Form 10-Q
period 1997-09-30
OUTSOURCE INTERNATIONAL INC
filed 1997-11-17
CIK 1013316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                        Commission file number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          FLORIDA                                        65-0675628
-------------------------------                      --------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

         1144 EAST NEWPORT CENTER DRIVE, DEERFIELD BEACH, FLORIDA 33442
         --------------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code: (954) 418-6200

     Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                               OUTSTANDING AT NOVEMBER 14, 1997
           -----                               --------------------------------
Common Stock, par value $.001 per share                   8,448,788



                          OUTSOURCE INTERNATIONAL, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                             PAGE
                                                                                          ----

               Consolidated Balance Sheets as of  September 30, 1997 and
               December 31, 1996.......................................................      2

               Consolidated Statements of Income for the three months
               and nine months ended September 30, 1997 and 1996.......................      3

               Consolidated Statement of Shareholders' Equity (Deficit) for
               the nine months ended September 30, 1997 ...............................      4

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1997 and 1996.......................................      5

               Notes to Consolidated Financial Statements..............................      6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................    15


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................................     23
Item 2 - Changes in Securities and Use of Proceeds.....................................     23
Item 3 - Defaults upon Senior Securities...............................................     24
Item 4 - Submission of Matters to a Vote of Security Holders...........................     24
Item 6 - Exhibits and Reports on Form 8-K..............................................     25
Signatures.............................................................................     26



PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997             1996
                                                                          -------------    ------------


ASSETS
CURRENT ASSETS:
Cash ...............................................................      $      63,034    $    44,790
Trade accounts receivable, net of allowance for doubtful accounts of
     $1,553,232 and $978,250 .......................................         48,215,785     26,349,648
Funding advances to franchises .....................................          2,339,849      3,231,839
Notes receivable and other amounts due from related parties ........               --        4,887,604
Prepaid expenses and other current assets ..........................          1,112,948        420,021
                                                                          -------------    -----------

     Total current assets ..........................................         51,731,616     34,933,902
PROPERTY AND EQUIPMENT, net ........................................         15,793,411     13,127,107
GOODWILL AND OTHER INTANGIBLE ASSETS, net ..........................         31,045,515      7,454,806
OTHER ASSETS .......................................................          5,749,329        361,333
                                                                          -------------    -----------

     Total assets ..................................................      $ 104,319,871    $55,877,148
                                                                          =============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ...................................................      $   3,696,621    $ 2,676,093
Accrued expenses:
   Payroll .........................................................          5,852,434      4,213,723
   Payroll taxes ...................................................          3,180,340      2,180,130
   Workers' compensation and insurance .............................          8,102,404      5,463,845
   Other ...........................................................          3,056,154      1,440,118
Income taxes payable ...............................................          1,398,827           --
Other current liabilities ..........................................            215,499      1,377,559
Line of credit .....................................................               --        9,888,507
Current maturities of long-term debt ...............................          2,760,893      1,992,962
Current maturities of long-term debt to related parties ............            794,472      8,872,497
                                                                          -------------    -----------

     Total current liabilities .....................................         29,057,644     38,105,434
NON-CURRENT LIABILITIES:
Revolving credit facility ..........................................         40,293,000           --
Senior notes .......................................................          7,098,370           --
Put warrants liability .............................................         20,383,621           --
Long-term debt to related parties, less current maturities .........          4,859,283      2,402,661
Other long-term debt, less current maturities ......................         10,981,395     10,873,828
                                                                          -------------    -----------

     Total liabilities .............................................        112,673,313     51,381,923
                                                                          -------------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 10,000,000 shares authorized, none
   issued ..........................................................               --             --
Common stock, $.001 par value; 100,000,000 shares authorized;
   5,448,788 issued and outstanding at September 30, 1997 ..........              5,449          5,785
Additional paid-in capital (deficit) ...............................         (7,484,321)        95,315
Retained earnings (deficit) ........................................           (874,570)     4,394,125
                                                                          -------------    -----------

     Total shareholders' equity (deficit) ..........................         (8,353,442)     4,495,225
                                                                          -------------    -----------
     Total liabilities and shareholders' equity (deficit) ..........      $ 104,319,871    $55,877,148
                                                                          =============    ===========

                 See notes to consolidated financial statements.



                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                           -------------                   -------------
                                                       1997          1996               1997            1996
                                                       ----          ----               ----            ----

Net revenues .................................      $121,975,957   $77,680,430      $ 315,173,329    $193,802,220

Cost of revenues .............................       102,923,824    66,698,660        268,762,184     167,068,460
                                                    ------------   -----------      -------------    ------------

Gross profit .................................        19,052,133    10,981,770         46,411,145      26,733,760
                                                    ------------   -----------      -------------    ------------

Selling, general and administrative expenses:
     Shareholders' compensation ..............              --         497,990            292,001       1,460,550
     Amortization of intangible assets .......           472,552       137,810          1,365,125         285,750
     Other selling, general and administrative        15,268,901     8,001,220         38,645,590      20,685,720
                                                    ------------   -----------      -------------    ------------

     Total selling, general and
         administrative expenses .............        15,741,453     8,637,020         40,302,716      22,432,020
                                                    ------------   -----------      -------------    ------------

Operating income .............................         3,310,680     2,344,750          6,108,429       4,301,740
                                                    ------------   -----------      -------------    ------------

Other expense (income):
    Interest expense (net) ...................         2,500,404       642,510          6,013,289       1,416,330
    Put warrants valuation adjustment ........           597,673          --            1,841,625            --
    Other expense (income) ...................             8,054         5,710            (16,925)         61,000
    Other charges ............................              --         942,930               --           942,930
                                                    ------------   -----------      -------------    ------------

    Total other expense (income) .............         3,106,131     1,591,150          7,837,989       2,420,260
                                                    ------------   -----------      -------------    ------------

Income (loss) before provision (benefit) for
    income taxes .............................           204,549       753,600         (1,729,560)      1,881,480
Provision (benefit) for income taxes .........           111,091          --             (682,493)           --
                                                    ------------   -----------      -------------    ------------

Net income (loss) ............................      $     93,458   $   753,600      $  (1,047,067)   $  1,881,480
                                                    ============   ===========      =============    ============

PRO FORMA DATA:

Income (loss) before provision (benefit)
    for income taxes .........................      $    204,549   $   753,600      $  (1,729,560)   $  1,881,480
Provision (benefit) for income taxes .........           111,091       307,000           (356,000)        766,000
                                                    ------------   -----------      -------------    ------------
Net income (loss) ............................      $     93,458   $   446,600      $  (1,373,560)   $  1,115,480
                                                    ============   ===========      =============    ============

Weighted average common shares
    outstanding ..............................         6,946,376     6,050,000          6,776,273       6,050,000
                                                    ============   ===========      =============    ============

Earnings (loss) per share ....................      $       0.01   $      0.07      $       (0.20)   $       0.18
                                                    ============   ===========      =============    ============


                 See notes to consolidated financial statements.



                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)


                                                                   ADDITIONAL       RETAINED
                                                    COMMON          PAID-IN         EARNINGS
                                                    STOCK       CAPITAL(DEFICIT)    (DEFICIT)          TOTAL
                                                    -----       ----------------    ---------          -----

Balance, December 31, 1996 ...................      $ 5,785      $    95,315      $ 4,394,125      $  4,495,225
Net loss for the period from January 1, 1997
    through February 21, 1997 ................         --               --           (172,497)         (172,497)
 Distributions and other adjustments in
    connection with the Reorganization .......         (336)      (7,579,636)      (4,221,628)      (11,801,600)
Net loss for the period from February 22, 1997
    through September 30, 1997 ...............         --               --           (874,570)         (874,570)
                                                    -------      -----------      -----------      ------------

Balance, September 30, 1997 ..................      $ 5,449      $(7,484,321)     $  (874,570)     $ (8,353,442)
                                                    =======      ===========      ===========      ============


                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                   1997           1996
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................      $ (1,047,067)   $ 1,881,480
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization .......................         2,889,216        968,209
   Amortization of debt discount and issuance costs ....           808,749           --
   Put warrants valuation adjustment ...................         1,841,625           --
   Deferred income taxes ...............................        (2,081,320)          --
   Gain on disposal of property
        and equipment ..................................           (77,134)          --
    Changes in assets and liabilities:
        (Increase) decrease in:
            Trade accounts receivable ..................       (21,866,137)    (7,790,865)
            Prepaid expenses and other current assets ..           (69,854)       235,922
            Other assets ...............................        (1,788,107)      (551,034)
        Increase (decrease) in:
            Accounts payable ...........................           558,925        561,964
            Accrued expenses:
                Payroll ................................         1,638,711        578,541
                Payroll taxes ..........................         1,000,210     (2,153,877)
                Workers' compensation and insurance ....         2,638,559      2,333,617
                Other ..................................         1,756,036        603,350
            Income taxes payable .......................         1,398,827           --
            Other current liabilities ..................        (1,162,060)      (200,713)
                                                              ------------    -----------

               Net cash used in operating activities ...       (13,560,821)    (3,533,406)
                                                              ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding (advances) repayments to franchises, net .......           891,990     (1,434,013)
Property and equipment expenditures ....................        (2,332,471)    (1,892,741)
Expenditures for acquisitions ..........................       (21,385,000)    (1,950,000)
                                                              ------------    -----------

               Net cash used in investing activities ...       (22,825,481)    (5,276,754)
                                                              ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in excess of outstanding checks over
    bank balance, included in accounts payable .........           461,603      2,860,543
Net proceeds from line of credit and
    revolving credit facility ..........................        30,404,494      4,968,999
Related party borrowings (repayments) ..................        (2,478,799)     1,077,569
Proceeds of senior notes and put warrants, net of
    issuance costs .....................................        22,614,984           --
Repayment of long-term debt ............................        (3,918,061)    (1,034,204)
Payments in connection with the Reorganization .........       (10,056,600)          --
Deferred offering costs ................................          (623,075)          --
Distributions paid to shareholders .....................              --         (516,984)
                                                              ------------    -----------
               Net cash provided by financing activities        36,404,546      7,355,923
                                                              ------------    -----------

Net increase (decrease) in cash ........................            18,244     (1,454,237)
Cash, beginning of period ..............................            44,790      1,511,399
                                                              ------------    -----------
Cash, end of period ....................................      $     63,034    $    57,162
                                                              ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid ..........................................      $  4,198,116    $ 1,590,643
                                                              ============    ===========


                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements and the related information in these notes as of September 30, 1997 and for the three months and nine months ended September 30, 1996 and 1997 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Company's Registration Statement on Form S-1 (File No. 333-33443) filed with the Securities and Exchange Commission and declared effective on October 23, 1997.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 130 and SFAS No. 131 are effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that these pronouncements will have on the disclosures in its Consolidated Financial Statements.

NOTE 2. REORGANIZATION

     On February 21, 1997, a reorganization was consummated in which nine companies under common ownership and management became wholly-owned subsidiaries of OutSource International, Inc. (the "Reorganization"). OutSource International, Inc. was incorporated in April 1996 for the purpose of becoming the parent holding company, but was inactive with no assets, liabilities or operations prior to the Reorganization.

     The nine companies which became subsidiaries of OutSource International, Inc. are OutSource International of America, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Capital Staffing Fund, Inc. (the "Subsidiaries"). Except for Capital Staffing Fund, Inc., the outstanding common stock of each of the Subsidiaries was owned prior to the Reorganization by the same shareholders with identical ownership percentages. The shareholders and their ownership percentages were: (a) a control group consisting of two brothers, who were founders, their immediate families and four family trusts (the "S Group") - 58.2%; (b) a control group consisting of an individual, who was a founder, his immediate family and two family trusts (the "M Group") - 29.1%; (c) the chief executive officer of the Subsidiaries (the "CEO") - 9.7%; and (d) the executive vice president of the Subsidiaries and a family trust (the "EVP") - 3.0%. The shareholders and their ownership percentages of Capital Staffing Fund, Inc. prior to the Reorganization were: S Group-48.5%; M Group - 24.25%; CEO - 24.25% and EVP - 3.0%.

     In 1974, the three founders began the flexible industrial staffing services business which became the operations of the Subsidiaries, and these operations expanded to also include franchising of flexible industrial staffing services, PEO services, and funding services to certain franchises. The operations of the Subsidiaries historically have been integrated to provide a single source of human resource services for customers under the direction of a single executive management group and with a centralized administrative and business support center.

     The Reorganization consisted of (a) the distribution by the Subsidiaries, which were S corporations, of previously undistributed accumulated taxable earnings to all shareholders, in proportion to their ownership interests, a portion of which was used to repay $4,300,000 in notes receivable of OutSource Franchising, Inc. from its shareholders, in proportion to their ownership interests; (b) the contribution to paid-in capital of Synadyne II, Inc. and Synadyne III, Inc. of $4,300,000 in notes payable by such Subsidiaries to their shareholders, in proportion to their ownership interests; and (c) the exchange by all of the shareholders of all of their shares of common stock in the Subsidiaries for shares of common stock in OutSource International, Inc., except that the founders in the S Group and M Group received cash and notes for a portion of their common stock, aggregating 5.8% of the total

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2. REORGANIZATION (CONTINUED)

ownership interests in the Subsidiaries (the equivalent of 336,430 shares of common stock of OutSource International, Inc.). The following is a summary of the cash paid, notes issued, repayment of notes receivable, contribution to additional paid-in capital, and common stock of OutSource international, Inc. issued in the Reorganization:


                                                                                    ISSUANCE OF
                                                                                    COMMON STOCK
                                                REPAYMENT OF                   ---------------------
                         CASH         NOTES    NOTES RECEIVABLE     TOTAL       SHARES    PERCENTAGE
                      ----------   ----------  ----------------  -----------   ---------  ----------
S Group              $ 5,840,800   $1,420,000    $ 2,502,000     $ 9,762,800   3,131,667     57.5%
M Group                3,849,900         --        1,251,000       5,100,900   1,552,315     28.5%
CEO ...                  225,760      325,000        417,000         967,760     591,249     10.8%
EVP ...                  140,140         --          130,000         270,140     173,557      3.2%
                     -----------   ----------    -----------     -----------   ---------    -----
                     $10,056,600   $1,745,000    $ 4,300,000      16,101,600   5,448,788    100.0%
                     ===========   ==========    ===========                   =========    =====


  Less contribution to additional paid-in capital of notes
      payable of Synadyne II, Inc. and Synadyne III, Inc.         (4,300,000)
                                                                 -----------
  Net charge to shareholders' equity.....................        $11,801,600
                                                                 ===========


     All shareholders of the Subsidiaries owned virtually the same proportion of the common stock of OutSource International, Inc. after the Reorganization as they owned of the Subsidiaries prior to the Reorganization. Additionally, all of the Subsidiaries were historically an integrated operation under the direction of a single executive management group and with a centralized administrative and business support center, which continued after the Reorganization. Accordingly, the Reorganization was accounted for as a combination of companies at historical cost. The effects of the Reorganization on common stock have been reflected retroactively in the financial statements of prior years.

     Subsequent to the Reorganization, all compensation for the three founders (principal shareholders) was discontinued, and the Subsidiaries terminated their elections to be treated as S corporations. The balance of retained earnings (deficit) as of February 21, 1997 was transferred to additional paid-in capital (deficit). The distribution by the Subsidiaries to all shareholders at the time of the Reorganization is subject to adjustment based upon the final determination of taxable income through February 21, 1997.

NOTE 3. ACQUISITIONS

     Effective February 14, 1997, the Company purchased the franchise rights for two flexible staffing locations from LaPorte, Inc. and converted these locations to Company-owned locations. The purchase price was $1,300,000, with $650,000 paid at closing and issuance of two notes for $400,000 and $250,000. The first note plus accrued interest at 10% per annum is due in June 1997 and the second note bearing interest at 7% per annum is payable in 18 monthly installments ending August 1998.

     Effective February 21, 1997, the Company purchased a flexible staffing operation with one location from Apex, Inc. (not previously affiliated with the Company) for $1,000,000 which was paid at closing. The seller also received options to purchase 4,875 shares of the Company's common stock at their fair market value at the date of issuance. Such options were issued March 12, 1997.

     Effective February 24, 1997, the Company purchased a flexible staffing operation with four locations from Standby Personnel of Colorado Springs, Inc. (not previously affiliated with the Company) for $3,100,000, with $2,250,000 paid at closing and issuance of a $850,000 note to be paid in two installments in March 1998 and March 1999 with interest at 4% per annum (imputed at

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3. ACQUISITIONS (CONTINUED)

12% for financial statement purposes). These installments may each increase or decrease by an amount not to exceed $250,000, based on the gross margin from the acquired locations for the two years following the acquisition.

     Effective February 24, 1997, the Company purchased a flexible staffing operation from Staff Net, Inc. (not previously affiliated with the Company) for $320,000, with $160,000 paid at closing and issuance of a $160,000 note having no stated interest rate (imputed at 12% for financial statement purposes), to be paid in four quarterly installments maturing March 1998.

     Effective March 3, 1997, the Company purchased the franchise rights for ten flexible staffing locations from Superior Temporaries, Inc. and converted these locations to Company-owned locations. The purchase price was $9,000,000 paid at closing.

     Effective March 3, 1997, the Company purchased a flexible staffing operation with six locations from Staff Management, Inc. (not previously affiliated with the Company) for $4,150,000, with $2,500,000 paid at closing and issuance of a $1,650,000 note bearing interest at 4% per annum (imputed at 12% for financial statement purposes), to be paid in two installments: $925,000 plus interest in March 1998 and $725,000 plus interest in March 1999. The seller also received options to purchase 3,250 shares of the Company's common stock at their fair market value at the date of issuance. Such options were issued on March 12, 1997.

     Effective March 31, 1997, the Company purchased a flexible staffing operation with six locations from Stand-By, Inc. (not previously affiliated with the Company) for $5,500,000, with $5,000,000 paid at closing and issuance of a $500,000 note having no stated interest rate (imputed at 12% for financial statement purposes), to be paid in two equal installments in April 1998 and April 1999. These installment payments may each increase by an amount not to exceed $30,000 or decrease by an amount not to exceed $250,000, based on the gross margin from the acquired locations for the two years following the acquisition.

     Effective June 30, 1997, the Company purchased the franchise rights for one flexible staffing location from Labor World of Minneapolis, Inc., and converted this location to a Company-owned location. The purchase price was $825,000 paid at closing.

     The above acquisitions have been accounted for as purchases. The results of operations of the acquired businesses are included in the Company's consolidated statements of income from the effective date of acquisition. The additional payments based on future revenues, gross margin or income before income taxes of certain acquired businesses are not contingent on continuing employment of the sellers. Such additional amounts, if paid, will be recorded as additional purchase price.

     The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. The costs of the acquisitions in 1997 have been allocated on a preliminary basis while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed. Although the allocation and amortization periods are subject to adjustment, the Company does not expect that such adjustments will have a material effect on the consolidated financial statements.

     The following unaudited pro forma results of operations have been prepared assuming the acquisitions described above had occurred as of the beginning of the periods presented, including adjustments to the historical financial statements for additional amortization of intangible assets, increased interest on borrowings to finance the acquisitions and discontinuance of certain compensation previously paid by the acquired businesses to their shareholders. The unaudited pro forma operating results are not necessarily indicative of operating results that would have occurred had these acquisitions been consummated as of the beginning of the periods presented, or of future operating results.

                                        YEAR ENDED      NINE MONTHS ENDED
                                        DECEMBER 31,      SEPTEMBER 30,
                                           1996                1997
                                       -------------    -----------------
UNAUDITED PRO FORMA:
Net revenues ....................      $346,752,517      $ 326,422,476
Operating income ................         8,182,631          6,269,134
Income before provision (benefit)
    for income taxes ............         1,184,014         (2,231,615)
Net income (loss) ...............         1,184,014         (1,549,121)

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3. ACQUISITIONS (CONTINUED)

     The following unaudited pro forma information, as adjusted, has been prepared on the same basis as the preceding data and also reflects the pro forma adjustment for income taxes and weighted average shares outstanding as discussed in Note 9, except that the number of shares attributable to outstanding options and warrants has been increased by 568,883 shares for the year ended December 31, 1996, and 108,385 shares for the nine months ended September 30, 1997, in order to reflect an adjustment in the calculation of proceeds from the exercise of warrants associated with the portion of the Senior Notes utilized to finance the above acquisitions:


                                                         YEAR ENDED     NINE MONTHS ENDED
                                                         DECEMBER 31,     SEPTEMBER 30,
                                                             1996            1997
                                                        -------------   ----------------
UNAUDITED PRO FORMA, AS ADJUSTED:
Income before provision (benefit) for income taxes       $ 1,184,014      $(2,231,615)
Pro forma provision (benefit) for income taxes ....          530,930         (443,539)
                                                         -----------      -----------
Pro forma net income ..............................      $   653,084      $(1,788,076)
                                                         ===========      ===========
Weighted average common shares outstanding ........        6,618,883        6,884,658
                                                         ===========      ===========
Earnings per share ................................      $       .10      $      (.26)
                                                         ===========      ===========


Goodwill and other intangible assets consist of the following:

                                      AS OF DECEMBER 31,  AS OF SEPTEMBER 30,
                                      ------------------  -------------------
                                            1996                1997
                                      ------------------  -------------------
Goodwill ............................     $7,072,872         $26,801,257
Customer lists ......................        658,015           4,672,178
Covenants not to compete ............        110,644           1,204,841
Employee lists ......................         77,390             196,479
                                          ----------         -----------

Goodwill and other intangible
  assets ............................      7,918,921          32,874,755
Less accumulated amortization .......        464,115           1,829,240
                                          ----------          ----------
Goodwill and other intangible
  assets, net .......................     $7,454,806         $31,045,515
                                          ==========         ===========

NOTE 4. DEBT

     BANK FINANCING:

     On February 21, 1997, following the Reorganization, the Company entered into a revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility is for a term of four years and expires on February 20, 2001. The maximum amount available for borrowing is $50,000,000 which includes a letter of credit facility of $10,000,000. The interest rate on the Revolving Credit Facility is based upon: 1) the bank's prime rate (8.5% at September 30,
1997) plus a margin of up to 1.75% according to the Company's consolidated debt to earnings ratio (as defined by the terms of the Revolving Credit Facility or 2) the Eurodollar base rate (5.6563% at September 30, 1997) plus a margin from 1.25% to 3.25% according to the Company's consolidated debt to earnings ratio. The effective interest rate at September 30, 1997 was 8.8%. Revolving Credit Facility borrowings are collateralized by all tangible and intangible assets of the Company and are governed by certain covenants, which include an interest coverage ratio, a cash flow coverage ratio, an indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio and the current ratio. The Company secures its liability for the deductible portion of its workers' compensation coverage by the issuance of Letters of Credit to its insurance carriers which amounted to $6,303,000 at September 30, 1997.

     Subject to consummation of the Offering and certain other conditions, the lenders have agreed to a $35.0 million increase in the Company's Revolving Credit Facility to $85.0 million, primarily to finance additional acquisitions by the Company over the next several years. The increase in the Revolving Credit Facility is anticipated to become effective by the end of 1997.

     As of September 30, 1997, the Company was in default with regards to the required ratio of EBIT (earnings before interest and taxes) to cash interest, as set forth in the covenants of the Company's $50.0 million Revolving Credit Facility credit agreement with a syndicate of lenders led by Bank of Boston Connecticut. The syndicate of lenders has waived this default. In addition, as part of the terms of the $35.0 million increase in the Revolving Credit Facility to $85.0 million, the EBIT to cash interest covenant has been deleted and replaced by a covenant based on the ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to cash interest. The Company is in compliance with the defined requirements of this EBITDA to cash interest covenant for the period ended September 30, 1997.

     SENIOR NOTES:

     On February 21, 1997, following the Reorganization, the Company entered into senior subordinated agreements ("Senior Notes") with two investors (the "Investors") for borrowings totaling $25,000,000, with payments of $10,000,000 in March 2001 and $15,000,000 in February 2002, and quarterly interest payments at 11% per annum through February 1999 and 12.5% thereafter. The Senior Notes were repaid in full from the proceeds of the Company's public offering in October 1997 - See Notes 6 and 9. The Company also issued to the Investors warrants to purchase 786,517 shares of common stock at $.015 per share to be exercised at the discretion of the Investors and expiring five years from issuance (the "A warrants").

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4. DEBT (CONTINUED)

     In connection with the Senior Notes, warrants to purchase 573,787 shares of the Company's common stock at $.015 per share were issued by the Company into escrow. In April 1997, warrants to purchase 180,891 shares (the "B warrants") were released from escrow to the Company's shareholders as of February 21, 1997, as a result of the Company's consummation of the last of certain acquisitions in accordance with conditions of the agreements related to the Senior Notes. The remaining warrants to purchase 392,896 shares (the "C warrants") will be released from escrow on or before February 1999. The C warrants will be released to the same Company shareholders that received the B warrants, if by that date the Company has fully repaid the Senior Notes and has had a qualified public offering or qualified sale that results in a specified market valuation of the A warrants. In the event that all conditions have been met at that time except that the market valuation of the A warrants meets a specified lower threshold, 50% of the C warrants will be released to the Investors and 50% will be released to the now existing Company shareholders. If the Senior Notes have not been repaid or such lower market valuation threshold for the A warrants is not achieved by February 1999, all of the C warrants will be released to the Investors. The warrants in escrow are exercisable any time after being released from escrow and expire in February 2002.

     The A warrants issued to the Investors, as well as the B and C warrants placed in escrow, all contain a put right, whereby the Company would be required at the holder's option to purchase the warrants for the "publicly traded" fair value of those warrants should the Company not consummate a qualified initial public offering, as defined in the warrant agreement, by February 2001. This put right was terminated as a result of the Company's public offering in October 1997 (See Notes 6 and 9).

     The proceeds of the Senior Notes were recorded as a liability. The fair value of the A warrants issued to the Investors, plus the fair value of the B and C warrants, was recorded as debt discount, which is a contra-account to the Senior Notes liability and is periodically amortized using the interest method, resulting in a level effective rate of 55.7% per annum applied to the sum of the face amount of the debt less the unamortized discount. Interest expense (including discount amortization of $640,366) of $2,273,877 was recorded related to these Senior Notes for the nine months ended September 30, 1997.

     The B and C warrants were designed to provide the Investors with additional consideration for their $25 million investment if certain performance criteria (in the case of the B warrants) are not met or if certain triggering events (in the case of the C warrants) do not occur. Therefore, the value of the B and C warrants is, in substance, embedded within the $25 million subordinated debt proceeds and, as such, was accounted for in the same manner as the A warrants. Accordingly, the amount allocated from the $25 million subordinated debt proceeds to the detachable stock purchase warrants includes the fair value of the B and C warrants. The original debt discount, based on the fair value of the A warrants issued to the Investors plus the fair value of B and C warrants, was $18,541,996. The fair value of the warrants was determined by an independent appraiser as of the date of their issuance.

     Due to the put option included in all of the warrants, their fair value of $18,541,996 at the date of issuance was classified as a liability which was adjusted to fair value at each reporting date until the put option terminated. This liability was adjusted to a fair value of $20,383,621 as of September 30, 1997, with the cumulative adjustment of $1,841,625 included in non-operating expense for the nine months ended September 30, 1997. The fair value of the warrants recorded as of September 30, 1997 was equal to the price of the Company's shares sold to the public in October 1997 (See Note 6), less the warrant exercise price, and accordingly no further valuation adjustments are required. However, as a result of the termination of the put right at the time of the Company's public offering, this put warrants recorded liability will be reclassified from debt to additional paid-in capital in the fourth quarter of 1997 (See Note 9).

     The Company incurred $2,385,016 of costs related to the issuance of the Senior Notes, which are recorded in other non-current assets and are being amortized to interest expense using the interest method. Amortization of $125,586 was recorded for the nine months ended September 30, 1997.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 5. INCOME TAXES

     The net deferred tax asset as of September 30, 1997 includes deferred tax assets and liabilities attributable to the following items, including amounts recorded as a result of the February 21, 1997 termination of the elections by the Subsidiaries to be treated as S corporations:

Workers' compensation accrual...............................    $ 2,306,043
Allowance for doubtful accounts.............................        549,363
Debt discount related to warrants...........................        200,139
Change from cash to accrual tax basis.......................     (1,142,902)
Other.......................................................        168,677
                                                                -----------
    Net deferred tax asset, included in other assets........    $ 2,081,320
                                                                ===========

     The components of the income tax provision (benefit) for the three and nine months ended September 30, 1997 are as follows:

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1997         SEPTEMBER 30, 1997
                                                              ------------------         ------------------

Federal-Current.............................................     $ 510,711                   $1,136,058
State-Current...............................................       155,722                      262,769
Federal-Deferred............................................      (474,173)                  (1,777,114)
State-Deferred..............................................       (81,169)                    (304,206)
                                                                 ---------                   ----------
    Income tax provision (benefit)..........................     $ 111,091                   $ (682,493)
                                                                 =========                   ==========


     The Company's effective tax rate for the three and nine months ended September 30, 1997 differed from the statutory federal rate of 35% as follows:


                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1997        SEPTEMBER 30, 1997
                                                                    ------------------        ------------------
                                                                    AMOUNT       RATE        AMOUNT          RATE
                                                                    ------       ----        ------          ----
Statutory rate applied to income (loss) before income taxes       $  71,592      35.0%      $(605,346)       (35.0)%
Increase (decrease) in income taxes resulting from:
    Effect of termination of S corporation status .........            --        --          (385,693)       (22.3)
    Loss prior to termination of S corporation status .....            --        --            58,652          3.4
    Put warrants valuation adjustment .....................         144,535      70.7         445,320         25.7
    Employment tax credits ................................        (142,366)    (69.6)       (263,334)       (15.2)
    State income taxes ....................................          49,205      24.0         (27,348)        (1.6)
    Graduated tax rates ...................................          (2,045)     (1.0)         17,296          1.0
    Other .................................................          (9,830)     (4.8)         77,960          4.5
                                                                  ---------      ----       ---------         ----
    Total .................................................       $ 111,091      54.3%      $(682,493)       (39.5)%
                                                                  =========      ====       =========        =====


     Effective February 21, 1997, the Subsidiaries terminated their elections to be treated as S corporations under applicable provisions of the Internal Revenue Code. Prior to the date such election was terminated, items of income, loss, credits, and deductions were not taxed within the Company but were reported on the income tax returns of the Company's shareholders. Accordingly, no provision for income taxes was recorded.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6. SHAREHOLDERS' EQUITY

     VOTING TRUST:

     On February 21, 1997, in connection with the issuance of the Senior Notes and the closing of the Revolving Credit Facility, 4,683,982 shares of the common stock of the Company, owned by the Company's three principal shareholders and their families, were placed in a voting trust. Under the terms of the voting trust and agreement among the Company, the Company's shareholders and the Investors, the shares of common stock in the voting trust, which represent approximately 86% of the voting interest of the Company as of September 30, 1997, will be voted in favor of the election of a Board of Directors having seven members and comprised of three directors nominated by the CEO of the Company, two directors nominated by the Investors, and two independent directors nominated by the vote of both directors nominated by the Investors and at least two of the directors nominated by the CEO of the Company. Should there be a default of the terms of the Senior Notes or should the warrants to purchase 392,896 shares, as discussed in Note 4, be released from escrow to the Investors, the number of directors would be increased by two, with the additional directors nominated by the Investors. Further, the shares in the voting trust will be voted as recommended by the Board of Directors for any merger, acquisition or sale of the Company, or any changes to the Articles of Incorporation or Bylaws of the Company. On any other matter requiring a vote by the shareholders, the shares in the voting trust will be voted as directed by the current CEO of the Company.

     REVERSE STOCK SPLIT:

     On October 21, 1997, the Company effectuated a reverse stock split pursuant to which each then issued and outstanding share of Common Stock was converted into approximately 0.65 shares of Common Stock. The effect of this reverse split has been retroactively applied to all share, option and warrant amounts, including the related option and warrant exercise prices.

     PUBLIC OFFERING:

     The Company sold 3,000,000 shares of its Common Stock to the public (the "Offering") at an offering price of $15.00 per share on October 24, 1997 (See
Note 9).

NOTE 7. CONTINGENCIES

     The Company is involved in litigation with regards to certain service marks used by it. Although these matters are in very preliminary stages, the Company believes that an adverse decision in any or all cases would not have a material adverse effect on its financial condition or results of operations.

     Pursuant to the terms of a now inactive 401(k) plan (containing previous contributions still managed by the Company), highly compensated employees were not eligible to participate. However, as a result of administrative errors, some highly compensated employees have been permitted to make elective salary deferral contributions. The Company has sought IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). There will be a penalty payable by the Company, associated with a correction under the VCAP, although the Company believes this penalty will be insignificant.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 8. SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

     The consolidated statements of cash flows do not include the following noncash investing and financing transactions:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                       1997            1996
                                                       ----            ----
Acquisitions:
    Tangible and intangible assets
    acquired ................................       $ 25,067,375    $ 6,322,745
    Liabilities assumed .....................            (54,455)          --
    Debt issued .............................         (3,627,920)    (4,372,745)
                                                    ------------    -----------

Cash paid ...................................       $ 21,385,000    $ 1,950,000
                                                    ============    ===========

Increase in property and equipment
    and long-term debt, primarily
    capitalized leases ......................       $    875,199    $ 1,000,000
                                                    ============    ===========

Debt to shareholders for distributions
    and amounts in connection with the
    Reorganization ..........................       $  1,745,000    $      --
                                                    ============    ===========

Shareholders' contribution to
    additional paid-in capital in
    connection with the Reorganization ......      $   4,300,000    $      --
                                                   =============    ===========


NOTE 9. PRO FORMA DATA

     EARNINGS (LOSS) PER SHARE:

     Pro forma net income (loss) includes adjustments made to historical net income (loss) for pro forma income taxes computed as if the Company had been fully subject to federal and applicable state income taxes. The pro forma weighted average shares outstanding (6,050,000 for the three months and the nine months ended September 30, 1996, 6,946,376 for the three months ended September 30, 1997 and 6,776,273 for the nine months ended September 30, 1997) used to calculate pro forma earnings (loss) per share includes (a) the 5,448,788 shares of common stock issued in connection with the Reorganization, (b) all outstanding options and warrants to purchase common stock calculated using the treasury stock method and the Offering price of $15.00 per share, as if all such options and warrants had been outstanding for all periods presented (264,782 for the three months and the nine months September 30, 1996, 1,497,588 for the three months ended September 30, 1997 and 1,262,068 for the nine months ended September 30, 1997) and (c) for the periods prior to the Reorganization, the equivalent number of shares (336,430 for the three months and for the nine months ended September 30, 1996, -0- for the three months ended September 30, 1997 and 65,417 for the nine months ended September 30, 1997) of common stock represented by the shares of common stock of the Subsidiaries purchased from certain shareholders for cash and notes in the Reorganization.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 9. PRO FORMA DATA (CONTINUED)

     In February 1997, SFAS No. 128, "Earnings Per Share," was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had SFAS No. 128 been adopted for the three months ended September 30, 1997, and 1996, pro forma basic earnings per share would have been $ 0.02 and $ 0.08, respectively, and pro forma diluted earnings per share would have been $ 0.01 and $ 0.08, respectively. Had SFAS No. 128 been adopted for the nine months ended September 30, 1997 and 1996, pro forma basic earnings (loss) per share would have been $ (0.25) and $ 0.19, respectively, and pro forma diluted earnings (loss) per share would have been $ (0.25) and $0.19, respectively.

     BALANCE SHEET:

     The following table sets forth condensed historical balance sheet information of the Company at September 30, 1997, and on a pro forma basis at such date as adjusted to give effect to the Offering, and the application of the resulting net proceeds to repay certain indebtedness. The pro forma amounts reflect a $13.4 million extraordinary loss (net of a $6.7 million income tax benefit) resulting from the use of proceeds to repay the $25.0 million balance of the Senior Notes. This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes. The pro forma amounts also reflect the termination of the put right that occurred upon consummation of the Offering and resulted in the reclassification of the put warrants liability from debt to additional paid-in capital.

                                                                 SEPTEMBER 30, 1997
                                                                 ------------------
                                                           HISTORICAL         PRO FORMA
                                                           ----------         ---------

Total assets .......................................      $ 104,319,871       $108,809,866
                                                          =============       ============
Liabilities:
    Other current liabilities ......................      $  25,502,279       $ 25,502,279
                                                          -------------       ------------

Short-term debt:
    Current maturities of long term debt
        to related parties .........................            794,472               --
    Current maturities of obligations under
        capital leases and other ...................          2,760,893          2,760,893
                                                          -------------       ------------
Total short-term debt ..............................          3,555,365          2,760,893
                                                          -------------       ------------

Long-term debt, less current maturities:
    Revolving credit facility ......................         40,293,000         30,436,755
    Senior notes ...................................          7,098,370               --
    Put warrants liability .........................         20,383,621               --
    Due to related parties .........................          4,859,283               --
    Other ..........................................         10,981,395         10,981,395
                                                          -------------       ------------
Total long-term debt, less current maturities ......         83,615,669         41,418,150
                                                          -------------       ------------
Total liabilities ..................................        112,673,313         69,681,322
                                                          -------------       ------------
Total shareholders' equity (deficit) ...............         (8,353,442)        39,128,544
                                                          -------------       ------------
Total liabilities and shareholders' equity (deficit)      $ 104,319,871       $108,809,866
                                                          =============       ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a rapidly growing national provider of human resource services focusing on the flexible industrial staffing market through its Tandem division and on the PEO market through its Synadyne division. The Company's revenues are based upon the salaries and wages of worksite employees. Flexible staffing and PEO revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the flexible staffing and PEO services. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances.

     The Company's primary direct costs are (i) the salaries and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) health benefits and (iv) workers' compensation benefits and insurance. The Company believes that its risk management policy allows for flexibility, profitability, and cost control. The Company's workers' compensation insurance coverage for calendar 1997 provides for a $250,000 deductible per accident or industrial illness with an aggregate annual dollar limit on the Company's potential liability for deductible payments of 2.2% of aggregate annual payroll. As such, the Company's workers' compensation expense for claims is effectively capped at a contractually agreed upon percentage of payroll and cannot exceed these amounts for fiscal year 1997. The Company's claims experience in 1996 was approximately 2.0% of payroll. For claims related to periods prior to 1997, there was no aggregate maximum dollar limit on the Company's potential liability for deductible payments. From May 1, 1995 through December 31, 1996, in exchange for a lower excess insurance premium rate, the Company accepted the responsibility for losses exceeding the $250,000 policy deductible per accident or industrial illness on a dollar-for-dollar basis, but only to the extent such losses cumulatively exceed 85% of the excess insurance premium (excluding the profit and administration component), subject to a maximum additional premium of approximately $750,000 in 1995 and $1.2 million in 1996. The Company secures its workers' compensation obligations by the issuance of bank standby letters of credit to its insurance carriers, minimizing the required current cash outflow for such items. The Company has been successful in lowering its workers' compensation costs as a percentage of revenues (weighted proportionately between PEO and flexible industrial staffing) by approximately 32% from 1991 to 1996.

     During 1996, the Company made five flexible industrial staffing acquisitions (the "1996 Acquisitions") with thirteen offices and approximately $16.0 million in annual historical revenue. From January 1 to September 30, 1997, the Company made eight flexible industrial staffing acquisitions (the "1997 Acquisitions") with thirty offices and approximately $61.0 million in annual historical revenue. The 1996 Acquisitions and the 1997 Acquisitions have resulted in a significant increase in goodwill and other intangible assets, which has resulted and will continue to result in increased amortization expense.

RESULTS OF OPERATIONS

     Effective February 21, 1997, the Company consummated a Reorganization whereby it acquired all of the outstanding capital stock of its Subsidiaries. The historical operating results of the Company contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" also include the historical operating results of the Subsidiaries for the periods noted.

     The following tables set forth the amounts and percentage of net revenues of certain items in the Company's consolidated statements of income for the indicated periods.


                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                        -------------               -------------
                                                       1997      1996             1997       1996
                                                       ----      ----             ----       ----
                                                                      (IN THOUSANDS)
Net revenues:
Flexible industrial staffing ..................      $ 60,197   $ 28,072       $ 143,496    $ 65,787
PEO ...........................................        57,553     46,575         161,073     120,258
Franchise royalties and other .................         4,226      3,033          10,604       7,757
                                                     --------   --------       ---------    --------

Total net revenues ............................      $121,976   $ 77,680       $ 315,173    $193,802
                                                     ========   ========       =========    ========

Gross profit ..................................      $ 19,052   $ 10,982       $  46,411    $ 26,734
Selling, general and administrative expenses(1)        15,741      8,637          40,303      22,432
                                                     --------   --------       ---------    --------

Operating income ..............................         3,311      2,345           6,108       4,302
Net interest and other expense(1) .............         3,107      1,591           7,838       2,421
                                                     --------   --------       ---------    --------

Income (loss) before provision (benefit) for
income taxes ..................................           204        754          (1,730)      1,881
Pro forma income taxes (benefit)(1) ...........           111        307            (356)        766
                                                     --------   --------       ---------    --------

Pro forma net income (loss)(1) ................      $     93   $    447       $  (1,374)   $  1,115
                                                     ========   ========       =========    ========

System Operating Data:

System Revenues(2) ............................      $151,268   $107,533       $ 399,840    $271,996
                                                     ========   ========       =========    ========

Number of employees (end of period) ...........        32,400     25,800          32,400      25,800
Number of offices (end of period) .............           162        140             162         140

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                       ------------------    -----------------
                                                        1997       1996       1997       1996
                                                       ------     ------     ------     ------
Net revenues:
Flexible industrial staffing ....................        49.4%      36.1%      45.5%      33.9%
PEO .............................................        47.2       60.0       51.1       62.1
Franchise royalties and other ...................         3.4        3.9        3.4        4.0
                                                       ------     ------     ------     ------

Total net revenues ..............................       100.0%     100.0%     100.0%     100.0%
                                                       ======     ======     ======     ======

Gross profit ....................................        15.6%      14.1%      14.7%      13.8%
Selling, general and administrative expenses(1)..        12.9       11.1       12.8       11.6
                                                       ------     ------     ------     ------

Operating income ................................         2.7        3.0        1.9        2.2
Net interest and other expense(1) ...............         2.5        2.0        2.4        1.2
                                                       ------     ------     ------     ------

Income (loss) before provision (benefit) for
income taxes.....................................         0.2        1.0       (0.5)       1.0
Pro forma income taxes (benefit)(1)..............         0.1        0.4       (0.1)       0.4
                                                       ------     ------     ------     ------

Pro forma net income (loss)(1)...................         0.1%       0.6%      (0.4)%      0.6%
                                                       ======     ======     ======     ======

----------
(1) For the year ended December 31, 1996, and for the eight week period ended February 21, 1997, the Company elected to be treated as a subchapter S corporation and, accordingly, the Company's income was taxed at the shareholder level. In addition, during those periods, the Company paid compensation to the Company's founding shareholders and to the Company's President, Chief Executive Officer, and Chairman of the Board, who is also a shareholder of the Company ("Shareholder Compensation"). All of the compensation for the founding shareholders and a portion of the compensation for the Company's President was discontinued after the Reorganization. The discontinued Shareholder Compensation was $ -0- for the three months ended September 30, 1997, $418,570 for the three months ended September 30, 1996, $261,000 for the nine months ended September 30, 1997 and $1,227,610 for the nine months ended September 30, 1996. During the three months and nine months ended September 30, 1996, the Company incurred unusual expenses of approximately $ 0.9 million in relation to a registration statement filed by the Company with the Securities and Exchange Commission that was subsequently withdrawn and an internal investigation into certain Company transactions. During the three months and nine months ended September 30, 1997, the Company recorded non-operating expense of approximately $0.6 million and $1.8 million, respectively, related to the Put Warrants Valuation Adjustment. The following table sets forth the amounts and the percentage of certain items in the Company's consolidated statements of income, adjusted for the above items as follows: (i) selling, general and administrative expenses excludes discontinued Shareholder Compensation; (ii) operating income excludes discontinued Shareholder Compensation and (iii) net income and earnings per share excludes discontinued Shareholder Compensation, the unusual expenses in 1996 and the 1997 Put Warrants Valuation Adjustment and is calculated assuming the Company had been subject to federal and state income taxes and taxed as a C corporation during each of these periods.

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                    --------------------------       ---------------------------
                                                       1997            1996             1997             1996
                                                    ----------       ---------       ----------       ----------
                                                      (IN THOUSANDS, EXCEPT FOR PERCENTAGES AND PER SHARE DATA)

Selling, general and administrative expenses,
as adjusted .......................                 $ 15,741         $ 8,218         $ 40,042         $ 21,204
As a percentage of net revenues ...                     12.9%           10.6%            12.7%            10.9%

Operating income, as adjusted .....                 $  3,311         $ 2,764         $  6,369         $  5,530
As a percentage of net revenues ...                      2.7%            3.6%             2.0%             2.9%

Net income, as adjusted ...........                 $    626         $ 1,295         $    350         $  2,462
As a percentage of net revenues ...                      0.5%            1.7%             0.1%             1.3%

Earnings per share, as adjusted ...                 $   0.09         $  0.21        $    0.05         $   0.41

EBITDA, as adjusted ...............                 $  4,517         $ 3,224         $  9,524         $  6,432

        EBITDA is income before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA as adjusted excludes discontinued shareholder compensation, the unusual expenses in 1996 and the 1997 Put Warrants Valuation Adjustment. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

----------
(2) System revenues is the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the Franchisees) and the net revenues of the Franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of Franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following:

                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                     --------------------                     --------------------
                                       1997        1996                         1997        1996
                                     --------    --------                     --------    --------
                                                             (IN THOUSANDS)
Company's net revenues.............. $121,976     $77,680                     $315,173    $193,802
Less Company revenues from:
    Franchise royalties.............   (2,212)     (1,632)                      (5,117)     (4,272)
    Services to franchisees.........   (8,173)    (10,581)                     (25,176)    (23,781)
Add Franchisees' net revenues.......   39,677      42,066                      114,960     106,247
                                     --------    --------                     --------    --------

System revenues..................... $151,268    $107,533                     $399,840    $271,996
                                     ========    ========                     ========    ========

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     NET REVENUES. Net revenues increased $44.3 million, or 57.0%, to $122.0 million in the three months ended September 30, 1997 from $77.7 million in the three months ended September 30, 1996. This increase resulted from growth in PEO revenues in the three months ended September 30, 1997 compared to the three months ended September 30, 1996 of $11.0 million, or 23.6%, and flexible industrial staffing revenues growth of $32.1 million, or 114.4%. The increase in PEO revenues was primarily due to a broadening of the Company's targeted PEO client base. Flexible industrial staffing revenues increased due to: (i) the 1997 Acquisitions (which were primarily consummated during the first quarter of 1997), which resulted in an increase of $19.7 million in revenues; and (ii) internal growth of 44% from the comparable 1996 period, which resulted in an increase of $12.4 million due to development of existing Company-owned locations and an increase in the number of Company-owned offices. The Company-owned flexible industrial staffing offices increased to 90 locations as of September 30, 1997 from 41 locations as of September 30, 1996, with 28 of the 49 additional locations arising from the 1996 Acquisitions and 1997 Acquisitions.

     System revenues increased $43.7 million, or 40.7%, to $151.3 million in the three months ended September 30, 1997 from $107.6 million in the three months ended September 30, 1996. The increase in system revenues was attributable to the $44.3 million increase in the Company's net revenues discussed above. System revenues include franchise revenues which are not earned by or available to the Company. The franchisees' net revenues decreased by $2.4 million for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, primarily as a result of the Company's conversion of thirteen franchise locations to Company-owned locations during the first and second quarters of 1997, as well as the Company's termination of franchise agreements (in order to allow the Company's development of the related territories) related to another twenty locations during the second and third quarters of 1997. The Company continues to receive royalties related to the gross revenues of the formerly franchised locations for up to three years after the termination dates, although those gross revenues are not included in the Company's franchisee or system revenues totals.

     GROSS PROFIT. Gross profit increased $8.1 million, or 73.5%, to $19.1 million in the three months ended September 30, 1997, from $11.0 million in the three months ended September 30, 1996. Gross profit as a percentage of net revenues increased to 15.6% in the three months ended September 30, 1997 from 14.1% in the three months ended September 30, 1996. This increase was primarily due to the significantly higher growth rate for flexible industrial staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In the three months ended September 30, 1997, PEO net revenues generated gross profit margins of 3.6% as compared to gross profit margins of 23.4% generated by flexible industrial staffing operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.1 million, or 82.3%, to $15.7 million in the three months ended September 30, 1997 from $8.6 million in the three months ended September 30, 1996. This increase was primarily a result of operating costs associated with increased flexible industrial staffing volume at existing locations, the 1996 Acquisitions, the 1997 Acquisitions, and pre-opening and operating expenses associated with new office locations in existing flexible industrial staffing regions. The number of Company-owned flexible industrial staffing offices opened for less than one year increased to 20 locations as of September 30, 1997 from 10 locations as of September 30, 1996. Also, the Company increased its corporate financial, legal, human resource and other staff in anticipation of operating as a public company and in order to properly manage expected future growth. As a percentage of net revenues, selling, general and administrative expenses increased to 12.9% in the three months ended September 30, 1997 from 11.1% from the three months ended September 30, 1996. In addition to the items previously discussed, this percentage increase is also due to the significant increase in 1997 of the flexible industrial staffing revenues in proportion to total Company revenues. The flexible industrial staffing operations have higher associated selling, general and administrative expenses (as a percentage of revenues) than PEO operations.

     NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased by $1.5 million, to $3.1 million in the three months ended September 30, 1997 from $1.6 million in the three months ended September 30, 1996. This increase included $0.6 million attributable to the Put Warrants Valuation Adjustment. The remaining increase is due to (i) a $1.9 million increase in interest and other expense, including amortization of debt discount and issuance costs, associated with $25.0 million senior subordinated promissory notes (the "Senior Notes") which were issued in the first quarter of 1997, as well as interest expense associated with net additional borrowings of $29.1 million since September 30, 1996 under the Company's $50.0 million line of credit facility (the "Revolving Facility") to finance working capital requirements and the 1997 Acquisitions and (ii) a $0.9 decrease in other charges, primarily professional fees, related to a registration statement filed by the Company with the Securities and Exchange Commission that was subsequently withdrawn and an internal investigation into certain Company transactions, both events occurring in 1996.

     NET INCOME (LOSS). Net income decreased by $0.3 million, to $0.1 million in the three months ended September 30, 1997 from $0.4 million in the three months ended September 30, 1996. This decrease was primarily due to the $1.9 million increase in net interest and other expense discussed above. The Company also recorded increases in selling, general and administrative expenses (including a $0.3 million increase in amortization of intangible assets arising primarily from the 1997 Acquisitions) and a $0.6 million Put Warrants Valuation Adjustment, as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     NET REVENUES. Net revenues increased $121.4 million, or 62.6%, to $315.2 million in the nine months ended September 30, 1997 from $193.8 million in the nine months ended September 30, 1996. This increase resulted from growth in PEO revenues in the first nine months of 1997 compared to the first nine months of 1996 of $40.8 million, or 33.9%, and flexible industrial staffing revenues growth of $77.7 million, or 118.1%. The increase in PEO revenues was primarily due to a broadening of the Company's targeted PEO client base. Flexible industrial staffing revenues increased due to: (i) the 1996 Acquisitions (which were primarily consummated during the second quarter of 1996) and the 1997 Acquisitions, (which were primarily consummated during the first quarter of 1997), which resulted in an increase of $48.7 million in revenues; and (ii) internal growth of 59% from the comparable 1996 period, which resulted in an increase of $29.0 million due to development of existing Company-owned locations and an increase in the number of Company-owned offices. The Company-owned flexible industrial staffing offices increased to 90 locations as of September 30, 1997 from 41 locations as of September 30, 1996, with 28 of the 49 additional locations arising from the 1996 Acquisitions and 1997 Acquisitions.

     System revenues increased $127.8 million, or 47.0%, to $399.8 million in the first nine months of 1997 from $272.0 million in the first nine months of 1996. The increase in system revenues was attributable to the $121.4 million increase in the Company's net revenues discussed above, of which $2.3 million related to services provided to franchises, and a $8.7 million increase in franchise industrial staffing revenues. System revenues include franchise revenues which are not earned by or available to the Company.

     GROSS PROFIT. Gross profit increased $19.7 million, or 73.6%, to $46.4 million in the nine months ended September 30, 1997, from $26.7 million in the nine months ended September 30, 1996. Gross profit as a percentage of net revenues increased to 14.7% in the first nine months of 1997 from 13.8% in the first nine months of 1996. This increase was primarily due to the significantly higher growth rate for flexible industrial staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In the first nine months of 1997, PEO net revenues generated gross profit margins of 3.4% as compared to gross profit margins of 23.6% generated by flexible industrial staffing operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $17.9 million, or 79.7%, to $40.3 million in the nine months ended September 30, 1997 from $22.4 million in the nine months ended September 30, 1996. This increase was primarily a result of operating costs associated with increased flexible industrial staffing volume at existing locations, the 1996 Acquisitions, the 1997 Acquisitions, and pre-opening and operating expenses associated with new office locations in existing flexible industrial staffing regions. The number of Company-owned flexible industrial staffing offices opened for less than one year increased to 20 locations as of September 30, 1997 from 10 locations as of September 30, 1996. Also, the Company increased its corporate financial, legal, human resource and other staff in anticipation of operating as a public company and in order to properly manage expected future growth. As a percentage of net revenues, selling, general and administrative expenses increased to 12.8% in the nine months ended September 30, 1997 from 11.6% in the nine months ended September 30, 1996. In addition to the items previously discussed, this percentage increase is also due to the significant increase in 1997 of the flexible industrial staffing revenues in proportion to total Company revenues. The flexible industrial staffing operations have higher associated selling, general and administrative expenses (as a percentage of revenues) than PEO operations.

     NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased by $5.4 million, to $7.8 million in the first nine months of 1997 from $2.4 million in the first nine months of 1996. This increase included $1.8 million attributable to the Put Warrants Valuation Adjustment. The remaining increase is due to (i) a $4.6 million increase in interest and other expense, including amortization of debt discount and issuance costs, associated with the Senior Notes which were issued in the first quarter of 1997, as well as interest expense associated with net additional borrowings of $29.1 million since September 30, 1996 under the

Revolving Facility to finance working capital requirements and the 1997 Acquisitions and (ii) a $0.9 million decrease in other charges, primarily professional fees, related to a registration statement filed by the Company with the Securities and Exchange Commission that was subsequently withdrawn and an internal investigation into certain Company transactions, both events occurring in 1996.

     NET INCOME (LOSS). Net income (loss) decreased by $2.5 million, to a $1.4 million net loss in the first nine months of 1997 from $1.1 million in net income in the first nine months of 1996. This decrease was primarily due to the $4.6 million increase in net interest and other expense discussed above. The Company also recorded increases in selling, general and administrative expenses (including a $1.1 million increase in amortization of intangible assets arising primarily from the 1997 Acquisitions) and a $1.8 million Put Warrants Valuation Adjustment, as discussed above.

ADDITIONAL OPERATING INFORMATION

     The following table sets forth the gross profit margins for the Company's two primary areas of operations for the indicated periods.

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                    ------------------      -----------------
                                    1997          1996      1997         1996
                                    ----          ----      ----         ----

Flexible industrial staffing.....   23.4%         24.7%     23.6%        25.1%
PEO..............................    3.6           4.0       3.4          3.7

     The Company's flexible industrial staffing division generates significantly higher gross profit margins than its PEO division. The higher flexible industrial staffing division margin reflects compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

     The decrease in the gross profit margin from the Company's flexible industrial staffing operations in 1997 from 1996 is primarily due to (i) larger contracts obtained by the Company which have lower gross margin percentages based on correspondingly lower selling, general and administrative expenses from the economies of scale in servicing a larger contract and (ii) the impact of two increases in the minimum wage during the period from October 1, 1996 through September 30, 1997, for which the Company recovered much of the increased payroll costs via increased billing rates but without a related profit increase.

     The decrease in the gross profit margin from the Company's PEO operations in 1997 from 1996 is primarily due to (i) larger contracts obtained by the Company which have lower gross margin percentages based on correspondingly lower selling, general and administrative expenses from the economies of scale in servicing a larger contract and (ii) a decrease in the percentage of total PEO operations related to PEO services provided to insurance agents. The gross profit margin percentage for PEO services provided to insurance agents is higher than the gross profit margin from most other PEO clients since, although the gross profit amount per employee is relatively consistent, the revenue from an insurance agent employee is generally lower than the revenue from most other PEO client employees, due to the lower average wage and benefit cost for the insurance agent employee. See "--General" for a discussion of the effect of these costs on the Company's revenue calculation.

FLEXIBLE INDUSTRIAL STAFFING

     Net revenues from the Company's flexible industrial staffing services increased $77.7 million, or 118.1%, to $143.5 million for the nine months ended September 30, 1997 from $65.8 million for the nine months ended September 30, 1996. This increase represented an increasing share of the Company's total net revenues, to 45.5% in 1997 from 33.9% in 1996.

     Gross profit from the Company's flexible industrial staffing services increased $17.4 million, to $33.9 million for the nine months ended September 30, 1997 from $16.5 million for the nine months ended September 30, 1996. This represented an increasing share of the Company's total gross profit, to 73.0% for the nine months ended September 30, 1997, from 61.8% for the nine months ended 1996.

PEO

     Net revenues from the Company's PEO services increased $40.8 million, or 33.9%, to $161.1 million for the nine months ended September 30, 1997 from $120.3 million for the nine months ended September 30, 1996. However, because of the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total net revenues, to 51.1% in 1997 from 62.1% in 1996.

     Gross profit from the Company's PEO services increased $1.1 million to $5.5 million for the nine months ended September 30, 1997 from $4.4 million for the nine months ended September 30, 1996. However, because of the lower gross profit percentage from PEO as compared to flexible industrial staffing, as well as the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total gross profit, to 11.9% for the nine months ended September 30, 1997 from 16.6% for the nine months ended September 30, 1996.

FRANCHISE AND OTHER

     Net revenues from the Company's franchise and other services increased $2.8 million, or 36.7%, to $10.6 million for the nine months ended September 30, 1997 from $7.8 million for the nine months ended September 30, 1996. This increase represented a slightly decreasing share of the Company's total net revenues, to 3.4% in 1997 from 4.0% in 1996.

     Gross profit from the Company's franchise and other services increased $1.2 million to $7.0 million for the nine months ended September 30, 1997, from $5.8 million for the nine months ended September 30, 1996. However, primarily because of the lower growth rate in franchise and other revenues as compared to flexible industrial staffing, this increase represented a decreasing share of the Company's total gross profit, to 15.1% for the nine months ended September 30, 1997 from 21.6% for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds for working capital and other needs have been a $50.0 million Revolving Facility with a syndicate of lenders led by Bank of Boston Connecticut, the Senior Notes and borrowings from related parties. One of the key elements of the Company's multi-faceted growth strategy is expansion through acquisitions, which may require significant sources of financing. These financing sources include cash from operations, seller financing, bank financing and issuances of the Company's Common Stock. On October 24, 1997, the Company sold 3,000,000 shares of its common stock to the public for net proceeds, after deducting all expenses, of approximately $40.5 million (the "Offering"). In addition, subject to the consummation of the Offering and certain other conditions, the Company negotiated a $35.0 million increase in the Revolving Facility to $85.0 million, primarily to finance additional acquisitions anticipated by the Company over the next several years. The increase in the Revolving Facility is anticipated to become effective by the end of 1997.

     The Revolving Facility is for a term of four years and expires in February 2001. Outstanding amounts under the Revolving Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of common stock of each of the Subsidiaries. Amounts borrowed under the Revolving Facility bear interest at Bank of Boston Connecticut's base rate or Eurodollar rate (at the Company's option) plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Facility). As of September 30, 1997, the Company had outstanding borrowings under the Revolving Facility of $40.3 million, bearing interest at an effective annual rate of 8.8%. The Company used approximately $10.0 million of the net proceeds from the Offering to repay a portion of the outstanding borrowings under the Revolving Facility. The Revolving Facility contains certain affirmative and negative covenants relating to the Company's operations.

    As of September 30, 1997, the Company was in default with regards to the required ratio of EBIT (earnings before interest and taxes) to cash interest, as set forth in the covenants of the Company's $50.0 million Revolving Facility credit agreement with a syndicate of lenders led by Bank of Boston Connecticut. The syndicate of lenders has waived this default. In addition, as part of the terms of the $35.0 million increase in the Revolving
Facility to $85.0 million, the EBIT to cash interest covenant has been deleted and replaced by a covenant based on the ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to cash interest. The Company is in compliance with the defined requirements of this EBITDA to cash interest covenant for the period ended September 30, 1997.

     On February 21, 1997, the Company issued Senior Notes in the principal amount of $25.0 million. The Senior Notes were subordinate to borrowings under the Revolving Facility, but were repaid in full from the proceeds of the Offering. The Company used the proceeds of the Senior Notes primarily to fund flexible industrial staffing acquisitions and to pay shareholder distributions and other amounts in connection with the Reorganization. In connection with the issuance of the Senior Notes, the Company issued 786,517 warrants to the senior note holders and placed an additional 573,787 warrants in escrow.The warrants are exercisable at a price of $.015 per share.

     As of September 30, 1997, the Company also (i) was indebted to certain of its shareholders, their family members and an executive officer of the Company for approximately $2.9 million under promissory notes subordinated to the repayment of the Revolving Facility and the Senior Notes, but which were repaid in full from the proceeds of the Offering; (ii) had bank standby letters of credit outstanding, in the aggregate amount of $6.3 million under a $10.0 million letter of credit facility (which is part of the Revolving Facility) to secure certain workers' compensation obligations; (iii) had $5.7 million of promissory notes outstanding in connection with certain acquisitions, bearing interest at rates ranging from 4.0% to 10.0%, which are payable primarily during the next two years (except for $2.6 million due to shareholders and affiliates which was repaid in full from the proceeds of the Offering), and subordinated to the repayment of the Revolving Facility and the Senior Notes; (iv) had obligations under capital leases for buildings and equipment in the aggregate amount of $8.2 million; and (v) had obligations under mortgages totalling $2.2 million.

     The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Flexible industrial staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 35 to 45 days from the date of invoice. As new flexible staffing offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash to fund operations. The Company pays its PEO employees on a weekly, bi-weekly, semi-monthly or monthly basis for their services, and currently receives payments on a simultaneous basis from approximately 90% of its existing customers. The remainder of the Company's PEO customers generally make payment 35 to 45 days after the date of invoice.

     The Company's principal uses of cash are for wages and related payments to temporary and PEO employees, operating costs, acquisitions, capital expenditures and advances made to certain Tandem franchise associates to fund their payroll obligations and repayment of debt and interest thereon.

     During the nine months ended September 30, 1997, cash used in operations was approximately $13.6 million, compared with net cash used by operating activities of $3.5 million in the first nine months of 1996. Cash used in investing activities during the nine months ended September 30, 1997 was approximately $22.8 million, primarily expenditures of $21.4 million for acquisitions (primarily intangible assets), compared with cash used in investing activities of $5.3 million in 1996 (which included expenditures of $2.0 million for acquisitions). Cash provided by financing activities during the nine months ended September 30, 1997 was approximately $36.4 million, including $22.6 million net proceeds from the Senior Notes and Warrants and $30.4 million from borrowings under the Revolving Facility, offset by payments of $10.1 million for shareholder distributions and other amounts in connection with the Reorganization and $6.4 million of repayments of long-term debt. Cash provided by financing activities during the nine months ended September 30, 1996 was approximately $7.4 million, primarily $5.0 million from borrowings under a bank line of credit.

     The Company believes that funds provided by operations, borrowings under the Revolving Facility, current cash balances and the net proceeds from the Offering will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for the next twelve months. The Company also believes that sufficient long-term liquidity for its future needs will be provided by funds from operations, expanded or new borrowing facilities, and/or additional equity offerings.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Throughout the periods discussed above, the increases in revenues have resulted primarily from higher volumes, rather than price increases.

 NON-OPERATING EXPENSES

     As a result of the use of the proceeds of the Offering to repay the full balance of the Senior Notes, the Company will record an extraordinary loss in the fourth quarter of approximately $13.4 million (net of a $6.7 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general, and legal proceedings. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, and in the Company's Registration Statement on Form S-1 (File No. 333-33443) filed with the Securities and Exchange Commission on August 12, 1997, as amended by Amendments No. 1 through 3 thereto, and declared effective on October 23, 1997 (the "Registration Statement on Form S-1").

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On September 23, 1997, Source Services Corporation filed an action in federal court seeking to enjoin the Company's use of the name "OUTSOURCE", cancellation by the court of the Company's "OutSource" service mark and damages. For a discussion of earlier proceedings with respect to this matter, see the Company's Registration Statement on Form S-1, under the heading "Legal Proceedings".

     On September 26, 1997, Tandem Personnel, Inc. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania seeking a temporary and permanent injunction in Pennsylvania against the Company's use of "Tandem", "Tandem Labor World" and/or "Tandem Staffing for Industry", and damages. The Company thereafter removed the case to the United States District Court for the Eastern District of Pennsylvania.

     The Company intends to vigorously defend both service mark matters. Although both matters are in very preliminary stages of litigation, the Company believes that an adverse decision in either or both cases would not have a material adverse effect on its financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company has adopted a Shareholder Protection Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, preferred stock purchase rights (the "Rights") were distributed, as a dividend, to holders of record of shares of Common Stock as of October 6, 1997 ("Record Date"), at a rate of one Right for each share of the Company's Common Stock held on the Record Date. Rights will also be attached to all shares of Common Stock issued on or after the Record Date. Each Right will entitle its holder to purchase from the Company, after the Separation Time (as defined below), one one-hundredth of a share of Preferred Stock, par value $0.001 per share, for $90.00 (the "Exercise Price"), subject to adjustment. The Rights will expire on the close of business on the tenth anniversary of the Record Date unless earlier terminated by the Company. Initially, the Rights will be attached to all Common Stock certificates, and the Rights will automatically trade with shares of Common Stock. However, ten business days after a person or group announces an offer the consummation of which would result in such person or group owning 15% or more of the Common Stock (the "Acquiring Person"), or the first date of a public announcement that a person or group has acquired 15% or more of the Common Stock (the "Separation Time"), the Rights will become exercisable, and separate certificates representing the Rights will be issued.

     In the event that any person becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its affiliates and associates (which will thereafter be void), will have the right to receive, upon exercise of each Right, that number of shares of Company Stock having an aggregate Market Price (as defined in the Rights Agreement), on the date of the public announcement of a person becoming an Acquiring Person, equal to twice the Exercise Price for an amount in cash equal to the then current Exercise Price. At any time after an Acquiring Person crosses the 15% threshold and prior to the acquisition by such person of 50% or more of the outstanding shares of Common Stock, the Board may exchange the Rights (other than Rights owned by the Acquiring Person), in whole or in part, at an exchange ratio of one Share of Common Stock per Right. The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company in a manner or on terms not approved by the Board. The Rights, however, should not deter any prospective offeror willing to negotiate in good faith with the board of directors, nor should the Rights interfere with any merger or other business combination approved by the board of directors.

     On October 21, 1997, the Company effectuated a reverse stock split pursuant to which each then issued and outstanding share of Common Stock was converted into approximately 0.65 shares of Common Stock.

     On October 23, 1997, the Company's Registration Statement on Form S-1 (333-33443), covering 3.7 million shares of Common Stock (the "Initial Public Offering"), was declared effective by the Securities and Exchange Commission. The Initial Public Offering commenced on October 24, 1997 and terminated upon the sale of all of the 3.7 million shares of Common Stock included in the primary offering. The Initial Public Offering was underwritten by Smith Barney Inc., Robert W. Baird & Co. and Donaldson, Lufkin & Jenrette Securities Corporation.

     The Initial Public Offering registered 3 million shares of Common Stock on behalf of the Company, at an aggregate offering price of $45 million, and 700,000 shares of Common Stock on behalf of certain selling shareholders, at an aggregate offering price of $10.5 million.

     The Initial Public Offering expenses incurred by the Company through September 30, 1997, primarily professional fees, were approximately $623,000. In October 1997, the Company incurred estimated additional expenses of approximately $3,867,000 in connection with the Offering, including underwriting discounts and commissions of approximately $3,150,000 and other expenses of approximately $717,000.
None of those expenses were direct or indirect payments to the Company's directors, officers or their associates, to persons owning ten percent or more of any class of the Company's equity securities or to any affiliates of the Company. The net offering proceeds received by the Company after the deduction of all expenses were approximately $40,510,000.

     In October 1997, the Company used the net offering proceeds to retire the following indebtedness: $25.0 million incurred in connection with the issuance of Senior Notes to Triumph-Connecticut Limited Partnership and Bachow Investment Partners III, L.P.; approximately $10.0 million under the Company's $50.0 million Revolving Facility; approximately $2.9 million under various promissory notes due to certain shareholders, their family members and an executive officer of the Company; and approximately $2.6 million due to certain shareholders and affiliates of shareholders, under various promissory notes issued in connection with certain acquisitions. Richard Williams, a director of the Company, is a Managing Director of Triumph Capital Group, Inc., an affiliate of Triumph-Connecticut Limited Partnership. Samuel Schwartz, a director of the Company, is a Vice President and Partner of Bachow Associates, Inc., an affiliate of Bachow Investment Partners III, L.P.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     As of September 30, 1997, the Company was in default with regards to the required ratio of EBIT (earnings before interest and taxes) to cash interest, as set forth in the covenants of the Company's $50.0 million Revolving Facility credit agreement with a syndicate of lenders led by Bank of Boston Connecticut. The syndicate of lenders has waived this default. In addition, as part of the terms of the $35.0 million increase in the Revolving Facility to $85.0 million, the EBIT to cash interest covenant has been deleted and replaced by a covenant based on the ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to cash interest. The Company is in compliance with the defined requirements of this EBITDA to cash interest covenant for the period ended September 30, 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        By unanimous written consent dated July 18, 1997, the shareholders of the Company approved the adoption of a reverse stock split pursuant to which each issued and outstanding share of Common Stock would be automatically converted into approximately 0.715 shares of Common Stock. By unanimous written consent dated October 6, 1997, the shareholders of the Company approved a revised reverse stock split pursuant to which each issued and outstanding share of Common Stock would be automatically converted into approximately 0.65 shares of Common Stock. On October 21, 1997, the Company effectuated the reverse stock split in accordance with the revised terms approved by the shareholders on October 6, 1997.

     By unanimous written consent dated July 18,1997, the shareholders of the Company approved the adoption of Amended and Restated Articles of Incorporation ( the "Amended Articles"). The Amended Articles provide for a classified Board. The directors are divided into three classes, as nearly equal in number as possible. Directors are elected for three-year terms, which are staggered so that the terms of approximately one-third of the directors expire each year. The Amended Articles permit removal of directors only for cause by the shareholders of the Company at a meeting by the affirmative vote of at least 60% of the outstanding shares entitled to vote for the election of directors (the "Voting Stock"). The Amended Articles provide that any vacancy on the board of directors may be filled out by the remaining directors then in office. The Amended Articles also contain provisions which require: (i) the affirmative vote of 60% of the Voting Stock to amend the articles of incorporation or bylaws; and (ii) the demand of not less than 50% of all votes entitled to be cast on any issue to be considered at a proposed special meeting to call a special meeting of shareholders. The above-described provisions may have certain anti-takeover effects. Such provisions may make it more difficult for persons, without the approval of the board of directors, to make a tender offer or acquire substantial amounts of the Common Stock or launch other takeover attempts that a shareholder might consider in such shareholder's best interests, including attempts that might result in the payment of a premium over the market price for the Common Stock held by such shareholder. The Amended Articles were filed with the Secretary of State of Florida on October 22, 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

3.1    Amended and Restated Articles of Incorporation of the Company*
3.2    Amended and Restated Bylaws of the Company**
4.1    Shareholder Protection Rights Agreement***
27     Financial Data Schedule for nine months ended September 30, 1997 and
       1996

* Incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997.

**     Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the
Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997.

***    Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the
Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997.

(b)    Reports on Form 8 - K:

No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OUTSOURCE INTERNATIONAL, INC.

Date: November 14, 1997    By: /s/ PAUL M. BURRELL
                               -------------------
                                Paul M. Burrell
                                President, Chief Executive Officer
                                and Chairman of the Board of Directors

Date: November 14, 1997    By: /s/ ROBERT E. TOMLINSON
                               -----------------------
                                Robert E. Tomlinson
                                Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

   27    Financial Data Schedule for nine months ended September 30, 1997 and
         1996.