Form 10-K
period 1997-12-31
OUTSOURCE INTERNATIONAL INC
filed 1998-03-31
CIK 1013316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
      OF 1934

For the transition period from _______________ to ___________

                        Commission File Number 000-23147

                        OUTSOURCE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


FLORIDA                                              65-0675628
(State or jurisdiction                             (I.R.S. Employer
incorporation or organization)                     Identification No.)

1144 EAST NEWPORT CENTER DRIVE, DEERFIELD BEACH, FLORIDA    33442
(Address of principal executive offices)                   Zip Code)

Registrant's telephone number, including area code: (954) 418-6200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of voting and non-voting common stock held by nonaffiliates as of March 16, 1998 was approximately $77.4 million (based upon the closing sale price of $20.25 per share on the Nasdaq Stock MarketSM on March 16, 1998).

         As of March 16, 1998, 8,506,597 shares of the Registrant's Common stock were outstanding.

         The Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated by reference in Part III.

                          OUTSOURCE INTERNATIONAL, INC.

                                      INDEX

                                     PART I

                                                                         PAGE

Item 1 - Business ..................................................         2
Item 2 - Properties.................................................        10
Item 3 - Legal Proceedings..........................................        10
Item 4 - Submission of Matters to a Vote of Security Holders........        11

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
         Matters....................................................        12
Item 6 - Selected Financial Data....................................        14
Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................        16
Item 8 - Financial Statements and Supplementary Data................        27
Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.......................        57

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant........        57
Item 11 - Executive Compensation....................................        57
Item 12 - Security Ownership of Certain Beneficial Owners and Management.   57
Item 13 - Certain Relationships and Related Transactions............        57

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 58

Signatures............................................................      61

Schedules.............................................................     S-1


Index to Exhibits.....................................................

PART 1

ITEM 1 - BUSINESS

         Certain statements included in this and other sections of this Form 10-K are forward looking statements and the Company's actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, some of which are further discussed under the caption "Forward-Looking Statements: Certain Cautionary Statements" of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

GENERAL

         OutSource International, Inc. (the "Company") is a rapidly growing national provider of human resource services focusing on the flexible industrial staffing market through its Tandem division and on the professional employer organization ("PEO") market through its Synadyne division. The Tandem division recruits, trains and deploys temporary industrial personnel and provides payroll administration, risk management and benefits administration services to its clients. Tandem's clients include businesses in the manufacturing, distribution, hospitality and construction industries. Through its Synadyne division, the Company offers a comprehensive package of PEO services including payroll administration, risk management, benefits administration and human resource consultation to companies in a wide range of industries. As of March 18, 1998, the Company and its franchise associates operated 184 offices, with an estimated 39,000 employees in 41 states and the District of Columbia.

         As of March 18, 1998, the Tandem division provided approximately 28,000 flexible industrial staffing personnel daily through a nationwide network of 113 Company-owned and 59 franchised offices. The Tandem division has approximately 17,000 clients and on a daily basis provides services to approximately 3,500 of such clients. Between 1995 and 1997, Company and franchise flexible industrial staffing revenues increased from $162.3 million to $357.2 million, a compound annual growth rate of approximately 48%. The Synadyne division, which began in 1994, has approximately 11,000 employees. Between 1995 and 1997, PEO revenues, excluding revenues from the provision of PEO services to Tandem franchisees, increased from $78.1 million to $191.2 million, a compound annual growth rate of approximately 56%. To implement its expansion strategy, the Company completed 27 acquisitions of industrial staffing companies since January 1, 1995, with 76 offices and approximately $147.0 million in annual historical revenue (See "Acquisitions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations). During this period, the number of Company-owned flexible staffing and PEO offices increased from ten to 123, the number of geographic regions served by the Company increased from one to nine, and the Company implemented advanced information systems, further developed back office capabilities and invested in other infrastructure enhancements necessary to support its future growth.

         The Company's operation of both a flexible industrial staffing division and a PEO division provides it with significant competitive advantages. Both Tandem and Synadyne offer a number of common services including payroll administration, risk management and benefits administration. The Company designs and administers these services through common facilities, personnel and information systems which give the Company the ability to develop and provide a wider range of services at lower costs than its primary competitors. In addition, the Company is able to provide a full spectrum of staffing services to its industrial clients ranging from a temporary employee for one day to comprehensive outsourcing of human resource functions through the Company's PEO division.

         See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - for information regarding acquisitions and other growth, revenues and other operating information for the Company's primary areas of operations, seasonality, and practices related to working capital items. See Note 8 to the Company's Consolidated Financial Statements for information regarding significant customers and geographical concentration.

         The Company's objective is to become the leading provider of flexible industrial staffing and PEO services in select geographic regions. To achieve this objective, the Company's strategy is to (i) provide a comprehensive package of single-source human resources services, (ii) continue to focus on under-served markets which provide high growth opportunities, (iii) geographically cluster offices to achieve regional market leadership, (iv) increase market penetration through a multi-faceted growth strategy of internal growth, acquisitions, franchising and strategic alliances, (v) continue to maximize operating efficiencies through integrated technology and back office support and, ultimately, (vi) to become the

"Guardian Employer", whereby the Company will represent a critical mass of jobs within a defined geographic area enabling to commit to permanent employment, over time, for its flexible industrial staffing and PEO employees.

COMPANY SERVICES

The Company offers its clients a full array of staffing services through its Tandem and Synadyne divisions. Tandem focuses on meeting its clients' flexible industrial staffing needs, targeting opportunities in that fragmented, rapidly growing market which has to date been under-served by large full service staffing companies. Significant benefits of Tandem's service include the client's ability to outsource the recruiting as well as many logistical aspects of meeting its flexible industrial staffing needs, as well as the benefits of converting the fixed cost of employees to the variable cost of outsourced services. Synadyne focuses on providing a professional employer organization services tosmall and medium sized businesses (those with less than 500 employees), which achieves cost savings arising from the economies of scale associated with this outsourcing of human resource administration.

         Because the Company serves as the employer of record with respect to both PEO and flexible staffing services, the Company provides certain common services to both of these markets, utilizing a common support system. The degree of utilization of these common services depends upon the needs of the clients and employees. Common services offered by both Tandem and Synadyne include:

      PAYROLL ADMINISTRATION. The Company assumes responsibility for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, and all federal, state, county and city payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements. The Company develops and administers customized payroll policies and procedures for each of its clients, which are fully integrated from the clients' offices to the Company's central processing center.

      AGGREGATION OF STATUTORY AND NON-STATUTORY EMPLOYEE BENEFITS. Employee benefits packages can include health care options, such as preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs"), and supplemental benefit programs such as dental care, vision care, prescription drugs, an employee assistance plan and life and disability insurance options. The Company offers Multi-Employer Retirement Plans and cafeteria plans to its eligible employees and provides workers' compensation and unemployment insurance. Workers' compensation is a state-mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by the employee. Unemployment insurance is an insurance tax imposed by both federal and state governments.

         As part of its service package, the Company administers all employee benefit plans and is responsible for negotiating the benefits provided by, and costs of, each such plan. The Company's human resources and claims administration departments serve as liaisons for the delivery of such services to the client employee and monitor and review workers' compensation claims for loss control purposes. The Company believes that its ability to provide and administer a wide variety of employee benefit plans on behalf of its clients tends to mitigate the competitive disadvantages small businesses normally face in the areas of employee benefits cost control and employee recruiting and retention.

      HUMAN RESOURCE COMPLIANCE ADMINISTRATION. Because the Company is the employer of record with respect to both flexible staffing and PEO services and assumes responsibility for compliance with many employment related regulations, it is prepared and trained to address compliance and regulatory issues inherent in an employment relationship. For example, the Company provides compliance administration services with respect to unemployment claims, workers compensation claims, and claims arising under the Fair Labor Standards Act. In addition, the Company assists its clients in understanding and complying with other employment-related requirements for which the Company does not assume responsibility.

         Generally, the most significant compliance administration services provided by the Company are in the area of workers' compensation and state unemployment laws. With respect to workers' compensation, the Company provides claims management services which include prompt identification and reporting of injuries to the insurance carrier and local branch office, use of designated health care providers, case management, fee audits and aggressive back-to-work programs. Services provided by the Company in the area of state unemployment compliance include ensuring that only eligible personnel receive unemployment benefits, assisting in re-employing personnel and auditing state reporting records and rate formulas.

      PROACTIVE HUMAN RESOURCE MANAGEMENT SERVICES. The basic differences between the Tandem services and Synadyne services are referred to by the Company as "Proactive Human Resource Management Services." PEO services are typically provided for an indefinite time frame, while flexible industrial staffing assignments are normally contracted for a definite period of time with the flexibility to meet ongoing business demands. In addition, the flexible industrial staffing services are often bundled for one base fee, while PEO services are characterized by a base fee, plus additional fees for added services.

         As part of its base services in both the flexible staffing and PEO markets, the Company conducts a human resource needs analysis for clients and client employees. Based on the results of that review, the Company recommends basic and additional services which the client should implement. Set forth below are examples of suggested services included within the Company's base service fee and other services provided on fee-for-service basis in the flexible industrial staffing and PEO sectors.


                                                   FLEXIBLE INDUSTRIAL STAFFING             PEO
SERVICE                                                    BASE FEE                BASE FEE      FEE-FOR-SERVICE

/bullet/ Continuous H/R Review and Analysis                   X                       X
/bullet/ Screening                                            X                       X
/bullet/ Recruiting                                           X                                         X
/bullet/ Training                                             X                                         X
/bullet/ Workforce Deployment                                 X                                         X
/bullet/ Loss Prevention and Safety Training                  X                      X
/bullet/ Pre-employment Testing and Assessment                X                                         X
/bullet/ Background Searches                                  X                                         X
/bullet/ Compensation Program Design                          X                                         X
/bullet/ Customized Personnel Management Reports              X                      X
/bullet/ Job Profiling, Description, Application              X                      X
/bullet/ Turnover Tracking and Analysis                       X                      X
/bullet/ Customer Service Training                            X                                         X


         The Company provides certain other services to its PEO clients on a fee-for-service basis that are also available to its flexible industrial staffing clients. These services include drug testing policy administration, outplacement assistance, relocation assistance, executive benefits, affirmative action plans, opinion surveys and follow-up analysis, exit interviews and follow-up analysis, management development skills workshops, team building programs, grammar and business correspondence skills workshops and management skills assessment.

OPERATIONS

         Because of the similarities in the type of services that the Company offers to its PEO and flexible staffing clients, and due to technological and communication advances, many of these services are provided from the Company's national office and support center in Deerfield Beach, Florida.

         These services include payroll processing, tax reporting, unemployment claims, workers' compensation and other insurance claims, insurance procurement, health and other employee benefits administration, interactive voice mail, design and production of training programs and materials, accounting, billing and collections, customized management reporting, employee background checks, pre-employment testing, affirmative action plans, executive recruiting, executive benefits, compensation program design, and turnover tracking and analysis.

TANDEM

         Tandem delivers its flexible industrial staffing services through a nationwide network of 113 Company-owned and 59 franchise recruiting and training centers. Most Company-owned recruiting and training centers are staffed with a manager, one or two service and recruiting coordinators, two to four staffing consultants, an office administrator and one to four clerical assistants. The number of people in each of the positions will vary by the size of the recruiting and training centers and degree of penetration of their territory within the market.

         The Company believes that its success is due in part to its close familiarity with the businesses of its clients. The Company's sales consultants visit client job sites regularly to become familiar with the skill required by the client's business, conduct job site safety inspections and to ensure that employees are appropriately equipped for the job. To ensure customer satisfaction, Tandem sales consultants and service coordinators play an active role in daily work assignments. The Company also familiarizes itself with its pool of industrial employees. Each employee is subject to a two-day screening process that evaluates skills, abilities and attitudes. This not only permits the Company to institute appropriate training programs and assign its workers, but also helps the Company retain desirable employees.

SYNADYNE

         Synadyne delivers basic PEO services through client service teams consisting of human resource professionals and payroll and benefits specialists located in each of the two Florida markets the Company serves. The client service team is assigned as soon as the Company's account executive has secured the client, thus allowing the account executive to concentrate on sales of PEO services to additional clients. Although the client service teams have primary responsibility for servicing their assigned clients, they rely on the Company's national support center staff to provide advice in specialized areas such as workers' compensation, unemployment insurance and payroll processing. The client's principal contact within the client service team is the human resource professional, whose level of expertise is tailored to each client depending upon the nature and complexity of the client's business. The Company believes that its team approach ultimately results in maximum client satisfaction.

SALES AND MARKETING

         The Company markets its flexible industrial staffing and PEO services through two primary marketing channels, direct sales and franchising. The Company believes this dual-channel approach allows the Company to quickly access a pool of skilled employees, develop regional brand awareness and ultimately become a market leader. The Company believes its compound annual revenue growth rate of approximately 73% from 1995 to 1997 demonstrates the success of this dual-channel approach. Direct sales and franchising are common to both the flexible industrial staffing and PEO businesses.

      DIRECT SALES FORCE. The Company believes there are significant differences in the initial sales process and sales cycle between flexible industrial staffing and PEO service sales. As a result, the Company markets these services through three distinct, highly trained sales forces who share a common profile. Flexible industrial staffing services are marketed through sales associates located in Company-owned Tandem offices nationwide. The Company's PEO services are marketed through sales associates located in three Synadyne offices in Florida and a telemarketing center located in the Company's national support center. The Company's PEO sales associates focus on full service PEO clients while the telemarketing center staff concentrates on the Company's "small business" PEO clients (those with fewer than five employees).

         Although the sales process and sales cycle are different between the flexible industrial staffing and PEO businesses, the method and philosophy that the Company employs in the selection, training and compensation of its sales force is very similar. It is the Company's philosophy to employ the best sales force available, and all of the Company's sales associates receive a generous compensation package which includes commissions throughout the life of the client's relationship with the Company. All sales associates receive two weeks of initial classroom and on-the-job training and attend additional training sessions on a regular basis. The additional training is conducted by specialists and by sales managers of the respective divisions.

      FRANCHISING. The Company offers distinct franchising arrangements for the flexible staffing and PEO businesses. Under staffing franchising agreements, the Company grants the franchisee the exclusive right to operate under the Tandem or Office Ours trade name within a select geographic market in return for a royalty on staffing services rendered. In contrast, under the PEO franchising agreement, the franchisee merely serves as a sales agent, receiving a commission for those services rendered and collected by the Company with no guarantee of market exclusivity. In either case, the franchisee assumes the marketing costs and, as a result, the Company believes franchising is a cost-effective method of building regional brand awareness. As of March 18, 1998, there were 59 Tandem franchise locations. The Company initiated its PEO franchise program in May 1997 and currently has two PEO franchises. The Company has franchised Office Ours (clerical staffing) on a limited basis in the past, and is still actively marketing franchises, but had no such franchises active as of March 18, 1998.

CLIENTS


         The Tandem division has approximately 17,000 clients and on a daily basis provides services to approximately 3,500 of such clients. These companies represent a cross-section of the industrial sector, of which no single client represents more than 5% of the Company's total revenues. Tandem's clients include such companies as Michelin Corporation, AT&T Wireless Services, Inc., Toys "R" Us, Inc., Hon Industries Inc. and Waste Management, Inc.

         Synadyne provides PEO services to approximately 2,900 companies. These companies represent a diverse range of industries, including insurance and staffing. The Company's primary insurance PEO clients are Allstate Insurance agents. The Company provides basic PEO services to approximately 2,500 Allstate agents, each of whom has selected the Company from among Allstate's approved providers. The Company's primary staffing PEO clients are its Tandem franchises. The Company provides basic PEO services to the employees of its franchises. For the year ended December 31, 1997, approximately 23% and 15% of the Company's total PEO revenues were attributed to services provided to Allstate agents and Tandem franchises, respectively.

         The Company attempts to maintain diversity within its client base in order to decrease its exposure to downturns or volatility in any particular industry. As part of this client selection strategy, the Company currently offers its services only to those businesses that operate in certain industries, eliminating industries that it believes present a higher risk of employee injury (such as roofing, excavation, chemical manufacturing and maritime). All prospective clients undergo a rigorous underwriting process to evaluate workers' compensation risk, group medical history, creditworthiness, unemployment history and operating stability. Generally, flexible industrial staffing clients do not sign long-term contracts.

COMPETITION

         The staffing market is highly fragmented, characterized by many small providers in addition to several large public companies, with at least one other public company focused on flexible industrial staffing. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated with fewer than five offices, many of the large public companies have significantly greater marketing, financial and other resources than the Company. However, unlike the Company, almost all of these companies do not focus primarily on flexible industrial staffing. The Company believes that by focusing primarily on flexible industrial staffing, it enjoys a competitive advantage over many of its competitors that attempt to provide a broader base of temporary employees. The Company also believes that by targeting emerging companies, rather than the larger companies that are generally being pursued by its competitors, it can also gain certain competitive advantages. The Company believes that there are several factors that must be met in order to obtain and retain clients in the flexible staffing market. These factors include an adequate number of well located offices, an understanding of clients' specific job requirements, the ability to reliably provide the correct number of employees on time, the ability to monitor job performance, and the ability to offer competitive prices. To attract qualified industrial candidates for flexible employment assignments, companies must offer competitive wages, vacations and holiday pay, positive work environments, flexibility of work schedules, and an adequate number of available work hours. The Company believes it is highly competitive in these areas in the Chicago market and is reasonably competitive in the other markets in which it competes.

         Competition in the highly fragmented PEO sector is generally on a local or regional basis, and new competitors frequently enter the market. Several larger PEO competitors have completed initial public offerings during the past two years. The primary competitive factors in this sector are quality of service, choice and quality of benefits, reputation and price. The Company believes that name recognition, regulatory expertise, financial resources, risk management, and data processing capability distinguish leading PEOs from the rest of the industry and that the Company is competitive in all of these areas in the markets in which it competes. The Company's competitors include (i) in-house human resource departments, (ii) other PEOs and (iii) providers of discrete employment-related services such as payroll processing firms, commercial insurance brokers, human resource consultants and temporary help firms who might enter the PEO market. Some of these companies have greater financial and other resources than the Company. The Company believes that barriers to entry are increasing and are greater than those of the flexible staffing business. Some of the barriers to entry include: (i) the complexity of the PEO business and the need for expertise in multiple disciplines, (ii) the number of years of experience required to establish experience ratings in key cost areas of workers' compensation, health insurance, and unemployment, (iii) the need for sophisticated management information systems to track all aspects of business in a high-growth environment and (iv) increased regulations and licensing requirements in many states.

RISK MANAGEMENT PROGRAM--WORKERS' COMPENSATION

         The Company believes that careful client selection, pro-active accident prevention programs, and aggressive control of claims will result in reduced workers' compensation costs. The Company seeks to prevent workplace injuries by implementing a variety of training, safety, and mandatory drug-free workplace programs (including pre-employment screening, random testing, and post-accident drug monitoring) to ensure that safety awareness is heightened at the sites to which the Company sends its workers. Further, the Company insists that clients adhere to ongoing safety practices at the clients' worksite as a necessary condition to a continued business relationship.

         The Company's workers' compensation insurance coverage for calendar 1997 provided for a $250,000 deductible per accident or industrial illness with an aggregate annual dollar limit on the Company's potential liability for deductible payments of 2.2% of aggregate annual payroll. This limit was increased to 2.4% for calendar 1998, which may be increased to the extent the risk profile of the Company's client list, as expressed by the weighted average of the manual workers' compensation premium rates of those clients, changes by more than 15%. As such, the Company's workers' compensation expense for claims is effectively capped at a contractually agreed upon percentage of payroll and cannot exceed these amounts for the respective fiscal years. For claims related to periods prior to 1997, there was no aggregate maximum dollar limit on the Company's potential liability for deductible payments. From May 1, 1995 through December 31, 1996, in exchange for a lower excess insurance premium rate, the Company accepted the responsibility for losses exceeding the $250,000 policy deductible per accident or industrial illness on a dollar-for-dollar basis, but only to the extent such losses cumulatively exceed 85% of the excess insurance premium (excluding the profit and administration component), subject to a maximum additional premium of approximately $750,000 in 1995 and $1.2 million in 1996. The Company secures its workers' compensation obligations by the issuance of bank standby letters of credit to its insurance carriers, minimizing the required current cash outflow for such items.

         Each month, the risk management team, comprised of professionals from a variety of functional areas, reviews workplace accidents for the relevant period to determine the appropriate reserves. Each quarter, all cases are reviewed to reconcile the reserves, payments, and expected future costs for each case. The Company believes it has maintained adequate reserves for all of its workers' compensation claims. In addition, the Company has selected Gallagher Bassett Services for third-party claims administration and CRA Managed Care for medical case management. Each vendor has established designated regional teams for the handling of the Company's workers' compensation claims. Each regional team is managed by a Company in-house claims analyst. All claims arising within a given region are reported to the claims analyst who verifies the employment of the claimant and assigns the claim to Gallagher Bassett Services and as needed to CRA Managed Care, for defense and/or processing. Together, the team of the in-house analyst, the third-party administrator and medical case manager aggressively follow each claim from its origin to its conclusion.

INFORMATION TECHNOLOGY

         The Company believes that the effective use of technology to increase operational efficiency and enhance client service is a key factor in remaining competitive. The Company has developed, and continues to invest in, information support systems at its franchise, Company-owned and corporate headquarters locations. At the field level, custom developed systems support the day-to-day operational needs of both Tandem and Office Ours. At the corporate headquarters, centralized accounting, billing and reporting applications provide support for all of the field offices and a specialized package provides support for Synadyne.

         In November 1996, the Company entered into a series of major projects to expand its information infrastructure and replace, or re-develop, many of its major operational systems in order to support future growth. The initial phase of the project was an installation of a Company-wide data base management system that now provides consistency across all applications and allows information to move between applications. This allows for consolidated reporting and analysis across all of the Company's divisions.

         The second phase of the project, completed in February 1997, implemented an integrated financial management system for all accounting functions to streamline the central processing of billing and financial reporting. The third phase of the project, completed in November 1997, was the development of a state-of-the-art system to support Synadyne. Since no comprehensive, commercially available system exists for the PEO industry, the Company entered into a developmental agreement with F.W. Davison, a provider of human resource and benefit systems, to produce a system tailored to the needs of Synadyne. The final phase of the project, now in progress, is the development of a new support system for the Tandem and Office Ours offices that will use a centrally based processing resource. Each field office will be connected to a central processor, via a FRAME relay network connection.

INDUSTRY REGULATION

OVERVIEW

         As an employer, the Company is subject to all federal, state and local statutes and regulations governing its relationships with its employees and affecting businesses generally, including its client employees. In addition, as a result of its PEO operations, the Company is affected by specifically applicable licensing and other regulatory requirements and by uncertainty in the application of numerous federal and state laws relating to labor, tax and employment matters.

UNCERTAINTY AS TO THE EMPLOYER RELATIONSHIP

         By entering into a co-employment relationship with client employees, the Company assumes certain obligations and responsibilities of an employer under federal and state laws. Many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment, and outsourcing arrangements, and do not specifically address the obligations and responsibilities of PEOs. Whether certain laws apply to the Company depends in many cases upon whether the Company is deemed to be an "employer" for purposes of the law. The definition of "employer" under these laws is not uniform and, therefore, the application of these laws to the Company's business is not always certain. In many cases, a person's status as an "employer" is determined by application of a common law test involving the examination of several factors to determine an employer/employee relationship. Uncertainty as to the application of certain laws governing "employer" relationships is particularly important to the Company in federal tax and employee benefit matters.

         FEDERAL AND STATE EMPLOYMENT TAXES. The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including client employees. To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold. However, the IRS has formed an examination division market segment specialization program for the purpose of examining selected PEOs, such as the Company, throughout the United States. Upon examination, the IRS may determine that a PEO is not the employer of the client employees under the provisions of the Internal Revenue Code of 1986, as amended (the "Code") applicable to federal employment taxes and, consequently, that the client companies are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees.

         A determination by the IRS that the Company is not the employer of the client employees may impact the Company's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on the Company's payroll service function. In addition, while the Company believes that it can contractually assume the client company's withholding obligations, in the event the Company fails to meet these obligations the client company may be held jointly and severally liable. The Company's management believes that the financial condition and reputation of the Company has prevented this potential liability from discouraging prospective clients.

         EMPLOYEE BENEFIT PLANS. The Company offers various benefit plans to its client employees. These plans include Multi-Employer Retirement Plans, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of the Company's employees. An IRS examination of the Company and/or a client company may determine that the Company is not the employer of client employees under Code provisions applicable to employee benefit plans. Consequently, the Company may not be able to offer client employees benefit plans that qualify for favorable tax treatment. If the IRS were to conclude that the Company is not the employer of its client employees for plan purposes, client employees could not continue to make tax favored contributions to the Company's Multi-Employer Retirement Plans or cafeteria plan. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, employees' vested account balances may become taxable immediately, the Company would lose its tax deduction to the extent the contributions were not vested, the plan trust would become a taxable trust and penalties could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction, as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position, results of operations and liquidity. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

         Employee pension and welfare benefit plans are also governed by ERISA. The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of employer in the context of a PEO arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans would not be subject to ERISA. As a result of such finding, the Company and its plans would not enjoy the preemption of state law provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

WORKERS' COMPENSATION

         Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are generally immune from any liability for benefits in excess of those provided by the relevant state statutes. In most states, the extensive benefits coverage for both medical costs and lost wages is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds, self insurance funds or, if permitted by the state, employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

         The Company's ability to use comprehensive workers' compensation managed care techniques in its PEO operations depends in part on its ability to contract with or create networks of health care providers. The Company requires that injured workers use the Company's network of providers. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. See "--Risk Management Program--Workers' Compensation."

PEO LICENSING REQUIREMENTS

         Approximately one-third of the states, including Florida, have passed laws that have licensing or registration requirements for PEOs and several additional states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry generally by resolving interpretative issues concerning employee status for specific purposes under applicable state law. Existing regulations are relatively new and, therefore, limited interpretive or enforcement guidance is available. The Company cannot predict with certainty the nature or direction of the development of federal, state and local regulations.

         In Florida, the Company's PEO operations are licensed under the Florida Employee Leasing Licensing Act of 1991 (the "Florida Licensing Act"). Among other things, the Florida Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements, allocates several employer responsibilities and requires the payment of an annual licensing fee based upon gross payroll amounts. The Florida Licensing Act also requires licensed PEOs to submit annual audited financial statements and to maintain a tangible accounting net worth and positive working capital. In addition, the Florida Licensing Act requires PEOs to (i) reserve the right of direction and control over leased employees, (ii) enter into written agreements with their clients, (iii) pay wages to leased employees, (iv) pay and collect payroll taxes, (v) maintain authority to hire, terminate, discipline and reassign employees and (vi) retain a right of direction and control over management of safety, risk and hazard control at the worksite or sites affecting its leased employees, including the responsibility to perform safety inspections, to promulgate and administer employment and safety policies, and to manage workers' compensation claims, claim filings, and related procedures.

TRADEMARKS AND SERVICE MARKS

         The Company has registered the following marks with the United States Patent and Trademark Office: LABOR WORLD, LABOR WORLD in conjunction with globe logo, LABOR TECHNOLOGIES and Labor Technologies logo OFFICE OURS, Office Ours clock logo, SYNADYNE, OUTSOURCE INTERNATIONAL--THE LEADER IN HUMAN RESOURCES and design, and SYNADYNE--A PROFESSIONAL EMPLOYER and design. The Company has applications pending before the United States Patent and Trademark Office for federal registration of the following marks: OSI, TANDEM and TANDEM logo design. These marks all expire at various times from 2002 to 2007. In addition, the Company has registered the mark OUTSOURCE INTERNATIONAL - THE LEADER IN HUMAN RESOURCES in 28 states, which registrations expire at various times from 2001 to 2007. See Item 3 - Legal Proceedings.

    The Company has applications pending with the Office for Harmonization in the Internal Market (Trademark and Designs) for European Community registration of the following marks: OFFICE OURS, SYNADYNE and OUTSOURCE INTERNATIONAL. The Company also has applications pending with the Canadian Trademarks Office for Canadian registration of the following marks: SYNADYNE, OFFICE OURS and OUTSOURCE INTERNATIONAL.

         The Company believes that the TANDEM, OFFICE OURS and SYNADYNE marks are important to its sales and marketing operations and the OUTSOURCE INTERNATIONAL mark is important to its financial operations.

CORPORATE EMPLOYEES

         As of December 31, 1997, the Company had 784 corporate employees, of whom 75 were employed in PEO service operations, 543 were employed in flexible staffing service operations, and 166 were employed in shared support services such as human resources, risk management, and information systems. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2 - PROPERTIES

         The Company owns a 50,000 square foot office building in Deerfield Beach, Florida, which houses its national office and support center. The Company also owns small office buildings in Chicago, Illinois and Waukegan, Illinois and a condominium in Boca Raton, Florida. As of December 31, 1997 the Company also leased 98 flexible industrial staffing office locations and certain other facilities, with approximately 245,000 total square feet for an annual base rent of approximately $2.0 million. A portion of a warehouse is leased from TMT Properties, Inc., a company controlled by Paul Burrell, the Company's President, Chief Executive Officer, and Chairman of the Board, on a month-to-month basis for approximately $2,000 per month. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty in replacing such facilities or locating additional facilities, if needed.

ITEM 3 - LEGAL PROCEEDINGS

         On March 21, 1997, Source Services Corporation ("SSC") filed a Petition to Cancel Registration with the Trademark Trial and Appeal Board in which SSC seeks cancellation of the Company's service mark "OutSource International - The Leader in Human Resources". SSC has alleged that it has been using the service mark "Source" in various forms since 1986 and, in its petition, alleges that the Company's use of the "OutSource" service mark violates various provisions of the Lanham Act. On May 28, 1997, the Company filed an answer to the Petition to Cancel Registration and asserted various affirmative defenses. If the Company prevails in the administrative proceeding, the "OutSource" mark will retain its federal registration. If SSC prevails, the "OutSource" registration would be cancelled. However, even in the event of a cancellation, the Patent and Trademark Office has no authority to grant injunctive relief or award damages. Furthermore, the decision as to whether the Company can continue to use the "OutSource" service mark cannot be decided in the administrative proceeding, but rather would have to be separately litigated. On September 23, 1997, Source Services Corporation filed an action in federal court seeking to enjoin the Company's use of the name "OUTSOURCE", cancellation by the court of the Company's "OutSource" service mark and damages. The Company intends to vigorously defend this matter. Although this matter is in preliminary stages of litigation, the Company believes that an adverse decision in the case would not have a material adverse effect on its financial condition or results of operations.

         On September 26, 1997, Tandem Personnel, Inc. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania seeking a temporary and permanent injunction in Pennsylvania against the Company's use of "Tandem", "Tandem Labor World" and/or "Tandem Staffing for Industry", and damages. The Company thereafter removed the case to the United States District Court for the Eastern District of Pennsylvania. On February 19, 1998, the Company and Tandem Personnel, Inc. agreed to settle this matter, resulting in no material effect to the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By unanimous written consent dated October 6, 1997, the shareholders of the Company approved the following actions by the Company:

         1. REVERSE STOCK SPLIT. The shareholders approved a reverse stock split pursuant to which each issued and outstanding share of common stock would be automatically converted into approximately 0.65 shares of common stock. On October 21, 1997, the Company effectuated the reverse stock split in accordance with the terms approved by the shareholders.

         2. RIGHTS PLAN. The shareholders approved the adoption of a Shareholder Protection Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, preferred stock purchase rights (the "Rights") were distributed as a dividend to holders of record of shares of Common stock as of October 6, 1997 (the "Record Date") at a rate of one Right for each share of the common Stock held on the Record Date. Rights also are attached to all shares of Common Stock issued on or after the Record Date. For a further discussion of this item, see Part II, Item 2 of the Company's Form 10-Q for the quarterly period ended September 30, 1997.

         3. SERIES A PARTICIPATING PREFERRED STOCK. In connection with the Rights Plan, the shareholders also approved the designation of a series of preferred stock, par value $.001 per share (the "Series A Participating Preferred Stock") and the reservation for issuance upon the exercise of the Rights of 1,000,000 shares of Series A Participating Preferred Stock. The shareholders also approved the adoption of amended and restated articles of incorporation which included the designation of the Series A Participating Preferred Stock.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

      On October 24, 1997, the Company sold 3,000,000 shares of its common stock to the public and shareholders of the Company sold 700,000 shares of the Company's common stock to the public (the "Offering") and the Company's Common Stock commenced trading on the Nasdaq Stock MarketSM under the symbol "OSIX." There were approximately 46 holders of record of Common Stock as of March 16, 1998. This number does not include the number of shareholders whose shares were held in "nominee" or "street name", which the Company believes to be approximately 3,000 as of that date. The table below sets forth, for the period indicated, the high and low bid prices of the Company's Common Stock as reported by the Nasdaq Stock MarketSM.

                                                         BID PRICES
                                                      HIGH       LOW

FISCAL YEAR 1997

   October 24, 1997 to December 31, 1997(1)..........$ 19.75    $ 10.125

----------------

(1) Prior to October 24, 1997, there was no public trading market for the Common Stock.

     The Company has never paid dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company and compliance with cash flow and other financial covenants contained in the Company's revolving credit facility with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Facility"), as well as upon other factors that the Board of Directors may deem relevant.

SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 1997, and prior to the Offering, the Company issued the following securities without registration under the Securities Act:

     REORGANIZATION. On February 21, 1997, the Company consummated a reorganization (the "Reorganization") with nine operating companies existing under the laws of the State of Florida: OutSource International of America, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., and Employees Insurance Services, Inc. (collectively, the "Subsidiaries") and the shareholders of each of the Subsidiaries (the "Existing Shareholders"). Pursuant to the terms of the Reorganization, the Company acquired all of the outstanding capital stock of the Subsidiaries from the Existing Shareholders in exchange for the issuance of 5,448,788 shares of newly issued Common Stock to the Existing Shareholders, and the payment of approximately $5.7 million in cash and the issuance of promissory notes in the aggregate principal amount of approximately $1.4 million to certain of the Existing Shareholders. The Common Stock was issued pursuant to Section 4(2) under the Securities Act. In connection with the Reorganization, the Existing Shareholders contributed approximately $4.3 million in outstanding promissory notes to the capitalization of the Company. As a result of the Reorganization, the Subsidiaries became wholly-owned by the Company and the Existing Shareholders own Common Stock in approximately the same proportion as the capital stock of the Subsidiaries was owned by them immediately prior to the Reorganization.

     SENIOR NOTES. On February 21, 1997, the Company issued senior subordinated promissory notes (the "Senior Notes") in the principal amounts of $14,000,000 and $11,000,000 to Triumph-Connecticut Limited Partnership and Bachow Investment Partners III, L.P., respectively (collectively, the "Senior Note Holders"). The Senior Notes were repaid on October 29, 1997. The securities were issued pursuant to Section 4(2) of the Securities Act.

     WARRANTS. In connection with the issuance of the Senior Notes, the Company issued 786,517 warrants (the "Initial Warrants") to the Senior Note Holders and placed 573,787 warrants (the "Additional Warrants") in escrow, pending release to either the Existing Shareholders or the Senior Note Holders, based upon the achievement by the Company of certain specified performance criteria. The Initial Warrants are currently exercisable at an exercise price of $.015 per share and expire on February 20, 2002. Following the successful consummation of certain acquisitions by the Company in April 1997, 180,891 Additional Warrants were released from escrow in April 1997 and distributed to the Existing Shareholders. The remaining 392,896 Additional Warrants will be released to the Existing Shareholders or the Senior Note Holders no later than February 1999. The Additional Warrants are exercisable, upon release from escrow, at an exercise price of $.015 per share and expire on February 20, 2002. The Company has agreed to grant the holders of the Initial Warrants and Additional Warrants demand and piggyback registration rights. The securities were issued pursuant to
Section 4(2) of the Securities Act.

     Triumph and Bachow received closing fees of $210,000 and $165,000, respectively, and Smith Barney Inc. received a placement fee of $1,500,000, in connection with the issuance of the Senior Notes and the Warrants. The Company also incurred expenses of $510,016 in connection with this issuance, which included a reimbursement of $235,356 to Triumph and Bachow for their expenses.

     EMPLOYEES INSURANCE SERVICES, INC. On January 14, 1997, Employees Insurance Services, Inc. issued an aggregate of 315.79 shares of its common stock to Robert A. Lefcort, Robert A. Lefcort and Nadya I. Schubert as Co-Trustees of the Robert A. Lefcort Irrevocable Trust dated 2/28/96, Lawrence H. Schubert as Trustee of the Lawrence H. Schubert Revocable Trust dated 8/25/95, Nadya I. Schubert as Trustee of the Nadya I. Schubert Revocable Trust dated 8/25/95, Paul
M. Burrell, Alan E. Schubert, Louis A. Morelli as Trustee of the Louis J. Morelli S Stock Trust dated 1/1/95, Louis J. Morelli, Matthew B. Schubert, Jason
D. Schubert and Alan E. Schubert as Trustees of the Matthew Schubert OutSource Trust dated 11/24/95, Matthew B. Schubert and Alan E. Schubert as Trustees of the Jason Schubert OutSource Trust dated 11/24/95, Mindi Wagner, Louis A. Morelli, Raymond S. Morelli, Louis A. Morelli as Trustee of the Margaret Ann Janisch S Stock Trust dated 1/1/95 and Margaret Morelli Janisch (the "Subsidiary Shareholders"). Employees Insurance Services, Inc. received nominal consideration for the issuance of these shares. The securities were issued pursuant to Section 4(2) of the Securities Act. No underwriting commissions were recorded in connection with the foregoing issuances of stock.

     OUTSOURCE INTERNATIONAL OF AMERICA, INC. On February 21, 1997, OutSource International of America, Inc. ("OIA") issued an aggregate of 1,000 shares of its common stock to the Subsidiary Shareholders. The shares were issued in connection with the merger of OI with and into OIA. The securities were issued pursuant to Section 4(2) of the Securities Act. No underwriting commissions were recorded in connection with the foregoing issuances of stock.

OFFERING PROCEEDS

     In Part II, Item 2 of the Company's Form 10-Q for the quarterly period ended September 30, 1997, the Company reported estimated Offering expenses of $4,490,000, including underwriting discounts and commissions of $3,150,000 and other expenses of approximately $1,340,000. The Company also reported estimated net Offering proceeds after deduction of all expenses of approximately $40,510,000.

     The actual Offering expenses were $4,695,312, including underwriting discounts and commissions of $3,150,000 and other expenses of $1,545,312, resulting in net Offering proceeds of $40,304,688. The $208,312 reduction in these proceeds as compared to the estimate reduced the originally estimated $10.0 million payment against the Company's revolving facility to $9.9 million and the originally estimated repayment of related party acquisition debt from $2.6 million to $2.5 million.

ITEM 6 - SELECTED FINANCIAL DATA

         The consolidated balance sheet data and consolidated statement of income data set forth below as of and for each of the five years in the period ended December 31, 1997 has been derived from the audited consolidated financial statements of the Company. The system operating data and other data has been derived from the Company's records. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes thereto.


                                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------
                                                        1997       1996       1995        1994          1993
                                                        ----       ----       ----        ----          ----
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF INCOME DATA:

Net revenues....................................     $447,579    $280,171     $149,825     $80,647      $43,472
Cost of revenues................................      381,273     242,102      126,270      65,813       34,367
                                                     --------     -------      -------      ------       ------
Gross profit....................................       66,306      38,069       23,555      14,834        9,105
Shareholders' compensation......................          292       2,321        2,370       2,245        1,400
Amortization of intangible assets...............        1,853         424           41           -            -
Other selling, general and administrative expenses     53,752      29,841       17,688      9,008         6,098
                                                       ------      ------       ------      -----        ---------
Operating income................................       10,409       5,483        3,456       3,581        1,607
Net interest expense............................        7,877       2,175        1,259         820          263
Other expense (income) (1)......................        1,821       1,448         (11)        (51)        (237)
                                                     --------     -------     --------    --------     --------
Income before provision (benefit)
  for income taxes and extraordinary item (2)...          711       1,860        2,208       2,812        1,581
Pro forma income taxes (3)......................          296         757          859       1,059          595
                                                     --------     -------     --------    --------     --------
Pro forma income before
 extraordinary item (2)(3)......................  $       415   $   1,103   $    1,349  $    1,753     $    986
                                                  ===========   =========   ==========  ==========     ========
Pro forma weighted average basic common
  shares outstanding (4)........................        6,055       5,785        5,785       5,785        5,785
                                                     ========    ========     ========    ========     ========
Pro forma weighted average diluted common
  shares outstanding (4)........................        7,320       5,843        5,785       5,785        5,785
                                                     ========     =======     ========     =======      =======
Pro forma basic earnings per share before
  extraordinary item............................ $        .07 $       .19  $       .23   $     .30    $     .17
                                                 ============ ===========  ===========   =========    =========
Pro forma diluted earnings per share before
  extraordinary item............................ $        .06 $       .19  $       .23    $     .30    $     .17
                                                 ============ ===========  ============   =========    =========
OTHER DATA (5):

EBITDA, as adjusted.............................    $  14,871   $   9,027    $   6,258    $  5,993      $ 3,618
                                                    =========   =========    =========    ========      =======
Net income, as adjusted.........................    $   2,139   $   3,220    $   2,586    $  2,947      $ 1,715
                                                   ==========   =========    =========    ========      =======
Pro forma diluted earnings per share, as adjusted   $    .29
                                                   ==========

SYSTEM OPERATING DATA:

System Revenues (6).............................     $555,802    $389,314     $242,681    $151,408      $92,496
                                                     ========    ========     ========    ========      =======
Number of employees (end of period).............       32,000      23,000       16,200      12,200        7,300
Number of offices (end of period)...............          163         150          109          67           47



                                                                        AS OF DECEMBER 31,
                                                       --------------------------------------------------------
                                                        1997       1996        1995        1994          1993
                                                        ----       ----        ----        ----          ----
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Working capital (deficit).......................      $33,651     $(3,172)     $1,540      $1,596       $1,313
Total assets....................................      105,743      55,877      24,708      13,791        5,923
Revolving Facility and line of credit...........       33,800       9,889       6,468       4,827        1,523
Long-term debt to related parties,

 less current maturities........................            -       2,403           -           -            -
Other long-term debt, less current maturities...        7,737      10,874       2,815       2,713           60
Total shareholders' equity......................       40,778       4,495       3,603       2,701        1,843

    (1) In 1997, the Company issued warrants ("Warrants") to purchase 1,360,304 shares of the Company's common stock. The holders of the Warrants had a Put Right, as a result of which the Company recorded a Put Warrants Liability. Other expense (income) for the year ended December 31, 1997 includes non-operating expense of $1.8 million related to the adjustment of the initial liability recorded at the time of the issuance of the Warrants on February 21, 1997 and based on their fair value at that time, to the fair value of the Warrants at the time of the Offering ("Put Warrants Valuation Adjustment"), when the Put Right terminated. At the time of the Offering, the Warrants, with an adjusted carrying value of $20.4 million, were reclassified from debt to additional paid-in capital. See Note 5 to the Company's Consolidated Financial Statements.

        Other expense (income) for the year ended December 31, 1996 includes $1.4 million of unusual charges, primarily professional fees related to a registration statement filed by the Company with the Securities and Exchange Commission that was subsequently withdrawn and an internal investigation into certain Company transactions. See Note 7 to the Company's Consolidated Financial Statements.

     (2) As a result of the use of the proceeds of the Offering to repay the full balance of the Senior Notes, the Company recorded an extraordinary loss in 1997 of approximately $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes.

    (3) Prior to the Reorganization, each of the Subsidiaries elected to be a subchapter S corporation and, accordingly, were not subject to income taxes; therefore, there is no provision for income taxes for periods prior to the Reorganization. Pro forma income taxes and net income have been computed as if the Company had been fully subject to federal and applicable state income taxes for such periods. The Company recognized a one-time tax benefit of $429,000 as a result of the termination, at the time of the Reorganization, of the Subsidiaries' elections to be treated as S corporations. This benefit is reflected in the historical results of operations for the year ended December 31, 1997, but has been removed from the pro forma results presented for that period.

    (4) Basic shares outstanding includes (a) the 5,448,788 shares of Common Stock issued in connection with the Reorganization, (b) for the periods prior to the Reorganization, the equivalent number of shares (336,430) of Common Stock represented by the shares of common stock of the Subsidiaries purchased from certain shareholders for cash and notes in the Reorganization and (c) for the periods after the Offering, the sale by the Company of 3,000,000 shares of Common Stock. Diluted shares outstanding include the above plus all outstanding options to purchase Common Stock and Warrants calculated using the treasury stock method. See Notes 1, 10 and 13 to the Company's Consolidated Financial Statements.

    (5) The other data is presented to reflect the Company's historical results of operations, adjusted to reflect (a) the elimination of the amount of compensation expense ($262,000, $2.0 million, $2.0 million, $1.9 million and $1.2 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively) for the Company's founding shareholders and for the Company's President, Chief Executive Officer, and Chairman of the Board, who is also a shareholder of the Company, which is in excess of the compensation for such individuals subsequent to the Reorganization;
        (b) the elimination of $1.4 million of unusual charges in the year ended December 31, 1996 and $1.8 million of non-operating expense arising from the 1997 Put Warrants Valuation Adjustment, both discussed in Note 1 above; and (c) income taxes computed as if the Company had been subject to federal and applicable state income taxes for such periods. See footnote 1 to the table in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for summary operating data reflecting these adjustments.

        EBITDA is earnings (net income) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Cash flows for the periods presented were as follows:


                                                                            YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                    1997        1996         1995         1994           1993
                                                    ----        ----         ----         ----           ----
                                                                              (IN THOUSANDS)
Cash flows provided by (used in):
Operating activities................               $(10,853)    $(1,280)      $2,787     $1,267         $ 724
Investing activities................                (24,744)     (4,834)      (2,026)    (2,246)          (107)
Financing activities................                 37,238       4,647          678      1,028           (609)
                                                     ------     --------      ------      ------         ------
Net increase (decrease) in cash.....               $  1,641     $(1,467)      $1,439     $   49         $   8
                                                   =========     ========     ======     =======        =======

    (6) System revenues is the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the Franchisees) and the net revenues of the Franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of Franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following:

                                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                      1997        1996         1995         1994        1993
                                                      ----        ----         ----         ----        ----
                                                                                  (IN THOUSANDS)
Company's net revenues.................             $447,579     $280,171    $149,825     $ 80,647       $43,472
Less Company revenues from:
Franchise royalties..................                 (6,997)      (5,671)     (4,138)     (2,712)        (1,586)
Services to franchisees..............                (34,642)     (35,079)     (7,507)     (4,698)             -
Add Franchisees' net revenues..........              149,862      149,893     104,501      78,171         50,610
                                                     -------      --------    -------      -------        ------
System revenues........................             $555,802     $389,314    $242,681    $151,408       $92,496
                                                    ========     ========    ========     ========       =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a rapidly growing national provider of human resource services focusing on the flexible industrial staffing market through its Tandem division and on the PEO market through its Synadyne division. To implement its expansion strategy, the Company completed 27 acquisitions of industrial staffing companies from January 1, 1995 through March 18, 1998, with 76 offices and approximately $147.0 million in annual historical revenue (see "-Acquisitions"). During this period, the number of Company-owned flexible staffing and PEO offices increased from ten to 123, the number of geographic regions served by the Company increased from one to nine, and the Company implemented new information systems, further developed back office capabilities and invested in other infrastructure enhancements necessary to support its future growth.

The Company's revenues are based upon the salaries and wages of worksite employees. Flexible staffing and PEO revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the flexible staffing and PEO services. Because the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances. The Company's primary direct costs are (i) the salaries and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) health benefits and (iv) workers' compensation benefits and insurance (see "Risk Management Program - Workers' Compensation" under Item 1 - Business).

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

                                                                   YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                            1997               1996              1995
                                                          --------          ---------          --------
                                                                        (IN THOUSANDS)
Net revenues:
Flexible industrial staffing......................        $207,312          $  97,397           $  57,791
PEO...............................................         225,836            172,069              85,557
Franchise royalties and other.....................          14,431             10,705               6,477
                                                        ----------         ----------          ----------
Total net revenues................................        $447,579           $280,171            $149,825
                                                          ========           ========            ========

Gross profit......................................       $  66,306          $  38,069           $  23,555
Selling, general and administrative expenses (1)            55,897             32,586              20,099
                                                         ---------         ----------         -----------

Operating income..................................          10,409              5,483               3,456
Net interest and other expense (1)................           9,698              3,623               1,248
                                                         ---------         ----------        ------------

Income before provision (benefit) for
    income taxes and extraordinary item...........             711              1,860               2,208
Pro forma income taxes (benefit) (1)..............             296                757                 859
                                                         ---------         ----------       -------------

Pro forma income before
    extraordinary item (1)........................       $     415         $    1,103          $    1,349
                                                         =========         ==========          ==========

System Revenues (2)...............................       $ 555,802           $389,314            $242,681
                                                         =========           ========            ========

                                                                 YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                          1997               1996                1995
                                                      ---------           --------             ------
Net revenues:
Flexible industrial staffing.......................        46.3%              34.8%               38.6%
PEO................................................        50.5               61.4                57.1
Franchise royalties and other......................         3.2                3.8                 4.3
                                                      ---------           --------              ------
Total net revenues.................................        100.0%             100.0%             100.0%
                                                      ==========           ========             =======

Gross profit.......................................        14.8%              13.6%               15.7%
Selling, general and administrative expenses (1)...        12.5               11.6                13.4
                                                       --------           --------             -------
Operating income...................................         2.3                2.0                 2.3
Net interest and other expense (1).................         2.1                1.3                 0.8
                                                       --------           --------              ------

Income before provision (benefit) for
    income taxes and extraordinary item............         0.2               0.7                  1.5
Pro forma income taxes (benefit) (1)...............         0.1               0.3                  0.6
                                                       --------           -------              -------
Pro forma income before
    extraordinary item (1).........................         0.1%              0.4%                 0.9%
                                                       =========          ========           =========

-----------------------
(1) For the years ended December 31, 1995 and 1996, and for the eight week period ended February 21, 1997, the Company elected to be treated as a subchapter S corporation and, accordingly, the Company's income was taxed at the shareholder level. In addition, during those periods, the Company paid compensation to the Company's founding shareholders and to the Company's President, Chief Executive Officer, and Chairman of the Board, who is also a shareholder of the Company ("Shareholder Compensation"). All of the compensation for the founding shareholders and a portion of the compensation for the Company's President was discontinued after the Reorganization. The discontinued Shareholder Compensation was $262,000 in 1997 and $2.0 million in 1996 and in 1995. In 1996, the Company incurred unusual expenses of approximately $1.4 million in relation to a registration statement filed by the Company with the Securities and Exchange Commission that was subsequently withdrawn and an internal investigation into certain Company transactions

(See note 7 to the Company's Consolidated Financial Statements). In 1997, the Company recorded non-operating expense of approximately $1.8 million related to the Put Warrants Valuation Adjustment and incurred an extraordinary loss (net of income tax benefit) of approximately $13.4 million (See note 5 to the Company's Consolidated Financial Statements). The following table sets forth the amounts and the percentage of certain items in the Company's consolidated statements of income, adjusted for the above items as follows: (i) selling, general and administrative expenses excludes discontinued Shareholder Compensation; (ii) operating income excludes discontinued Shareholder Compensation and (iii) net income and earnings per share excludes discontinued Shareholder Compensation, the unusual expenses in 1996 and the 1997 Put Warrants Valuation Adjustment and the 1997 extraordinary loss and is calculated assuming the Company had been subject to federal and state income taxes and taxed as a C corporation during each of these periods.

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                           1997           1996            1995
                                                           ----           ----            ----
                                                         (IN THOUSANDS, EXCEPT FOR PERCENTAGES)

Selling, general and administrative expenses,
 as adjusted...................................          $55,635         $30,635        $18,074
As a percentage of net revenues.................            12.4%           10.9%          12.1%

Operating income, as adjusted...................         $10,671         $ 7,434        $ 5,481
As a percentage of net revenues.................             2.4%            2.7%           3.7%

Net income, as adjusted.........................         $ 2,139         $ 3,220        $ 2,586
As a percentage of net revenues.................             0.5%            1.1%           1.7%


----------------------
(2) System revenues is the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the Franchisees) and the net revenues of the Franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of Franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following:


                                                               YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                         1997           1996           1995
                                                         ----           ----           ----
                                                                  (IN THOUSANDS)

Company's net revenues.......................          $447,579       $280,171       $149,825
Less Company revenues from:
  Franchise royalties......................              (6,997)        (5,671)        (4,138)
  Services to franchisees...................            (34,642)       (35,079)        (7,507)
Add Franchisees' net revenues................           149,862        149,893        104,501
                                                       ---------      ---------      ---------
System revenues..............................          $555,802       $389,314       $242,681
                                                        ========       ========       ========


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET REVENUES. Net revenues increased $167.4 million, or 59.8%, to $447.6 million in 1997 from $280.2 million in 1996. This increase resulted from growth in PEO revenues of $53.8 million, or 31.2%, and flexible industrial staffing revenues growth of $109.9 million, or 112.9%. The increase in PEO revenues was primarily due to a broadening of the Company's targeted PEO client base. Flexible industrial staffing revenues increased due to: (i) the 1996 Acquisitions and the 1997 Acquisitions, which resulted in an increase of $64.0 million in revenues; and (ii) internal growth of 47.1% from the comparable 1996 period, which resulted in an increase of $45.9 million due to development of existing Company-owned locations and an increase in the number of Company-owned offices. The Company-owned flexible industrial staffing offices increased to 87 locations as of December 31, 1997 from 46 locations as of December 31, 1996, with 29 of the 41 additional locations arising from the 1997 Acquisitions.

         System revenues increased $166.5 million, or 42.8%, to $555.8 million in 1997 from $389.3 million in 1996. The increase in system revenues was attributable to the $167.4 million increase in the Company's net revenues discussed above, of which $0.9 million related to services provided to franchises. System revenues include franchise revenues which are not earned by or available to the Company. A $22.7 million, or 22.0%, increase in revenues from 1996 to 1997 of franchisees operating as of December 31, 1997 was offset by an equivalent decrease in franchise revenues from 1996 to 1997 as a result of the Company's conversion of 13 franchise locations to Company-owned locations, as well as franchisee buyouts of franchise agreements related to another 23 locations in 1997. Buyouts are early terminations of franchise agreements allowed by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company receives an initial payment from the former franchise. The Company continues to receive payments from the former franchisees based onthe gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchisee or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total royalties reported by the Company.

         GROSS PROFIT. Gross profit increased $28.2 million, or 74.2%, to $66.3 million in 1997 from $38.1 million in 1996. Gross profit as a percentage of net revenues increased to 14.8% in 1997 from 13.6% in 1996. This increase was primarily due to the significantly higher growth rate for flexible industrial staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In 1997, PEO net revenues generated gross profit margins of 3.6% as compared to gross profit margins of 23.5% generated from flexible industrial staffing revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $23.3 million, or 71.5%, to $55.9 million in 1997 from $32.6 million in 1996. This increase was primarily a result of operating costs associated with increased flexible industrial staffing volume at existing locations, the 1996 and 1997 Acquisitions (including the related amortization of intangible assets), and pre-opening and operating expenses associated with new office locations in existing flexible industrial staffing regions. The number of Company-owned flexible industrial staffing offices opened for less than one year, excluding acquired offices, increased to 18 locations as of December 31, 1997 from 12 locations as of December 31, 1996. Also, the Company increased its corporate financial, legal, human resource, information systems and other staff (and related expenses) in anticipation of operating as a public company and in order to properly manage expected future growth. These increases were partially offset by a decrease of $2.0 million in shareholders' compensation from 1996 to 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 12.5% in 1997 from 11.6% in 1996. In addition to the items previously discussed, this percentage increase is also due to the significant increase in 1997 of the flexible industrial staffing revenues in proportion to total Company revenues. The flexible industrial staffing operations have higher associated selling, general and administrative expenses (as a percentage of revenues) than PEO operations.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased by $6.1 million, to $9.7 million in 1997 from $3.6 million in 1996. This increase included $1.8 million attributable to the Put Warrants Valuation Adjustment. The remaining net increase is comprised of (i) a $5.7 million increase in interest expense, including amortization of debt discount and issuance costs, of which approximately $2.8 million was associated with the Senior Notes which were issued in the first quarter of 1997, with the remainder primarily being associated with net additional borrowings of $23.9 million in 1997 under the Revolving Facility to finance working capital requirements and the 1997 Acquisitions and (ii) a $1.4 million decrease in other charges, primarily professional fees, related to a registration statement filed by the Company with the Securities and Exchange Commission that was subsequently withdrawn and an internal investigation into certain Company transactions, both events occurring in 1996.

         INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item decreased by $0.7 million, to $0.4 million in 1997 from $1.1 million in 1996. This decrease was primarily due to the $5.7 million increase in interest expense and a $1.8 million Put Warrants Valuation Adjustment, as discussed above.

          EXTRAORDINARY ITEM. As a result of the use of the proceeds of the Offering to repay the full balance of the Senior Notes, the Company recorded an extraordinary loss in the fourth quarter of 1997 of approximately $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         NET REVENUES. Net revenues increased $130.3 million, or 87.0%, to $280.2 million in 1996 from $149.8 million in 1995. This increase resulted primarily from the increase in PEO revenues of $86.5 million, or 101.1%. The increase in PEO revenues was primarily due to a broadening of the Company's targeted PEO client base. Flexible industrial staffing revenues grew by $39.6 million, 68.5%, with $13.3 million of the increase resulting from the 1996 Acquisitions and the remainder due to development of existing Company-owned locations and an increase in the number of Company-owned offices. Company-owned flexible industrial staffing offices increased from 21 locations as of December 31, 1995 to 46 locations as of December 31, 1996.

          System revenues increased $146.6 million, or 60.4%, to $389.3 million in 1996 from $242.7 million in 1995. The increase in system revenues was attributable to the $130.3 million increase in the Company's net revenues discussed above, of which $29.1 million related to services provided to franchises, and a $45.4 million increase in franchise industrial staffing revenues. System revenues include franchise revenues which are not earned by or available to the Company.

         GROSS PROFIT. Gross profit increased $14.5 million, or 61.6%, to $38.1 million in 1996 from $23.6 million in 1995. Gross profit as a percentage of net revenues decreased to 13.6% in 1996 from 15.7% in 1995. The Company's gross profit as a percentage of net revenues decreased from 1995 to 1996 since PEO revenues, which generate lower gross profit margins than flexible industrial staffing revenues, increased at a higher rate than the flexible industrial staffing revenues. In 1996, PEO net revenues generated gross profit margins of 3.7% as compared to gross profit margins of 24.5% generated from flexible industrial staffing revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $12.5 million, or 62.1%, to $32.6 million in 1996 from $20.1 million in 1995. The increase in selling, general and administrative expenses in 1996 was primarily a result of an incremental $6.4 million for salaries and other operating costs incurred in continuing the establishment of flexible industrial staffing offices in seven new geographic regions. The remainder of the increase was primarily due to marketing and support costs related to the broadening of the PEO client base, operating costs associated with increased flexible industrial staffing volume at existing locations and buildup of corporate infrastructure in contemplation of the 1997 Acquisitions. As a percentage of net revenues, selling, general and administrative expenses decreased to 11.6% in 1996 from 13.4% in 1995, primarily due to the significant increase in 1996 of the PEO operations in proportion to total Company revenues. The PEO operations have lower associated selling, general and administrative expenses (as a percentage of revenues) than flexible industrial staffing revenues.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased by $2.4 million, to $3.6 million in 1996 from $1.2 million in 1995. This increase included $1.4 million attributable to unusual expenses related to the Company's withdrawal of a registration statement and an internal investigation into certain Company transactions. The remaining increase of $1.0 million in net interest expense was principally due to interest associated with net additional borrowings of $3.6 million in 1996 under the Company's line of credit to finance working capital requirements as well as interest arising from $4.4 million of indebtedness incurred in connection with the 1996 Acquisitions.

         NET INCOME. Net income decreased by $0.2 million, to $1.1 million in 1996 from $1.3 million in 1995. This decrease was primarily due to $1.4 million of unusual expenses related to the Company's withdrawal of a registration statement and an internal investigation into certain Company transactions, as well as an incremental $0.5 million of operating losses incurred in continuing the establishment of flexible industrial staffing offices in seven new geographic regions.

ADDITIONAL OPERATING INFORMATION

         The following table sets forth the gross profit margins for the Company's two primary areas of operations for the indicated periods.

                                                    YEARS ENDED DECEMBER 31,
                                                   1997     1996      1995
                                                   ----     ----       ----
Flexible industrial staffing..................     23.5%    24.5%      25.2%
PEO...........................................      3.6     3.7        3.9


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

         The decrease in the gross profit margin from the Company's flexible industrial staffing operations in 1997 as compared to 1996 and in 1996 as compared to 1995 is primarily due to (i) larger contracts obtained by the Company which have lower gross margin percentages based on correspondingly lower selling, general and administrative expenses from the economies of scale in servicing a larger contract and (ii) the impact of two increases in the minimum wage during the period from October 1, 1996 through December 31, 1997, for which the Company recovered much of the increased payroll costs via increased billing rates but without a related profit increase. The Company anticipates these factors will continue to affect gross margins from flexible industrial staffing operations, which the Company expects to be generally offset by lower selling, general and administrative expenses (measured as a percentage of gross profit) as mentioned above.


         The decrease in the gross profit margin from the Company's PEO operations in 1997 as compared to 1996 and in 1996 as compared to 1995 is primarily due to (i) a higher average wage and benefit cost per PEO employee, while the gross profit amount per employee is relatively consistent (See "-General" for a discussion of the effect of these costs on the Company's revenue calculation), (ii) lower prices that reflect lower interest costs incurred by the Company due to a decline in the relative proportion of total PEO customers receiving credit terms, and (iii) larger contracts obtained by the Company which have lower gross margin percentages based on correspondingly lower selling, general and administrative expenses from the economies of scale in servicing a larger contract. The Company anticipates that these factors will continue to affect gross margins from PEO operations, which the Company expects to be generally offset by lower selling, general and administrative expenses (measured as a percentage of gross profit), as mentioned above.

FLEXIBLE INDUSTRIAL STAFFING:

         Net revenues from the Company's flexible industrial staffing services increased $149.5 million, to $207.3 million in 1997 from $57.8 million in 1995, or a compound annual growth rate of 89.4%. This increase represented an increasing share of the Company's total net revenues, to 46.3% in 1997 from 38.6% in 1995, reflecting the Company's focus on growth of these flexible industrial staffing operations through acquisitions as well as new office openings. The Company expects this focus to continue for the foreseeable future.

         Gross profit from the Company's flexible industrial staffing services increased $34.1 million, to $48.7 million in 1997 from $14.6 million in 1995, or a compound annual growth rate of 82.9%. This represented an increasing share of the Company's total gross profit, to 73.5% in 1997 from 61.9% in 1995.

PEO:

         Net revenues from the Company's PEO services increased $140.2 million to $225.8 million in 1997 from $85.6 million in 1995, or a compound annual growth rate of 62.5%. However, because of the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total net revenues, to 50.5% in 1997 from 57.1% in 1995, reflecting the Company's greater focus on growth of its flexible industrial staffing operations during this period as well as the effect of changes made in the PEO management structure and marketing approach, particularly during 1997. The Company expects that PEO sales growth will be modest during 1998 while these two conditions continue.

         Gross profit from the Company's PEO services increased $4.8 million to $8.0 million in 1997 from $3.3 million in 1995, or a compound annual growth rate of 56.1%. However, because of the lower gross profit percentage from PEO as compared to flexible industrial staffing, as well as the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total gross profit, to 12.1% in 1997 from 14.2% in 1996.

FRANCHISE AND OTHER:

         Net revenues from the Company's franchise and other services increased $7.9 million, to $14.4 million in 1997 from $6.5 million in 1995, or a compound annual growth rate of 49.0%. This increase represented a decreasing share of the Company's total net revenues, to 3.2% in 1997 from 4.3% in 1995, reflecting the Company's greater focus on growth of its Company-owned flexible industrial staffing operations during this period. The Company expects this focus to continue for the foreseeable future.

         Gross profit from the Company's franchise and other services increased $4.0 million to $9.6 million in 1997, from $5.6 million in 1995, or a compound annual growth rate of 30.7%. However, primarily because of the lower growth rate in franchise and other revenues as compared to flexible industrial staffing, this increase represented a decreasing share of the Company's total gross profit, to 14.4% in 1997 from 23.9% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds for working capital and other needs have been an $85.0 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Facility"), the Senior Notes and borrowings from related parties. On October 24, 1997, the Company sold 3,000,000 shares of its Common Stock in an initial public offering for net proceeds, after deducting all expenses, of approximately $40.3 million, which was used to repay the Senior Notes and borrowings from related parties, as well as a portion of the Revolving Facility.

         On February 21, 1997, the Company issued Senior Notes in the principal amount of $25.0 million. The Senior Notes were subordinate to borrowings under the Revolving Facility, but were repaid in full from the proceeds of the Offering. The Company used the proceeds of the Senior Notes primarily to fund flexible industrial staffing acquisitions and to pay shareholder distributions and other amounts in connection with the Reorganization. In connection with the issuance of the Senior Notes, the Company issued 786,517 warrants to the Senior Note Holders and placed an additional 573,787 warrants in escrow. The warrants are exercisable at a price of $.015 per share.

         The Revolving Facility expires in February 2003. Outstanding amounts under the Revolving Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of common stock of each of the Subsidiaries. Amounts borrowed under the Revolving Facility bear interest at BankBoston's base rate or Eurodollar rate (at the Company's option) plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Facility). As of December 31, 1997, the Company had outstanding borrowings under the Revolving Facility of $33.8 million, bearing interest at an effective annual rate of 8.3%. The Revolving Facility contains certain affirmative and negative covenants relating to the Company's operations. See Note 5 to the Company's Consolidated Financial Statements.

         As of December 31, 1997, the Company had (i) bank standby letters of credit outstanding, in the aggregate amount of $6.7 million under a $15.0 million letter of credit facility (which is part of the Revolving Facility) to secure certain workers' compensation obligations; (ii) $2.9 million of promissory notes outstanding in connection with certain acquisitions, bearing interest at rates ranging from 4.0% to 10.0%, which are payable primarily during the next two years, and are subordinated to the repayment of the Revolving Facility; (iii) obligations under capital leases for property and equipment in the aggregate amount of $2.8 million; and (iv) obligations under mortgages totalling $4.3 million. See Note 5 to the Company's Consolidated Financial Statements.

         One of the key elements of the Company's multi-faceted growth strategy is expansion through acquisitions, which will require significant sources of financing. These financing sources include cash from operations, seller financing, bank financing and issuances of the Company's Common Stock. The Company's previous acquisitions have been primarily in the flexible industrial staffing area, and the Company expects this trend to continue due to the more favorable pricing for those businesses (expressed primarily as a multiple of EBITDA) as compared to PEO businesses. See Note 2 to the Company's Consolidated Financial Statements.

         The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Flexible industrial staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 45 to 50 days from the presentation date of the invoice. As new flexible staffing offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash to fund operations. The Company pays its PEO employees on a weekly, bi-weekly, semi-monthly or monthly basis for their services, and currently receives payments on a simultaneous basis from approximately 90% of its existing customers.

         The Company's principal uses of cash are for wages and related payments to temporary and PEO employees, operating costs, acquisitions, capital expenditures, advances made to certain Tandem franchise associates to fund their payroll obligations and repayment of debt and interest thereon.

         During the year ended December 31, 1997, cash used in operations was approximately $10.9 million, compared with $1.3 million in 1996. Cash used in investing activities during the year ended December 31, 1997 was approximately $24.4 million, primarily expenditures of $21.9 million for acquisitions (primarily intangible assets), compared with $4.8 million in 1996 (which included expenditures of $1.9 million for acquisitions). Cash provided by financing activities during the year ended December 31, 1997 was approximately $37.2 million, including $40.3 million net proceeds from the Offering and $23.9 million from borrowings under the Revolving Facility, substantially offset by payments of $16.1 million for shareholder distributions and other amounts in connection with the Reorganization and $7.8 million of repayments of long-term debt (net of note repayments from related parties). Cash provided by financing activities during the year ended December 31, 1996 was approximately $4.6 million, primarily $3.6 million from borrowings under a bank line of credit.

         The Company anticipates spending up to approximately $6.0 million during the next twelve months for new flexible staffing locations, improvements to its management information and operating systems, upgrades of existing and acquired locations, and other capital expenditures. This amount does not include expenditures for industrial staffing and PEO acquisitions, which the Company believes will be at a minimum equivalent to the recent historical rate over the next twelve months and will primarily be for goodwill and other intangible assets.

         The Company believes that funds provided by operations, borrowings under the Revolving Facility and current cash balances will be sufficient to meet its presently anticipated needs for working capital and capital expenditures, not including acquisitions for the next twelve months. Depending on the amount and timing of future acquisitions and their financial structure, the Company also believes that sufficient liquidity for such acquisitions as well as its long-term operating requirements will be provided by funds from operations, expanded or new borrowing facilities, issuance of common stock and/or additional debt or equity offerings. However, the ability of the Company to make acquisitions consistent with the recent historical rate is subject to the Company's ability to successfully negotiate more flexible leverage and collateral covenants than those presently contained in the Revolving Facility and/or the Company's ability to finance future acquisitions by issuance of its Common Stock rather than debt financing primarily used by the Company for previous acquisitions.

 ACQUISITIONS

         During 1995, the Company made four flexible industrial staffing acquisitions (the "1995 Acquisitions") with five offices and approximately $7.0 million in annual historical revenue. During 1996, the Company made five flexible industrial staffing acquisitions (the "1996 Acquisitions") with 13 offices and approximately $16.0 million in annual historical revenue. During 1997, the Company made eight flexible industrial staffing acquisitions (the "1997 Acquisitions") with 30 offices and approximately $61.0 million in annual historical revenue. From January 1, 1998 through March 18, 1998, the Company made ten flexible industrial staffing acquisitions (the "1998 Acquisitions") with 28 offices and approximately $63.0 million in annual historical revenue. The 1995 Acquisitions, the 1996 Acquisitions, the 1997 Acquisitions and the 1998 Acquisitions have resulted in a significant increase in goodwill and other intangible assets, which has resulted and will continue to result in increased amortization expense. In addition, the amount of these intangible assets, as a percentage of the Company's total assets and shareholders' equity, has increased significantly and while the net unamortized balance of intangible assets as of December 31, 1997 is not considered to be impaired, any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations. See Note 2 to the Company's Consolidated Financial Statements.

 SEASONALITY

         The Company's quarterly results of operations reflect the seasonality of higher customer demand for flexible industrial staffing services in the last two quarters of the year, as compared to the first two quarters. Even though there is a seasonal reduction of flexible industrial staffing revenues in the first quarter of a year as compared to the fourth quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses since that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as flexible industrial staffing. However, the net income contribution of PEO revenues, expressed as a percentage of sales, is significantly lower than for flexible industrial staffing revenues. As a result of the above factors, the Company traditionally experiences operating income in the first quarter of a year that is significantly less than (i) the fourth quarter of the preceding year and (ii) the subsequent three quarters of the same year. See Note 14 to the Company's Consolidated Financial Statements.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Throughout the periods discussed above, the increases in revenues have resulted primarily from higher volumes, rather than price increases.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to first implement SFAS No. 130 in its Consolidated Financial Statements as of and for the three months ended March 31, 1998, and will provide any required disclosures at that time.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company intends to first implement SFAS No. 131 in its Consolidated Financial Statements as of and for the year ended December 31, 1998, although it has not determined the effects that implementation will have.

YEAR 2000 ISSUE

         Many computer programs ("software") now being used in business were written using two digits rather than four to define the applicable year. Such software may be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions including but not limited to an inability to process payroll, cash and invoicing transactions using that software (the "Year 2000" issue). The Year 2000 issue concerns not only software used solely within a company but also concerns third parties, such as customers, vendors and creditors, using software that may interact with or affect a company's operations.

         In 1996, the Company initiated a conversion of the primary software being used in its flexible staffing and PEO operations, as well as its corporate-wide accounting and billing software. Although this conversion was undertaken for the primary purposes of achieving a common data structure for all significant Company applications as well as enhancing processing capacity and efficiency, it also will result in software that properly interprets dates beyond the year 1999 ("Year 2000 Compliant"). As of December 31, 1997, this conversion had been completed, except for (i) the installation of currently existing and Year 2000 Compliant software in Company-owned and franchised flexible staffing locations, which the Company will initiate in the second quarter of 1998 and expects to complete within one year from that date, but no later than December 31, 1999 and (ii) programming modifications to its corporate accounting and billing software, which the Company expects to complete by December 31, 1998, but no later than December 31, 1999.

         The Company has capitalized and will continue to capitalize the costs of purchasing and developing new Year 2000 Compliant software, most of which had been incurred as of December 31, 1997, but will expense the costs of the modifications to existing software made solely for purposes of Year 2000 compliance, most of which will be incurred during

1998. Any remaining capitalized balance for software no longer utilized because of replacement by Year 2000 Compliant software will be expensed at the time such software is replaced.

         The Company is in the process of initiating formal communications with all of its significant customers, vendors and creditors to determine the extent to which the Company's interface with software provided by or utilized by those third parties could be adversely affected by the Year 2000 issue and what actions those third parties are taking to address that issue on a timely basis. The Company will take appropriate action based on those responses, but there can be no assurance that the software provided by or utilized by other companies which affect the Company's operations will be timely converted and would not have an adverse effect on the Company.

         The Company has already begun internal testing of the adequacy of its Year 2000 compliance activities to date, and will utilize both internal and external resources to further test the adequacy of those activities during 1998. The Company expects to complete the majority of its effort in this area by early 1999 leaving adequate time to assess and correct any significant issues that may materialize.

         The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to the Company's business, results of operations or financial condition. The costs and time necessary to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

       Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K are forward looking statements, including but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the adequacy of the Company's workers' compensation and other insurance coverages, the Company's ability to resolve the Year 2000 issue and the related costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the staffing industry, legal proceedings, including those related to the actions of the Company's temporary or leased employees, the cost and availability of credit, the Company's ability to raise capital in the public equity markets, the Company's ability to successfully identify suitable acquisition candidates and to complete those acquisitions on favorable terms, the ability to successfully integrate past and future acquisitions into the Company's operations, the recoverability of the recorded value of goodwill and other intangible assets arising from past and future acquisitions, the general level of economic activity and unemployment in the Company's markets, specifically within the construction and light industrial trades, increased price competition, changes in government regulations or interpretations thereof, particularly those related to employment, the continued availability of qualified temporary personnel, the financial condition of the Company's clients and collection of accounts receivable, the Company's ability to retain large clients, the Company's ability to recruit, motivate and retain key management personnel, the costs of complying with government regulations (including occupational safety and health provisions, wage and hour requirements - including minimum wage laws, workers' compensation and unemployment insurance) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations, inclement weather, interruption, impairment or loss of data integrity or malfunction of information processing systems, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.


         In addition, the market price of the Company's stock may from time to time be significantly volatile as a result of, among other things, the Company's operating results, the operating results of other temporary staffing and PEO companies, economic conditions and the performance of the stock market in general.

         Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission, and in the Company's Registration Statement on Form S-1 (File No. 333-33443) filed with the Securities and Exchange Commission on August 12, 1997, as amended by Amendments No. 1 through 3 thereto, and declared effective on October 23, 1997.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----

Independent Auditors' Report........................................................................     28
Consolidated Balance Sheets as of December 31, 1997 and 1996........................................     29
Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995..............     30
Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1997, 1996, and 1995...................................................     31
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995..........     32
Notes to Consolidated Financial Statements..........................................................     33

INDEPENDENT AUDITORS' REPORT

OutSource International, Inc. And Subsidiaries:

          We have audited the consolidated balance sheets of OutSource International, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14 (a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OutSource International, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-------------------------


DELOITTE & TOUCHE LLP

Certified Public Accountants
Fort Lauderdale, Florida
March 18, 1998


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                       ------------------------------
                                                                            1997             1996
                                                                       -------------    -------------
ASSETS

CURRENT ASSETS:
Cash ...............................................................   $   1,685,474    $      44,790
Trade accounts receivable, net of allowance for doubtful accounts of
     $1,639,767 and $978,250 .......................................      47,297,608       26,349,648
Funding advances to franchises .....................................       2,186,150        3,231,839
Notes receivable and other amounts due from related parties ........            --          4,887,604
Deferred income taxes and other current assets .....................       5,909,960          420,021
                                                                       -------------    -------------

     Total current assets ..........................................      57,079,192       34,933,902

PROPERTY AND EQUIPMENT, net ........................................      14,953,118       13,127,107
GOODWILL AND OTHER INTANGIBLE ASSETS, net ..........................      30,426,731        7,454,806
OTHER ASSETS .......................................................       3,283,817          361,333
                                                                       -------------    -------------

     Total assets ..................................................   $ 105,742,858    $  55,877,148
                                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...................................................   $   1,498,275    $   2,676,093
Accrued expenses:
    Payroll ........................................................       5,382,295        4,213,723
    Payroll taxes ..................................................       2,181,722        2,180,130
    Workers' compensation and insurance ............................       9,086,007        5,463,845
    Other ..........................................................       1,863,666        1,401,100
Other current liabilities ..........................................         907,975        1,416,577
Line of credit .....................................................            --          9,888,507
Current maturities of long-term debt to related parties ............         100,000        8,872,497
Current maturities of other long-term debt .........................       2,408,060        1,992,962
                                                                       -------------    -------------

     Total current liabilities .....................................      23,428,000       38,105,434

NON-CURRENT LIABILITIES:
Revolving credit facility ..........................................      33,800,000             --
Long-term debt to related parties, less current maturities .........            --          2,402,661
                                                                                            2,402,661

Other long-term debt, less current maturities ......................       7,736,981       10,873,828
                                                                       -------------    -------------

     Total liabilities .............................................      64,964,981       51,381,923
                                                                       -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 6 and 9)

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none
   issued ..........................................................            --               --
Common stock, $.001 par value; 100,000,000 shares authorized;
   8,448,788 issued and outstanding at December 31, 1997 ...........           8,449            5,785
Additional paid-in capital .........................................      53,200,988           95,315
Retained earnings (deficit) ........................................     (12,431,560)       4,394,125
                                                                       -------------    -------------

     Total shareholders' equity ....................................      40,777,877        4,495,225
                                                                       -------------    -------------

Total liabilities and shareholders' equity .........................   $ 105,742,858    $  55,877,148
                                                                       =============    =============

                See notes to consolidated financial statements.


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                               1997                1996               1995
                                                          --------------       -------------      -------------

Net revenues.....................................           $447,579,152        $280,171,104       $149,825,165
Cost of revenues.................................            381,273,162         242,102,390        126,270,322
                                                          --------------       -------------      -------------
Gross profit.....................................             66,305,990          38,068,714         23,554,843
                                                          --------------       -------------      -------------
Selling, general and administrative expenses:
     Shareholders' compensation..................                292,001           2,321,201          2,370,350
     Amortization of intangible assets...........              1,852,518             423,550             40,565
     Other selling, general and administrative...             53,752,256          29,840,722         17,687,765
                                                          --------------       -------------       ------------
       Total selling, general and
         administrative expenses.................             55,896,775          32,585,743         20,098,680
                                                          --------------       -------------       ------------
Operating income.................................             10,409,215           5,483,241          3,456,163
                                                          --------------       -------------       ------------
Other expense (income):
    Interest expense (net).......................              7,876,853           2,175,849          1,258,739
    Put warrants valuation adjustment............              1,841,625                --               --
    Other expense (income).......................               (20,539)                --              (10,995)
    Other charges................................                   --             1,447,555             --
                                                          --------------       -------------       ------------
      Total other expense (income)...............              9,697,939           3,623,404          1,247,744
                                                          --------------       -------------       ------------
Income before provision (benefit) for
    income taxes and extraordinary item..........                711,276           1,859,837          2,208,419
Provision (benefit) for income taxes.............                (69,083)                                 --
                                                          --------------        ------------       ------------
Income before extraordinary item.................                780,359           1,859,837          2,208,419
Extraordinary item - loss on early retirement
    of debt, net of income tax benefit (Note 5)..            (13,384,416)               --               --
                                                          ---------------      -------------       ------------
Net income (loss)................................           $(12,604,057)      $   1,859,837       $  2,208,419

UNAUDITED PRO FORMA DATA:
Income before provision (benefit) for
    income taxes and extraordinary item..........         $      711,276         $ 1,859,837       $  2,208,419
Provision for income taxes.......................                296,000             757,000            859,000
                                                          --------------        ------------       ------------
Income before extraordinary item.................                415,276           1,102,837          1,349,419
Extraordinary item, net of income tax benefit....            (13,384,416)              --                 --
                                                          ---------------       ------------       ------------
Net income (loss)................................           $(12,969,140)        $ 1,102,837        $ 1,349,419
                                                          ==============        ============       ============
Weighted average common shares outstanding:
    Basic........................................              6,055,439           5,785,218          5,785,218
                                                          ==============        ============      =============
    Diluted......................................              7,320,362           5,843,618          5,785,218
                                                          ==============        ============      ============
Earnings (loss) per share:
    Basic
        Income before extraordinary item.........         $         0.07       $        0.19               0.23
        Extraordinary item, net of
          income tax benefit.....................                  (2.21)               --                 --
                                                          --------------       -------------       ------------
        Net income (loss)........................         $        (2.14)      $        0.19              $0.23
                                                          ==============       =============       ============
    Diluted
        Income before extraordinary item.........         $         0.06       $        0.19       $      0.23
        Extraordinary item, net of
          income tax benefit.....................                  (1.83)               --                --
                                                         ----------------      ------------        ------------
        Net income (loss)........................        $         (1.77)      $       0.19       $       0.23
                                                         ===============       ============        ============

                 See notes to consolidated financial statements.



                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             ADDITIONAL       RETAINED
                                                   COMMON     PAID-IN         EARNINGS
                                                   STOCK      CAPITAL         (DEFICIT)        TOTAL
                                                 --------   ------------    ------------    ------------
Balance, December 31, 1994 ...................   $ 5,785    $     95,315    $  2,600,241    $  2,701,341

Distributions to shareholders ................      --              --        (1,307,223)     (1,307,223)

Net income ...................................      --              --         2,208,419       2,208,419
                                                 -------    ------------    ------------    ------------

Balance, December 31, 1995 ...................     5,785          95,315       3,501,437       3,602,537

Distributions to shareholders ................      --              --          (967,149)       (967,149)

Net income ...................................      --              --         1,859,837       1,859,837
                                                 -------    ------------    ------------    ------------

Balance, December 31, 1996 ...................     5,785          95,315       4,394,125       4,495,225

Net loss for the period from January 1, 1997
    through February 21, 1997 ................      --              --          (172,497)       (172,497)

Distributions and other payments in
    connection with the Reorganization .......      (336)    (11,879,636)     (4,221,628)    (16,101,600)

Contribution of notes payable by shareholders       --         4,300,000            --         4,300,000

Net loss for the period from February 22, 1997
    through December 31, 1997 ................      --              --       (12,431,560)    (12,431,560)

Termination of Put Warrants Liability ........      --        20,383,621            --        20,383,621

Sale of common stock .........................     3,000      40,301,688            --        40,304,688
                                                 -------    ------------    ------------    ------------

Balance, December 31, 1997 ...................   $ 8,449    $ 53,200,988    $(12,431,560)   $ 40,777,877
                                                 =======    ============    ============    ============

                 See notes to consolidated financial statements.


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                             1997             1996           1995
                                                                         -------------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................   $(12,604,057)   $  1,859,837    $ 2,208,419
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .....................................      4,179,224       1,592,166        765,580
   Amortization of debt discount and issuance costs ..................        937,878            --             --
   Put warrants valuation adjustment .................................      1,841,625            --             --
   Loss on early retirement of debt ..................................     20,031,515            --             --
   Deferred income tax provision (benefit) ...........................     (6,716,182)           --             --
        and equipment ................................................        (18,711)         23,032           --
    Changes in assets and liabilities:
        (Increase) decrease in:
            Trade accounts receivable ................................    (20,947,960)    (11,353,115)    (7,292,532)
            Prepaid expenses and other current assets ................       (378,645)         94,297       (301,784)
            Other assets .............................................     (1,404,867)       (112,674)       153,093
        Increase (decrease) in:
            Accounts payable .........................................       (519,198)        315,061        644,458
            Accrued expenses:
                Payroll ..............................................      1,168,572       2,234,500      1,311,169
                Payroll taxes ........................................          1,592      (1,224,960)     2,757,651
                Workers' compensation and insurance ..................      3,622,162       3,608,345      1,628,127
                Other ................................................        462,566         778,335        618,304
            Other current liabilities ................................       (508,603)        905,105        294,644
                                                                          -----------     ------------    -----------
                Net cash provided by (used in) operating activities ..    (10,853,089)     (1,280,071)     2,787,129
                                                                          -----------     ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding (advances) repayments to franchises, net .....................      1,045,689        (805,124)      (651,700)
Property and equipment expenditures ..................................     (4,104,980)     (2,128,826)    (1,283,975)
Expenditures for acquisitions ........................................    (21,949,956)     (1,949,595)      (120,374)
Proceeds from disposal of property and equipment .....................        262,700          50,093         30,318
                                                                          -----------     ------------    -----------

         Net cash used in investing activities .......................    (24,744,547)     (4,833,452)    (2,025,731)
                                                                          -----------     ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in excess of outstanding checks over
    bank balance, included in accounts payable .......................       (658,620)        278,106        956,171
Net proceeds from line of credit and
    revolving credit facility ........................................     23,911,493       3,620,180      1,641,660
Related party borrowings (repayments) ................................     (1,987,554)        576,503       (475,172)
Proceeds of senior notes and put warrants, net of
    issuance costs ...................................................     22,614,984            --             --
Repayment of senior notes ............................................    (25,000,000)           --             --
Proceeds of long-term debt ...........................................           --         1,500,000        510,000
Repayment of long-term debt ..........................................     (5,845,071)     (1,327,875)      (647,704)
Proceeds from sale of common stock, net of offering costs ............     40,304,688            --             --
Distributions and other payments in connection with the Reorganization    (16,101,600)           --             --
Distributions paid to shareholders ...................................           --              --      (1,307,223)
                                                                         -----------     ------------    -----------

                  Net cash provided by financing activities ..........     37,238,320       4,646,914        677,732
                                                                         -----------     ------------    -----------
Net increase (decrease) in cash ......................................      1,640,684      (1,466,609)     1,439,130
Cash, beginning of period ............................................         44,790       1,511,399         72,269
                                                                         -----------     ------------    -----------
Cash, end of period ..................................................   $  1,685,474    $     44,790    $ 1,511,399
                                                                         ===========     ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid ........................................................   $  7,090,797    $  1,841,624    $   976,295
                                                                         ===========     ============    ===========

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS: OutSource International, Inc. and Subsidiaries (the "Company") provide emerging businesses with a single source of customized, flexible human resource solutions principally through its professional employer organization ("PEO") services under the tradename Synadyne and its flexible industrial staffing services under the tradenames Labor World and Tandem. The Company provides these services through company-owned and franchise locations.

         PEO services include payroll administration, workers' compensation insurance, health, life and disability insurance, retirement plans, and human resource compliance, administration and management. Flexible industrial staffing services include certain PEO services, as well as recruiting, training and workforce re-deployment services.

         PUBLIC OFFERING: The Company sold 3,000,000 shares of its common stock to the public (the "Offering") at $15.00 per share on October 24, 1997, and received proceeds of $40,304,688, net of offering costs and expenses of $4,695,312.

         REORGANIZATION: On February 21, 1997, a Reorganization was consummated in which nine companies under common ownership and management became wholly-owned subsidiaries of OutSource International, Inc. (the
"Reorganization"). OutSource International, Inc. was incorporated in April 1996 for the purpose of becoming the parent holding company, but was inactive with no assets, liabilities or operations prior to the Reorganization.

         The nine companies which became subsidiaries of OutSource International, Inc. are OutSource International of America, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Capital Staffing Fund, Inc. (the "Initial Subsidiaries"). Except for Capital Staffing Fund, Inc., the outstanding common stock of each of the Initial Subsidiaries was owned prior to the Reorganization by the same shareholders with identical ownership percentages. The shareholders and their ownership percentages were: (a) a control group consisting of two brothers, who were founders, their immediate families and four family trusts (the "S Group")--58.2%; (b) a control group consisting of an individual, who was a founder, his immediate family and two family trusts (the "M Group")--29.1%; (c) the chief executive officer of the Initial Subsidiaries (the "CEO")--9.7%; and
(d) the executive vice president of the Initial Subsidiaries and a family trust (the "EVP")--3.0%. The shareholders and their ownership percentages of Capital Staffing Fund, Inc. prior to the Reorganization were: S Group--48.5%; M Group--24.25 %; CEO--24.25% and EVP--3.0%.

         In 1974, the three founders began the flexible industrial staffing services business which became the operations of the Initial Subsidiaries, and these operations expanded to also include franchising of flexible industrial staffing services, PEO services, and funding services to certain franchises. The operations of the Initial Subsidiaries historically have been integrated to provide a single source of human resource services for customers under the direction of a single executive management group and with a centralized administrative and business support center.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Reorganization consisted of (a) the distribution by the Initial Subsidiaries, which were S corporations, of previously undistributed accumulated taxable earnings to all shareholders, in proportion to their ownership interests, a portion of which was used to repay $4,300,000 in notes receivable of OutSource Franchising, Inc. from its shareholders, in proportion to their ownership interests; (b) the contribution to paid-in capital of Synadyne II, Inc. and Synadyne III, Inc. of $4,300,000 in notes payable by such Initial Subsidiaries to their shareholders, in proportion to their ownership interests; and (c) the exchange by all of the shareholders of all of their shares of common stock in the Initial Subsidiaries for shares of common stock in OutSource International, Inc., except that the founders in the S Group and M Group received cash and notes for a portion of their common stock, aggregating 5.8% of the total ownership interests in the Initial Subsidiaries (the equivalent of 336,430 shares of common stock of OutSource International, Inc.). The following is a summary of the cash paid, notes issued (which were paid in full at the time of the Offering), cash paid and immediately returned to the Company by the Shareholders for repayment of OutSource Franchising, Inc. notes receivable, contribution to additional paid-in capital, and common stock of OutSource International, Inc. issued in the Reorganization:

                                             CASH PAID        NOTES (PAID         TOTAL                 ISSUANCE OF
                                        (RETURNED TO REPAY    AT TIME OF       SHAREHOLDER             COMMON STOCK
                              CASH       NOTES RECEIVABLE)    THE OFFERING)     DISTRIBUTIONS       SHARES      PERCENTAGE
                         ------------    -----------------   -------------     ---------------     ---------    ----------
    S Group............  $  5,840,800         $2,502,000        $1,420,000        $ 9,762,800      3,131,667        57.5%
    M Group............     3,849,900          1,251,000                --          5,100,900      1,552,315        28.5%
    CEO................       225,760            417,000           325,000            967,760        591,249        10.8%
    EVP................       140,140            130,000                --            270,140        173,557         3.2%
                          -----------     --------------      ------------      -------------     ----------      -------

                          $10,056,600         $4,300,000        $1,745,000         16,101,600      5,448,788       100.0%
                          ===========         ==========        ==========                         =========       ======

         Less contribution to additional paid-in capital of notes
         payable to Synadyne II, Inc. and Synadyne III, Inc................       (4,300,000)
                                                                                ------------

         Net charge to shareholders' equity................................     $ 11,801,600
                                                                                ============

         All shareholders of the Initial Subsidiaries owned virtually the same proportion of the common stock of OutSource International, Inc. after the Reorganization as they owned of the Initial Subsidiaries prior to the Reorganization. Additionally, all of the Subsidiaries were historically an integrated operation under the direction of a single executive management group and with a centralized administrative and business support center, which continued after the Reorganization. Accordingly, the Reorganization was accounted for as a combination of companies at historical cost. The effects of the Reorganization on common stock have been reflected retroactively in the financial statements of prior years.

         Subsequent to the Reorganization, all compensation for the three founders (principal shareholders) was discontinued, and the Initial Subsidiaries terminated their elections to be treated as S corporations. The distribution by the Initial Subsidiaries to all shareholders at the time of the Reorganization is subject to adjustment based upon the final determination of taxable income through February 21, 1997.

         A summary of the Company's significant accounting policies follows:

         BASIS OF PRESENTATION: The accompanying consolidated financial statements present the financial position, results of operations and cash flows of OutSource International, Inc. and the Subsidiaries, (consisting of the Initial Subsidiaries plus three subsidiaries incorporated subsequent to the Reorganization- Staff All, Inc., Mass Staff, Inc., and OutSource of Nevada, Inc.) as well as SMSB Associates ("SMSB"), a Florida limited partnership comprised of the Company's three principal shareholders and the CEO. SMSB, a special purpose entity which leases certain properties to the Company, is consolidated in these financial statements from January 1, 1995 to September 30, 1997, based on the criteria for a non-substantive lessor in Emerging Issues Task Force No. 90-15, due to the control exercised by the Company over the assets of SMSB during that period. Effective October 1, 1997 the Company discontinued the consolidation of SMSB's assets and liabilities in these financial statements, based on the Company's determination that SMSB was no longer a non-substantive lessor as defined by EITF No. 90-15. All significant intercompany balances and transactions are eliminated in consolidation.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PERVASIVENESS OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION: All flexible staffing and PEO revenues are based upon the gross payroll of the Company's flexible staffing and PEO employees plus a corresponding fee. The Company's fee structure is based upon the estimated costs of employment related taxes, health benefits, workers' compensation benefits, insurance and other services offered by the Company plus a negotiated mark-up. All flexible staffing and PEO customers are invoiced on a weekly to monthly billing cycle. The flexible staffing and PEO revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the flexible staffing and PEO services. Because the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances.

         Initial franchise fees are generally recognized when substantially all services or conditions relating to the franchise sale have been performed or satisfied by the Company. Costs relating to such fees are charged to selling, general and administrative expenses when incurred. When the fees are collected over an extended period of time and no reasonable basis for estimating collections exists, the fees are recognized as income when received through the use of the installment method. Royalties, which are based on gross sales and gross profit of the related franchisees, are recognized as revenue when earned and become receivable from the franchisees.

         FUNDING ADVANCES: The Company makes advances on behalf of certain of its franchises to fund the payroll and other related costs for industrial personnel provided by those franchises to their clients. The advances are secured by the franchises' accounts receivable from these clients. The Company invoices the clients and receives payment directly from the clients as part of this arrangement. These payments are applied to reimburse outstanding advances, and to pay franchise royalties and the fee charged for these funding and billing services, with any remaining amounts remitted to the franchise. The funding fee is charged and recognized as revenue by the Company as the weekly invoices are produced.

         PROPERTY AND EQUIPMENT: Property and equipment is stated at cost and depreciated or amortized on accelerated and straight-line bases over the estimated useful service lives of the respective assets. Leasehold improvements are stated at cost and amortized over the shorter of the term of the lease or estimated useful life of the improvement. Amortization of property under capital leases, leasehold improvements and computer software is included in depreciation expense. The estimated useful lives of buildings range from 15 to 32 years, while the estimated useful lives of other items range from 5 to 7 years.

         LONG-LIVED ASSETS: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", impairments, measured using fair value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the projected future undiscounted cash flows attributed to the assets are less than their carrying values.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INTANGIBLE ASSETS: Identifiable intangible assets include customer lists, employee lists and covenants not to compete acquired in connection with acquisitions. Such assets are recorded at fair value on the date of acquisition as determined by management with assistance by an independent valuation consultant and are being amortized over the estimated periods to be benefitted, ranging from 1 to 15 years.

         Goodwill relates to the excess of cost over the fair value of net assets of the businesses acquired. Amortization is calculated on a straight-line basis over periods ranging from 15 to 40 years. The overall business strategy of the Company includes the acquisition and integration of independent and franchise flexible staffing and PEO operations. The Company believes that this strategy creates synergies, achieves operating efficiencies and allows the Company to be more competitive in its pricing, all of which will provide benefits for the foreseeable future.

         Management assesses on an ongoing basis if there has been an impairment in the carrying value of its intangible assets. If the undiscounted future cash flows over the remaining amortization period of the respective intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the carrying value of the respective intangible asset will be reduced. The amount of any such impairment would be determined by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other relevant factors.

         DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         CASH, RECEIVABLES, FUNDING ADVANCES TO FRANCHISES, ACCOUNTS PAYABLE, ACCRUED EXPENSES, EXCEPT WORKERS' COMPENSATION AND INSURANCE, OTHER CURRENT LIABILITIES AND OTHER AMOUNTS DUE FROM AND TO RELATED PARTIES: The carrying amounts approximate fair value because of the short maturity of those instruments. Although the accrued workers' compensation and insurance liability is anticipated to be paid over a number of years, due to the lack of a defined payment schedule and the estimates inherent in establishing the recorded liability amount, management believes that it is not practical to estimate the fair value of this financial instrument.

         NOTES RECEIVABLE, LINE OF CREDIT, REVOLVING CREDIT FACILITY AND LONG-TERM DEBT: The carrying amounts approximate the fair value at December 31, 1996 and 1997, because the interest rates on these instruments approximate interest rates currently available for similar borrowings.

         INCOME TAXES: Effective February 21, 1997, the Initial Subsidiaries terminated their elections to be treated as S corporations under applicable provisions of the Internal Revenue Code. Prior to the date such election was terminated, items of income, loss, credits, and deductions were not taxed within the Company but were reported on the income tax returns of the Initial Subsidiaries' shareholders. Accordingly, no provision for income taxes was recorded.

         Since the Reorganization on February 21, 1997, the Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for (a) the differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income and (b) net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense equals the taxes payable or refundable for the period plus or minus the change in the period of deferred tax assets and liabilities.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         WORKERS' COMPENSATION: Effective January 1, 1997 through December 31, 1997, the Company's workers' compensation insurance coverage provided for a $250,000 deductible per accident or industrial illness with an aggregate maximum dollar limit based on 2.2% of covered payroll. For claims related to periods prior to 1997, there was no aggregate maximum dollar limit on the Company's liability for deductible payments. From May 1, 1995 through December 31, 1996, in exchange for a lower excess insurance premium rate, the Company accepted the responsibility for certain losses exceeding the $250,000 policy deductible per accident or industrial illness on a dollar-for-dollar basis, but only to the extent such losses cumulatively exceed 85% of the excess insurance premiums (excluding the profit and administration component) and subject to a maximum additional premium (approximately $750,000 in 1995 and $1,200,000 in 1996). The Company employs an independent third-party administrator to assist management in establishing an appropriate accrual for the uninsured portion of workers' compensation claims, including claims incurred but not reported, based on prior experience and other relevant data. However, the Company is only required to pay such claims as they actually arise, which may be over a period extending up to 5 years after the related incident occurred.

         AMORTIZATION OF DEBT DISCOUNT AND ISSUANCE COSTS: The Company records debt discount as a contra-liability and debt issuance costs as a non-current asset. Both are amortized to interest expense using the interest method.

         STOCK BASED COMPENSATION: The Company uses the accounting methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provides the pro forma disclosures required by SFAS No. 123, "Stock Based Compensation".

         ADVERTISING: The Company expenses advertising and promotional expenditures as incurred. Total advertising and promotional expenses were approximately $1,807,000, $726,000 and $651,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to first implement SFAS No. 130 in its Consolidated Financial Statements as of and for the three months ended March 31, 1998, and will provide any required disclosures at that time.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company intends to first implement SFAS No. 131 in its Consolidated Financial Statements as of and for the year ended December 31, 1998, although it has not determined the effects that implementation will have.

RECLASSIFICATIONS: Certain reclassifications have been made in amounts for prior periods to conform to current period presentation.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. ACQUISITIONS

         Goodwill and other intangible assets consist of the following:

                                                            AS OF DECEMBER 31,
                                                     --------------------------------
                                                                                                WEIGHTED AVERAGE
                                                           1997               1996             AMORTIZATION PERIODS
                                                     -------------        -----------         --------------------
         Goodwill.............................        $ 26,669,872         $7,072,872                 32.7 years
         Customer lists.......................           4,672,178            658,015                  5.5 years
         Covenants not to compete.............           1,204,841            110,644                  9.4 years
         Employee lists.......................             196,479             77,390                   .2 year
                                                     -------------        -----------
         Goodwill and other intangible
            assets............................          32,743,370          7,918,921                 27.7 years
         Less accumulated amortization........           2,316,639            464,115
                                                     -------------        -----------
         Goodwill and other intangible
            assets, net.......................        $ 30,426,731         $7,454,806
                                                      ============         ==========


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

         Effective January 1, 1995, the Company purchased the franchise rights for two flexible staffing locations from All Temps, Inc. and converted these locations to Company-owned locations. The terms of the purchase, as set forth in an asset purchase agreement, required the Company to pay a purchase price based on a percentage of gross profits for five years. At the time of the transaction, three of the four shareholders of the franchise were shareholders with a cumulative controlling interest in the Company. Therefore, the acquisition was accounted for as a business combination of entities under common control and the purchase of the remaining minority interest in the franchise. No material tangible assets were acquired. Effective October 1, 1996 the purchase price was renegotiated and the remaining portion of the five year earnout due to the shareholders of the Company was settled in exchange for a promissory note of $799,000 bearing interest at 10.0% per annum, due on demand. This note, including accrued interest, was paid on February 24, 1997. This purchase price renegotiation did not affect the payment of the remaining portion of the five year earnout due to the minority interest, except that the Company agreed that the remaining payments to the minority interest would be no less than $40,000 per year from 1997 through 1999 and no less than $150,000 on a cumulative basis for that three year period. In December 1997, the Company paid $141,000 to the minority interest, which is expected to be the final amount due under the renegotiated terms although the Company is still subject to making further payments based on gross profits through 1999. During 1995 and 1996, $250,907 and $1,128,136, respectively, of the purchase price was accrued, with $219,543 and $967,151 payable to shareholders of the Company in 1995 and 1996, respectively, recorded as a distribution and the remainder as goodwill.

         Effective June 4, 1995, the Company purchased the franchise rights for one flexible staffing location from WAD, Inc. and converted this location to a Company-owned location. The terms of the purchase, as set forth in an asset purchase agreement, require the Company to pay a purchase price based on a percentage of gross profits for five years. Both shareholders of the franchise are shareholders and officers of the Company but do not hold a controlling interest. Effective October 1, 1996 the purchase price was renegotiated and the remaining portion of the five year earnout was settled in exchange for a promissory note of $731,982 bearing interest at 10.0% per annum, with the portion in excess of $400,000 due on demand. The demand portion of $331,982 plus accrued interest was paid on February 24, 1997 and the remaining balance of $400,000, initially payable in equal quarterly installments of principal and interest over two years, was repaid on October 31, 1997. During 1995 and 1996, $79,693 and $887,383, respectively, of the purchase price was accrued.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. ACQUISITIONS (CONTINUED)

         During 1995, the Company purchased the franchise rights for two flexible staffing locations from Komco Inc. and Demark, Inc. and converted them to Company-owned locations. The terms of the purchases, as set forth in asset purchase agreements, required the Company to pay $178,292 plus a percentage of revenues for a period ranging up to two years. The total purchase price recorded as of December 31, 1997 was $284,481.

         Effective April 1, 1996, the Company purchased the franchise rights for eight flexible staffing locations from Payray, Inc. and Tri-Temps, Inc. and converted these locations to Company-owned locations. Some shareholders of the franchises are shareholders of the Company but do not hold a controlling interest in the Company. The terms of the purchase, as set forth in an asset purchase agreement, required the Company to pay $4,922,745 with $750,000 due at closing and a note for the remainder to be paid in 60 monthly installments plus 10.0% per annum interest through July 1, 1996 and 14.0% per annum interest thereafter. On February 21, 1997, these payment terms were renegotiated. The renegotiated terms called for a payment of $1,250,000 against the outstanding balance and a note for the remainder of $2,573,703 to be paid in 48 equal monthly installments including interest of 14.0% per annum, commencing April 1, 1997, but fully payable at the time of an initial public offering. The remaining outstanding balance was accordingly paid at the time of the Offering.

         Effective May 4, 1996, the Company purchased certain assets and the business of CST Services Inc., a flexible staffing operation not previously affiliated with the Company. The terms of the purchase, as set forth in an asset purchase agreement, required the Company to pay up to $1,780,000 with $1,200,000 due at closing, a $200,000 note to be paid in two annual installments plus interest at 7.0% per annum and annual contingent payments, not to exceed an aggregate of $380,000, based upon income before taxes of the acquired operation for the two years following the acquisition. The total purchase price recorded was $1,400,000 and $1,726,490 as of December 31, 1996 and December 31, 1997,
respectively.

         During 1996, the Company purchased the franchise rights for four flexible staffing locations from Temp Aid, Inc., LL Corps, Inc. and Kesi, Inc. and converted them to Company-owned locations. The terms of the purchases, as set forth in asset purchase agreements, required the Company to pay $250,912 plus a percentage of revenues for a period ranging up to two years. The total purchase price recorded as of December 31, 1997 was $291,190.

         Primarily during the first three months of 1997, the Company purchased the franchise rights for 13 flexible staffing locations from LaPorte, Inc., Superior Temporaries, Inc. and Labor World of Minneapolis, Inc., and converted these locations to Company-owned locations. The total purchase price was $11,125,000 (of which $9,000,000 related to Superior Temporaries, Inc.), with $10,475,000 paid at closing and notes issued for $650,000.

         During the first three months of 1997, the Company purchased flexible staffing operations with 17 locations from Apex, Inc., Standby Personnel of Colorado Springs, Inc., Staff Net, Inc., Staff Management, Inc. and Stand-By, Inc. (none previously affiliated with the Company). The total purchase price was $14,070,000, with $10,910,000 paid at closing and notes issued for $3,160,000. Certain sellers received options to purchase a total of 8,126 shares of the Company's common stock at their fair market value at the date of issuance. Such options were issued March 12, 1997 and were still outstanding at December 31, 1997 - See Note 10. The contractual purchase price of Standby Personnel of Colorado Springs, Inc. was $3,100,000, which may increase or decrease by an amount not to exceed $500,000, based on the gross profit from the acquired locations for the two years following the acquisition. The contractual purchase price of Stand-By, Inc. was $5,500,000, which may increase by an amount not to exceed $60,000 or decrease by an amount not to exceed $500,000, based on the gross profit from the acquired locations for the two years following the acquisition.

         The above acquisitions, except All Temps, Inc., have been accounted for as purchases. The results of operations of the acquired businesses are included in the Company's consolidated statements of income from the effective date of acquisition. The additional payments based on future revenues, gross margin or income before income taxes of certain acquired businesses are not contingent on continuing employment of the sellers. Such additional amounts, if paid, will be recorded as additional purchase price.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. ACQUISITIONS (CONTINUED)

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

                                                       YEARS ENDED DECEMBER 31,

                                                       1997            1996
                                                   ------------   ------------
    UNAUDITED PRO FORMA:

    Net revenues.................................. $458,828,299   $346,752,517
    Operating income..............................   10,569,920      8,182,631
    Income before provision for income
     taxes and extraordinary item.................      209,221      1,184,014
    Income before extraordinary item..............      278,304      1,184,014


         The following unaudited pro forma information, as adjusted, has been prepared on the same basis as the preceding data and also reflects the pro forma adjustment for income taxes and weighted average shares outstanding as discussed in Note 13, except that the number of diluted shares attributable to outstanding options and warrants has been increased by 85,892 shares for the year ended December 31, 1997, and 625,248 shares for the year ended December 31, 1996, in order to reflect an adjustment in the calculation of proceeds from the exercise of warrants associated with the portion of the Senior Notes utilized to finance the above acquisitions:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                          1997          1996
                                                      ----------     ----------
    UNAUDITED PRO FORMA, AS ADJUSTED:
    Income before provision for income taxes
          and extraordinary item......................  $209,221     $1,184,014
    Pro forma provision for income taxes..............   209,000        530,930
                                                      ----------     ----------

    Pro forma income before extraordinary item........$      221     $ 653,084
                                                      ==========     =========
    Weighted average common shares outstanding:
       Basic.......................................... 6,055,439      5,785,218
                                                      ==========      =========
       Diluted........................................ 7,406,254      6,468,866
                                                      ==========      =========
    Earnings per share, before extraordinary item:
       Basic..........................................$      .00     $      .11
                                                      ==========     ==========
       Diluted........................................$      .00     $      .10
                                                      ==========     ==========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. ACQUISITIONS (CONTINUED)

         During the first quarter of 1998 through March 2, the Company purchased the franchise rights for six flexible staffing locations from Freuhling and Jackson, Inc., F.J.R. Enterprises, Inc., EJ Services, Inc. and EAZY Temporary, Inc., and converted these locations to Company-owned locations. The total purchase price was $5,425,000, with $3,300,000 paid at closing and notes issued for $2,125,000, payable over two years plus interest at 6.0% per annum. The amount due under one of these notes may increase or decrease by an amount not to exceed $250,000, based on the gross profit from the acquired locations for the year following the acquisition.

         During the first quarter of 1998 through February 16, the Company purchased flexible staffing operations with 18 locations from Tempus, Inc. and Grafton, Inc. (none previously affiliated with the Company). The total purchase price was $4,835,000, with $3,335,000 paid at closing plus a $1,500,000 note payable over two years plus interest at 6.5% per annum. The amount due under the note may decrease by up to $300,000, based on the 1997 gross profit of the acquired locations. Immediately following the acquisition from Tempus, Inc., the Company sold four of the acquired locations to Cruel Dave Enterprises, LLC (a franchisee of the Company) for a $780,000 note, payable over five years plus interest at 8.0% per annum.

         During the first quarter of 1998 through March 18, the Company purchased 100% of the common stock of Employment Consultants, Inc., X-Tra Help, Inc. and Co-Staff, Inc. (none previously affiliated with the Company), which were flexible staffing operations with four locations. The total purchase price (which includes $2,100,000 for net tangible assets) was $10,659,500, with $6,909,500 in cash and $775,000 in the Company's common stock (57,809 shares) delivered at closing. The remainder of the purchase price was satisfied with the issuance of notes totalling $2,975,000 and payable over two years plus interest at 6.0% per annum. However, one of the notes may increase without limit or decrease by up to $875,000 based on the gross profit from the acquired locations for the two years following the acquisition. In the event gross profit for those two years was equal to 1997 gross profit, the note would decrease by approximately $125,000. In the event gross profit increased by 25% in each of those two years as compared to the prior year, the note would increase by approximately $150,000.

         Effective February 16, 1998, the Company purchased the franchise rights for four flexible staffing locations from LM Investors, Inc. and converted these locations to Company-owned locations. The shareholders of the franchises are shareholders of the Company but do not hold a controlling interest in the Company. The purchase price was $6,800,000, with $5,000,000 paid at closing plus a note for $1,700,000 bearing interest at 7.25% per annum and payable quarterly over three years. The remaining $100,000 represents the Company's assumption of the seller's liabilities under certain employment contracts. In addition, the Company has agreed to concessions amounting to approximately $60,000 and agreements not to compete of up to six months (excluding acquisitions) in the event the sellers wish to buy out of their remaining franchise agreements (representing four flexible staffing locations) with the Company. See Note 6 regarding options for certain franchise territories granted in connection with this transaction.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                      AS OF DECEMBER 31,
                                                   -------------------------

                                                      1997           1996
                                                  -----------    -----------

Buildings and land ...........................    $ 6,209,537    $ 6,459,439
Furniture, fixtures and equipment ............      6,935,642      4,108,625
Computer software ............................      4,061,103      2,321,094
Leasehold improvements .......................      2,034,319      1,031,106
Vehicles .....................................        499,769        132,703
Assets held for disposal .....................           --        2,090,000
                                                  -----------    -----------

Property and equipment .......................     19,740,370     16,142,967
Less accumulated depreciation and amortization      4,787,252      3,015,860
                                                  -----------    -----------

Property and equipment, net ..................    $14,953,118    $13,127,107
                                                  ===========    ===========


         Depreciation and amortization expense for property and equipment for the years ended December 31, 1997, 1996 and 1995 amounted to $2,326,706, $1,168,616 and $725,016, respectively.

         Assets held for disposal are a building and land owned by SMSB and formerly utilized by the Company as its national office and support center. See Notes 1 and 6.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. INCOME TAXES

         The net deferred tax asset as of December 31, 1997 includes deferred tax assets and liabilities attributable to the following items, including amounts recorded as a result of the February 21, 1997 termination of the elections by the Initial Subsidiaries to be treated as S corporations:

                                                                TOTAL           CURRENT       NON-CURRENT
                                                              -----------     -----------     -----------
Workers' compensation accrual ............................    $ 2,692,586     $ 2,692,586     $      --
Debt discount related to warrants ........................      1,933,622            --         1,933,622
Allowance for doubtful accounts ..........................        617,044         617,044            --
Change from cash to accrual tax basis ....................     (1,148,948)       (362,826)       (786,122)
Net operating loss carryforward ..........................      1,330,393       1,330,393            --
Employment tax credit carryforward .......................        834,097         834,097            --
Other ....................................................        457,388            --           457,388
                                                              -----------     -----------     -----------
Net deferred tax asset, included in prepaid expenses and
    other current assets and in other assets, respectively    $ 6,716,182     $ 5,111,294     $ 1,604,888
                                                              ===========     ===========     ===========

         Management has determined, based on the Company's history of prior taxable earnings and its expectations for the future, that taxable income will more likely than not be sufficient to fully realize deferred tax assets and accordingly, has not reduced deferred tax assets by a valuation allowance. The net operating loss carryforward of $3,535,459, as well as the employment tax credit carryforward of $834, 097, expire in 2012.

         The components of the income tax benefit for the year ended December 31, 1997 are as follows:

         Federal - Current............................  $ 2,054,000
         State - Current..............................      494,383
         Federal - Deferred...........................   (2,234,897)
         State - Deferred.............................     (382,569)
                                                       ------------

         Income tax benefit...........................$     (69,083)
                                                      =============

         The Company also recorded a $6,647,099 income tax benefit as a direct reduction of the extraordinary loss arising from early debt retirement (see Note
5). This benefit eliminated the liability arising from the current portion of the $69,083 tax benefit shown above.

         The Company's effective tax rate for the year ended December 31, 1997 differed from the statutory federal rate of 35%, as follows:

                                                                  AMOUNT         RATE
                                                                 --------       ------
  Statutory rate applied to income before income taxes
       and extraordinary item................................... $248,947       35.0%
  Increase (decrease) in income taxes resulting from:
      State income taxes, net of federal benefit................   73,797       10.4%
      Effect of termination of S corporation status............. (423,897)     (59.6%)
      Loss prior to termination of S corporation status.........   58,652        8.2%
      Put warrants valuation adjustment.........................  445,320       62.6%
      Employment tax credits.................................... (550,504)     (77.4%)
      Nondeductible expenses....................................   56,546        8.0%
      Other.....................................................   22,056        3.1%
                                                                ---------     ------

      Total..................................................... $(69,083)      (9.7%)
                                                                 ========     ======

         The tax benefit of $6,647,099 related to the 1997 extraordinary loss was 33.2% of that loss, which differed from the statutory federal rate of 35% due to a portion of the debt discount that was included in the extraordinary loss being non-deductible for tax purposes.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT

         BANK FINANCING: On February 21, 1997, following the Reorganization, the Company entered into a revolving credit facility ("Revolving Credit Facility"), which was amended on November 24, 1997, to allow for a remaining term of approximately five years and to increase the maximum amount available for borrowing to $85,000,000, which includes a letter of credit facility of $15,000,000. The interest rate on the Revolving Credit Facility is based on: 1) the bank's prime rate (8.5% at December 31, 1997) plus a margin of up to 0.25% according to the Company's consolidated debt to earnings ratio (as defined by the terms of the Revolving Credit Facility) or 2) the Eurodollar base rate (5.9688% at December 31, 1997) plus a margin from 1.25% to 2.25% according to the Company's consolidated debt to earnings ratio. The effective interest rate at December 31, 1997 was 8.3%. The letter of credit fee at December 31, 1997 was 1.50% per annum, but may reduce to as low as 0.75% per annum according to the Company's consolidated debt to earnings ratio. Revolving Credit Facility borrowings are collateralized by all tangible and intangible assets of the Company and are governed by certain covenants, which include an interest coverage ratio, a cash flow coverage ratio, an indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio and the current ratio. The terms of the Revolving Credit Facility also require prior bank approval of most acquisitions and borrowings from third parties. In February 1998 the Company entered into an interest rate collar agreement, as required by the terms of the Revolving Credit Facility (see Note 6).

         The Company secures its liability for the deductible portion of its workers' compensation coverage by the issuance of Letters of Credit to its insurance carriers, which amounted to $6,676,382 at December 31, 1997.

         Prior to February 21, 1997, the Company had a line of credit facility ("Line of Credit") dated July 20, 1995 with two commercial lending institutions which was amended on November 21, 1995, May 8, 1996 and June 28, 1996. The Line of Credit, which included a letter of credit facility ("Letter of Credit"), was for a term of three years with an expiration date of June 30, 1998. The maximum amount available for Line of Credit borrowings and Letter of Credit issuances was $14,900,000. These Line of Credit borrowings and Letter of Credit issuances were permitted based upon certain formulas outlined in the Line of Credit Agreement and were collateralized by the accounts receivable of the Company and the personal guarantees of the Company's principal shareholders. At December 31, 1996 the Line of Credit borrowing interest rate was at prime plus 2% (10.25% per annum) and the Letter of Credit fee was 1% per annum.

         Prior to July 20, 1995, the Company had a line of credit agreement with terms requiring the shareholders' personal guarantees, allowing for borrowings up to $5,300,000 limited by eligible receivables and collateralized by substantially all of the assets of the Subsidiaries. These borrowings incurred interest at prime plus 2% per annum.

         SENIOR NOTES: On February 21, 1997, following the Reorganization, the Company entered into senior subordinated note agreements ("Senior Notes") with two investors (the "Senior Note Holders") for borrowings totaling $25,000,000, with payments of $10,000,000 in March 2001 and $15,000,000 in February 2002, and quarterly interest payments at 11% per annum through February 1999 and 12.5% thereafter. The Senior Notes were repaid in full from the proceeds of the Offering. The Company also issued to the Senior Note Holders warrants to purchase 786,517 shares of common stock at $.015 per share to be exercised at the discretion of the Senior Note Holders and expiring five years from issuance (the "A warrants"). These warrants had not been exercised as of December 31, 1997.

         In connection with the Senior Notes, warrants to purchase 573,787 shares of the Company's common stock at $.015 per share were issued by the Company into escrow. In April 1997, warrants to purchase 180,891 shares (the "B warrants") were released from escrow to the Company's shareholders as of February 21, 1997, as a result of the Company's consummation of the last of certain acquisitions in accordance with conditions of the agreements related to the Senior Notes. These warrants had not been exercised as of December 31, 1997. The remaining warrants to purchase 392,896 shares (the "C warrants") will be released from escrow on or before February 1999. The C warrants will be released to the same Company shareholders that received the B warrants, if by that date the Company has fully repaid the Senior Notes and has had a qualified public offering or qualified sale that results in a specified market valuation of the A warrants. In the event that all conditions have been met at that time except that the market valuation of the A warrants meets a specified lower threshold, 50% of the C warrants will be released to the Senior Note Holders and 50% will be released to the now existing Company shareholders. If the Senior Notes have not been repaid or such lower market valuation threshold for the A warrants is not achieved by February 1999, all of the C warrants will be released to the Senior Note Holders. The warrants in escrow are exercisable any time after being released from escrow and expire in February 2002.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT (CONTINUED)

         The A warrants issued to the Senior Note Holders, as well as the B and C warrants placed in escrow, all contained a put right, whereby the Company would be required at the holder's option to purchase the warrants for the "publicly traded" fair value of those warrants should the Company not consummate a qualified initial public offering, as defined in the warrant agreement, by February 2001. This put right was terminated as a result of the Company's October 1997 Offering.

         The proceeds of the Senior Notes were recorded as a liability. The fair value of the A warrants issued to the Investors, plus the fair value of the B and C warrants, was recorded as debt discount, which is a contra-account to the Senior Notes liability and is periodically amortized using the interest method, resulting in a level effective rate of 55.7% per annum applied to the sum of the face amount of the debt less the unamortized discount. Interest expense (including discount amortization of $745,636) of $2,655,358 was recorded related to these Senior Notes for the year ended December 31, 1997.

         The B and C warrants were designed to provide the Senior Note Holders with additional consideration for their $25 million investment if certain performance criteria (in the case of the B warrants) are not met or if certain triggering events (in the case of the C warrants) do not occur. Therefore, the value of the B and C warrants is, in substance, embedded within the $25 million subordinated debt proceeds and, as such, was accounted for in the same manner as the A warrants. Accordingly, the amount allocated from the $25 million subordinated debt proceeds to the detachable stock purchase warrants includes the fair value of the B and C warrants. The original debt discount, based on the fair value of the A warrants issued to the Senior Note Holders plus the fair value of B and C warrants, was $18,541,996. The fair value of the warrants was determined by an independent appraiser as of the date of their issuance.

         Due to the put option included in all of the warrants, their fair value of $18,541,996 at the date of issuance was classified as a liability which was adjusted to fair value at each reporting date until the put option terminated. This liability was adjusted to a fair value of $20,383,621 as of October 24, 1997, with the cumulative adjustment of $1,841,625 included in non-operating expense for the year ended December 31, 1997. The fair value of the warrants recorded as of October 24, 1997 was equal to the price of the Company's shares sold to the public at that time (see Note 10), less the warrant exercise price. As a result of the termination of the put right at the time of the Company's October 1997 Offering, the final put warrants liability was reclassified from debt to additional paid-in capital at that time.

         The Company incurred $2,385,016 of costs related to the issuance of the Senior Notes, which were recorded in other non-current assets and amortized to interest expense using the interest method. Amortization of $149,861 was recorded for the year ended December 31, 1997.

         As a result of the early repayment of the Senior Notes in October 1997, the Company recorded an extraordinary loss of $13,384,416 (net of a $6,647,099 income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT (CONTINUED)

    LONG-TERM DEBT:

                                                                                     AS OF DECEMBER 31,
                                                                               --------------------------------
                                                                                  1997                 1996
                                                                               -----------         ------------

    Obligations under capital leases. See
     discussion below..............................................            $2,818,210         $  7,801,224
    Acquisition notes payable, subordinated to the
     Revolving Credit Facility and payable over two years at imputed interest rates ranging from 7.0% to
     12.0% per annum. See Note 2...................................             2,876,696              200,689
    Mortgage notes payable in monthly installments and
     collateralized by buildings and land. The interest
     rates range from 8.5% to prime plus 2.0% per
     annum (10.5% at December 31, 1997)............................             4,332,760            2,472,063
    Notes payable in monthly installments and
     collateralized by property and equipment. The
     interest rates range from 5.9% to 13.0% per annum.............               117,375              126,147
    Term and equipment notes payable in quarterly
     installments, with an interest rate of
     prime plus 2.0%...............................................                  --              2,266,667
                                                                              -----------         ------------

    Long-term debt.................................................            10,145,041           12,866,790
    Less current maturities of long-term debt......................             2,408,060            1,992,962
                                                                              -----------         ------------

    Long-term debt, less current maturities........................            $7,736,981          $10,873,828
                                                                               ==========          ===========

         The aggregate annual principal payments on long-term debt (including obligations under capital leases) are as follows as of December 31, 1997:

         YEAR
         ----
         1998......................................................         $ 2,408,060
         1999......................................................           2,103,411
         2000......................................................           1,020,015
         2001......................................................             803,050
         2002......................................................             513,651
         Thereafter................................................           3,296,854
                                                                            -----------

                                                                            $10,145,041
                                                                            ===========

         CAPITAL LEASES: Since December 1996, the Company has occupied an office building for its national office and support center under a 15 year capital lease agreement with an unrelated party, having annual lease payments of approximately $610,000. The Company had an option to buy the building during the first two years of the lease term and in December 1997 it exercised that option. Prior to that purchase, the capitalized costs relating to this lease were equal to the purchase option price.

         As of December 31, 1997, furniture, fixtures, equipment and computer software held under capital leases and included in property and equipment were $2,789,943, net of accumulated depreciation of approximately $398,344. As of December 31, 1996, buildings and other assets held under capital leases and included in property and equipment were $7,818,393, net of accumulated depreciation of approximately $57,000.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT (CONTINUED)

         The following is a summary of future minimum lease payments, and their present value, required under all capital leases for the years ended after December 31, 1997:

         YEAR
         ----

         1998................................................   $   830,715
         1999................................................       815,052
         2000................................................       811,117
         2001................................................       715,461
         2002................................................       120,397
         Thereafter..........................................          --
                                                                -----------
         Total future minimum lease payments.................     3,292,742
         Less amount representing interest...................      (474,532)
                                                                -----------
         Present value of net minimum lease payments.........    $2,818,210
                                                                 ==========

NOTE 6. COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS: The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial reporting purposes. The leases provide for the Company to pay real estate taxes, common area maintenance and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between 1998 and 2002. Also, certain equipment used in the Company's operations are leased under operating leases. The following is a summary of fixed minimum lease commitments required under all operating leases for the years ended after December 31, 1997:

         YEAR                                                   RENTAL AMOUNT
         ----                                                   -------------

         1998................................................... $1,963,503
         1999...................................................  1,436,327
         2000...................................................  1,132,228
         2001...................................................  1,089,730
         2002...................................................    232,485
                                                                 ----------

         Total.................................................. $5,854,273
                                                                 ==========

         Rent expense, including equipment rental, was $2,198,014, $878,300 and $373,090 for the years ended December 31, 1997, 1996 and 1995, respectively.

         FRANCHISE AGREEMENTS: The Company has granted 55, 75 and 67 Tandem franchises (some covering multiple locations) as of December 31, 1997, 1996 and 1995, respectively. In consideration for royalties paid by the franchise holders, the agreements provide, among other things, that the Company will provide the franchise holder with the following for terms ranging from 10 to 15 years with varying renewal options: exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals.

         Subsequent to December 31, 1997 and in connection with the Company's acquisition of certain franchise rights from LM Investors, Inc. (see Note 2), the Company granted one of the principals of the sellers (and a minority shareholder in the Company) the exclusive option to purchase franchise rights in five specifically identified geographic areas. These options expire at various times from 12 to 42 months after the February 1998 acquisition date.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The following tables set forth various revenues from industrial staffing franchises as well as a schedule showing industrial staffing franchise offices opened and purchased by the Company, as well as the number of Company owned industrial staffing locations. The Company's franchising activities in its other divisions is not significant.

                                                                  YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1997           1996            1995
                                                               ----           ----            ----
    PEO services.......................................    $34,641,670     $35,078,655    $ 7,507,774
    Royalties..........................................      6,996,670       5,670,458      4,137,150
    Payroll funding services...........................        713,690       1,288,205        718,807
    Initial franchise fees.............................         15,000          84,000        446,000
    Other..............................................         15,330          41,000         70,000
                                                           -----------    ------------   ------------
       Total revenues..................................    $42,382,360     $42,162,318    $12,879,731
                                                           ===========     ===========    ===========

                                                                    YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----

    Number of franchise locations, beginning.................       95           83            57
    New franchises sold......................................        6           24            31
    Franchises closed/Buyouts................................      (23)          --            --
    Franchises converted to
      Company - owned locations..............................      (13)         (12)           (5)
                                                                   ---          ---            --
    Number of franchise locations, ending....................       65           95            83
    Number of Company owned locations........................       87           46            21
                                                                    --           --            --
      Total locations........................................      152          141           104
                                                                   ===          ===           ===

         PEO services revenues are based on the payroll and other related costs for industrial personnel provided by the franchises to their clients, under a relationship whereby the Company is the employer of those industrial personnel. The Company's gross profit margin on these services is approximately 1.5% of the related revenues. See Note 1 for a discussion of initial franchise fees, royalties, and payroll funding services (funding advances). The Company's gross profit margin on these services is 100% of the related revenues.

         Buyouts are early terminations of franchise agreements allowed by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company receives an initial payment from the former franchisee. The Company continues to receive payments from the former franchisees based on the gross revenues of the formerly franchised locations for up to three years after the termination dates. The initial buyout payment, as well as subsequent payments from the former franchisees, are included in total royalties shown above.

         GUARANTEES: The Company believes that it has a contingent liability as an actual or implied guarantor of mortgages having an outstanding principal balance of approximately $1.7 million at December 31, 1997. These mortgages are secured by a building and land previously leased by the Company from SMSB for use as the Company's national office and support center. SMSB has entered into a contract for the sale of this property to an unrelated third party for a price in excess of these outstanding mortgages, which SMSB will pay in full upon the closing of the sale.

         LITIGATION: The Company is involved in litigation with regard to one of the service marks used in its operations. Although this matter is in preliminary stages, the Company believes that an adverse decision in the case would not have a material adverse effect on its financial condition or results of operations.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         INTEREST RATE COLLAR AGREEMENT: In February 1998, the Company entered into an interest rate collar agreement which involves the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized over the life of the agreement as an adjustment to interest expense. The agreement is a five year notional $42.5 million interest rate collar, whereby the Company receives interest on that notional amount to the extent 30 day LIBOR exceeds 6.25% per annum, and pays interest on that amount to the extent 30 day LIBOR is less than 5.43% per annum.

         This derivative financial instrument is being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its Revolving Credit Facility, and is not held or issued for trading purposes. The Company believes that unrealized gains or losses related to the instrument are immaterial.

         EMPLOYMENT AGREEMENTS: During 1997, the Company entered into employment agreements with the CEO and six other officers. Under the terms of those agreements, in the event that the Company terminates any of those executives without cause or the executive resigns for good reason, the terminated executive will receive, among other things, severance compensation, including a multiple of the officer's annual base salary and bonus. In addition, all incentive stock options become immediately exercisable. Similar severance provisions apply if any of those executives is terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined.

NOTE 7. OTHER CHARGES

         In 1996, the Company incurred $1,447,555 of expenses, primarily professional fees, related to (a) a Form S-1 Registration Statement filed by the Company with the Securities and Exchange Commission that the Company withdrew and (b) subsequent due diligence, which included an internal investigation of allegations regarding payments by the Company to a management employee of a customer of the Company. Based on the findings of the investigation, the Company paid restitution to the customer, is continuing to transact business with the customer and believes that further expenses or liabilities, if any, related to this matter will not be material to its financial position or results of operations. These expenses have been separately disclosed as other charges in the consolidated statement of income due to their unusual nature.

NOTE 8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

         For the years ended December 31, 1997, 1996 and 1995, approximately 12%, 16% and 21%, respectively, of the Company's revenues were from PEO services performed for individual insurance agent offices under a preferred provider designation granted to the Company on a regional basis by the agents' common corporate employer. The Company had received this designation in 31, 31 and 22 states as of December 31, 1997, 1996 and 1995, respectively. The following is a summary of net revenues, cost of revenues and gross profits related to all PEO services, including the above:

                                                                YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                     1997                  1996                1995
                                                     ----                  ----                ----
         Net revenues..........................   $225,836,000          $172,069,000        $85,557,000
         Cost of revenues......................    217,810,000           165,702,000         82,220,000
         Gross profit..........................      8,026,000             6,367,000          3,337,000

         For the years ended December 31, 1997, 1996 and 1995, approximately 19%, 27% and 39%, respectively, of the Company's revenues were from the provision of services to customers in the Chicago, Illinois area. For each of the years ended December 31, 1997, 1996 and 1995, approximately 29% of the Company's revenues were from the provision of services to customers in the South Florida area.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK (CONTINUED)

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable and funding advances to franchises. The Company places its cash with what it believes to be high credit quality institutions. At times cash deposits may be in excess of the FDIC insurance limit. The Company grants credit to its customers generally without collateral and regularly assesses their financial strength. Funding advances to franchises are collateralized by the franchises' accounts receivable from their clients. The Company believes that credit risk related to its trade accounts receivable and funding advances is limited due to diversification of the accounts based on geography and industry as well as the lack of material concentration of balances due from any one customer.

NOTE 9. EMPLOYEE BENEFIT PLANS

         The Company had a 401(k) single-employer retirement plan and two 413(c) multi-employer retirement plan covering all employees except for (a) employees under the age of 21 for all plans, (b) employees with less than one year of service for all plans, (c) certain temporary employees for the 413(c) plan and
(d) all highly compensated employees as defined by the Internal Revenue Code for the 401(k) plan and certain highly compensated employees for the 413(c) plans.

         One of the 413(c) plans was established for use by not-for-profit employers only, effective January 1, 1996.

         On February 28, 1997, the 401(k) plan and the 413 (c) plan established for use by not-for-profit employers were made inactive by the Company. All participating employees were enrolled in the currently active 413(c) plan for future contributions and all previously contributed net assets remained in the inactive plans for eventual distribution to the employees upon retirement or other qualifying event. .

         Eligible employees who participate elect to contribute to the plan an amount up to 15% of their salary. Each year, the Company's Board of Directors determines a matching percentage to contribute to each participant's account; if a determination is not made, the matching percentage is 50% of the participant's contributions, limited to the first 6% of each participant's salary contributed by the participants. This matching policy may vary in the case of PEO employees, although all matching amounts related to PEO employees are recovered by the Company in its charges to the respective PEO customers. Matching contributions by the Company for its employees, which includes PEO employees, were $485,326, $309,222 and $39,070 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Pursuant to the terms of the previous 401(k) plan, highly compensated employees were not eligible to participate. However, as a result of administrative errors, some highly compensated employees have been permitted to make elective salary deferral contributions. The Company has sought IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). There will be a penalty payable by the Company, associated with a correction under the VCAP, although the Company believes this penalty will be insignificant.

NOTE 10. SHAREHOLDERS' EQUITY

         VOTING TRUST: The Company's three principal shareholders resigned from the Company's Board of Directors in November 1996. On February 21, 1997, in connection with the issuance of the Senior Notes and the closing of the Revolving Credit Facility, 4,683,982 shares of the common stock of the Company, owned by those shareholders and their families, were placed in a voting trust, with a term of ten years. On October 24, 1997, at the time of the Offering, 700,000 shares were released from the voting trust and sold to the public. Under the terms of the voting trust and agreement among the Company, the Company's shareholders at that time and the Senior Note Holders, the shares of common stock in the voting trust, which represent approximately 47% of the common stock of the Company as of December 31, 1997, will be voted in favor of the election of a Board of Directors having seven members and comprised of three directors nominated by the CEO of the Company, two directors nominated by the Senior Note Holders, and two independent directors nominated by the vote of both directors nominated by the Senior Note Holders and at least two of the directors nominated by the CEO of the Company.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. SHAREHOLDERS' EQUITY (CONTINUED)

Should the warrants to purchase 392,896 shares, as discussed in Note 5, be released from escrow to the Senior Note Holders, the number of directors would be increased by two, with the additional directors nominated by the Senior Note Holders. Further, the shares in the voting trust will be voted as recommended by the Board of Directors for any merger, acquisition or sale of the Company, or any changes to the Articles of Incorporation or Bylaws of the Company. On any other matter requiring a vote by the shareholders, the shares in the voting trust will be voted as directed by the current CEO of the Company.

         REVERSE STOCK SPLIT: On October 21, 1997, the Company effectuated a reverse stock split pursuant to which each then issued and outstanding share of common stock was converted into approximately 0.65 shares of common stock. The effect of this reverse split has been retroactively applied to all share, option and warrant amounts, including the related option and warrant exercise prices.

         INCENTIVE STOCK OPTION PLAN: During 1995, a Subsidiary of the Company established an incentive stock option plan ("Stock Option Plan") for that Subsidiary only, whereby incentive stock options could be granted to employees to purchase a specified number of shares of common stock at a price not less than fair market value on the date of the grant and for a term not to exceed 10 years. Once awarded, these options become vested and exercisable at 25% per year, unless special terms are established at the time the option is granted.

         On January 1, 1996, the Subsidiary granted options to purchase 815,860 shares of common stock at an exercise price of $4.77 per share, which an independent appraiser determined to be the fair market value of that Subsidiary's common stock on the date of grant. On February 18, 1997, the Company adopted the Stock Option Plan and, pursuant to the terms of the Stock Option Plan, adjusted the number of shares of common stock subject to then outstanding options to 318,568, and the exercise price of such options to $10.38 per share, such conversion determined by an independent appraiser as of the date of grant. On March 12, 1997, the Company granted options to purchase 221,473 shares of the Company's common stock, with the exercise price of $11.42 per share based on the fair market value of the Company's common stock, as determined by an independent appraiser as of the date of the grant. The March 12, 1997 grant included 8,126 options issued in connection with acquisitions (See Note 2). All options granted subsequent to the Offering have an exercise price equal to the public market price of the shares at the grant date.

         The total number of shares of common stock reserved for issuance under the stock option plan is 1,040,000. As of December 31, 1997, the status of all outstanding option grants was as follows:

         GRANT DATE                   OPTIONS GRANTED     OPTIONS OUTSTANDING      EXERCISABLE OPTIONS     EXERCISE PRICE
         ----------                   ---------------     -------------------      -------------------     --------------
         January 1, 1996.............        318,568             278,180                   77,268               $10.38
         March 12, 1997..............        221,473             182,243                        -                11.42
         September 2, 1997...........        116,933             103,055                        -                15.00
         October 30, 1997............          1,625               1,625                        -                14.75
         December 23, 1997...........          2,238               2,238                        -                11.75
                                                               ---------                    -----
                                                                 567,341                   77,268
                                                               =========                   ======

         The weighted average remaining contractual life of the above options was 9.0 years as of December 31, 1996 and 8.7 years as of December 31, 1997. The weighted average exercise price was $11.57 per share as of December 31, 1997.
No options had been exercised as of December 31, 1997.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock option equals the fair value of the underlying stock on the grant date, no compensation is recognized. However SFAS 123, "Accounting for Stock-Based Compensation", requires presentation of pro forma net income as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. The Company has estimated the fair value of stock options granted to employees on January 1, 1996, March 12, 1997 and September 2, 1997 to be $2.20, $2.59 and $3.41 per option as of the respective grant dates, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.12% for the 1996 grant,

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. SHAREHOLDERS' EQUITY (CONTINUED)

6.65% for the March 1997 grant and 6.65% for the September 1997 grant; no volatility factor because the Company was not a public entity when the options were granted; no expected dividends; and expected option life of 4 years. Options granted subsequent to the Offering are not material for this calculation. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's unaudited pro forma income (before extraordinary item) would have been $240,928 ($0.04 basic earnings per share and $0.03 diluted earnings per share) for the year ended December 31, 1997 and $992,765 for the year ended December 31, 1996 ($0.17 basic and diluted earnings per share).

         During January 1998, the Company granted options to purchase 259,646 shares of the Company's common stock, with an exercise price of $13.88 per share, equal to the public market price of the shares at the grant date. 92,448 of those options vested immediately upon grant. During March 1998, the Company granted options to purchase 84,270 shares of the Company's common stock, with exercise prices ranging from $18.88 to $21.00 per share, equal to the public market price of the shares at the grant date. See Note 2 regarding 1998 option grants in connection with acquisitions.

NOTE 11. RELATED PARTY TRANSACTIONS

         REVENUES: Certain shareholders of the Company owned franchises from which the Company received the following revenues in the periods indicated:

                                                                YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                       1997               1996              1995
                                                       ----               ----              ----

         PEO services.......................         $349,326         $13,505,481        $4,466,241
         Royalties..........................          194,273             684,122           547,477
                                                     --------         -----------        ----------

         Included in net revenues...........         $543,599         $14,189,603        $5,013,718
                                                     ========         ===========        ==========

         These franchises owed the Company $92,431, $150,763 and $251,912 at December 31, 1997, 1996 and 1995 respectively, primarily related to the above items.

         RECEIVABLES: The Company had the following notes and advances receivable due on demand from shareholders and affiliates. The notes had an interest rate of 10% per annum and the advances were non-interest bearing.

                                                        AS OF DECEMBER 31,
                                                   ---------------------------
                                                     1997              1996
                                                     ----              ----

    Notes receivable from shareholders............ $     --         $4,300,000
    Advances due from:
      Shareholders................................       --            477,417
      Affiliates..................................       --            110,187
                                                   ---------        ----------
    Notes receivable and other amounts
       due from related parties................... $     --         $4,887,604
                                                   ==========       ==========


         Total interest income from notes receivable and other amounts due from related parties was $65,694, $29,233 and $-0- for the years ended December 31, 1997, 1996 and 1995, respectively.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. RELATED PARTY TRANSACTIONS--(CONTINUED)

         LONG-TERM DEBT:

                                                                                         AS OF DECEMBER 31,
                                                                               ------------------------------
                                                                                  1997                1996
                                                                                  ----                ----
    Acquisition notes payable, subordinated to the Revolving
      Credit Facility and Senior Notes. The interest rates range from 7% to 14% per annum.  These notes were repaid from the proceeds of the Senior Notes and the Offering, except for
     $100,000 repaid in March 1998.  See Note 2......................          $ 100,000           $5,573,966
    Demand notes payable due to shareholders of the Company
     with an interest rate of 10% per annum. These notes were
     contributed to the additional paid-in capital of Synadyne II,
     Inc. and Synadyne III, Inc. in connection with the
     Reorganization. See Note 1......................................               --              4,300,000
    Notes payable in quarterly installments beginning in February
     1999, subordinated to the Revolving Credit Facility and
     Senior Notes. The interest rate was 21% per annum.  These
     Notes were repaid from the proceeds of the Offering.............               --              1,401,192
                                                                              ----------          -----------

    Long-term debt to related parties................................            100,000           11,275,158
    Less current maturities of long-term debt to related parties.....            100,000            8,872,497
                                                                              ----------          -----------

    Long-term debt to related parties, less current maturities.......         $     --             $2,402,661
                                                                              ==========           ==========


         Total interest expense for long-term debt to related parties was $546,786, $667,265 and $136,326 for the years ended December 31, 1997, 1996 and
1995, respectively.

         OTHER TRANSACTIONS:

         During 1997, the Company purchased certain real estate from SMSB for $840,000, such assets having a net book value as reflected on SMSB's financial statements of $608,126 at the time of purchase. See Note 6 regarding the Company's guarantee of mortgages on other SMSB owned real estate.

         A law firm owned by a shareholder of the Company received legal fees for services rendered to the Company during 1997, 1996, and 1995 in the approximate amounts of $148,000, $97,000, and $80,000 respectively.

         The Company employed one of its minority shareholders (a member of the S group) in a non-management position at an annual salary of approximately $40,000 during 1997, 1996 and 1995. This arrangement was discontinued in March 1998.

         Since July 1997, the Company has leased on a month to month basis a portion of a warehouse controlled by the Company's President and CEO, for approximately $2,000 per month. As a result of the Company's 1996 acquisition of franchise rights from Payray, Inc. and Tri-Temps, Inc. (see Note 2), the Company subsequently leased from one of the sellers, a minority shareholder of the Company, four flexible industrial staffing offices, for rental payments of $49,200 and $32,800 in 1997 and 1996, respectively. The Company made an additional payment of $71,300 to that seller shareholder in 1997 in order to terminate the leases and satisfy the Company's remaining liability.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

         The consolidated statements of cash flows do not include the following noncash investing and financing activities:

                                                               YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1997             1996             1995
                                                         ----             ----             ----
         Acquisitions:
             Tangible and intangible assets
               acquired..........................    $26,650,688       $8,497,841       $248,666
             Liabilities assumed.................       (186,319)        (146,991)        (4,885)
             Debt issued.........................     (3,516,413)      (6,401,255)      (123,407)
                                                      ----------       ----------      ---------

         Cash paid...............................    $22,033,793       $1,949,595       $120,374
                                                     ===========       ==========       ========
         Increase in property and equipment
               and long-term debt, primarily
               capitalized leases.......            $    812,596       $7,370,322      $  55,926
                                                    ============       ==========      =========
         Refinancing of capitilized leases
               and mortgages on buildings
              and land......................        $  4,338,650      $      --        $    --
                                                    ============      ===========      =========
         Reclassification of Put Warrants
               Liability to additional paid-in
               capital......................         $20,383,621      $      --        $     --
                                                     ===========      ===========      =========
         Shareholders' contribution to
               additional paid-in capital in
               connection with the Reorganization   $  4,300,000      $      --        $     --
                                                    ============      ===========      =========
         "Discontinuance of consolidation of
               (Illegible) building and related
               mortgage debt"...............        $1,665,015        $       --       $     --
                                                    =============     ===========      =========

         Debt to shareholders for distributions     $        --       $   967,150      $     --
                                                    =============     ===========      =========


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13. UNAUDITED PRO FORMA DATA

         Pro forma net income includes adjustments made to historical net income for pro forma income taxes computed as if the Company had been fully subject to federal and applicable state income taxes. The Company calculates pro forma earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share".

         The pro forma weighted average shares outstanding (6,055,439 for the year ended December 31, 1997 and 5,785,218 for the years ended December 31, 1996 and 1995) used to calculate pro forma basic earnings per share includes (a) the 5,448,788 shares of common stock issued in connection with the Reorganization,
(b) for the periods prior to the Reorganization, the equivalent number of shares (46,211 for the year ended December 31, 1997 and 336,430 for the years ended December 31, 1996 and 1995) of common stock represented by the shares of common stock of the Initial Subsidiaries purchased from certain shareholders for cash and notes in the Reorganization (see Note 1) and (c) for the year ended December 31, 1997, 560,440 shares representing the pro-rata portion of 3,000,000 shares sold in the Company's October 1997 Offering.

         The pro forma weighted average shares outstanding (7,320,362 for the year ended December 31, 1997, 5,843,618 for the year ended December 31, 1996 and 5,785,218 for the year ended December 31, 1995) used to calculate pro forma diluted earnings per share includes the above items plus all outstanding options and warrants to purchase common stock calculated using the treasury stock method (1,264,923 for the year ended December 31, 1997 and 58,618 for the year ended December 31, 1996). However, options to purchase 104,680 shares of common stock with a weighted average exercise price of $15.00 per share which were outstanding at December 31, 1997 were not included in the calculation of pro forma diluted earnings per share because their effect would be antidilutive.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth the amounts of certain items in the Company's consolidated statements of income for the four quarters of 1997 and 1996:

                                                                                 1997
                                                --------------------------------------------------------------------
                                                                          QUARTER ENDED
                                                  MARCH 31           JUNE 30          SEPTEMBER 30       DECEMBER 31
                                                --------------------------------------------------------------------

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.........................              $85,374           $107,823           $121,976           $132,406
Gross profit.........................               11,135             16,224             19,052             19,895
Operating income.....................                  575              2,223              3,311              4,078
Pro forma  income (loss) before
  extraordinary item.................                1,233             (2,700)                93              1,789
Earnings (loss) per share (basic) before
  extraordinary item.................                  .22               (.50)               .02                .23
Earnings (loss) per share (diluted)
  before extraordinary item..........                  .20               (.39)               .01                .20
Pro forma net income (loss)..........                1,233             (2,700)                93           (11,595)

                                                                                 1996
                                                 --------------------------------------------------------------------
                                                                           QUARTER ENDED
                                                 MARCH 31            JUNE 30          SEPTEMBER 30      DECEMBER 31
                                                 --------------------------------------------------------------------

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues.........................              $51,169            $64,953            $77,680            $86,369
Gross profit.........................                6,690              9,062             10,982             11,335
Operating income.....................                  483              1,474              2,345              1,181
Pro forma income (loss) before
  extraordinary item.................                   71                598                447               (13)
Earnings per share (basic) before
  extraordinary item.................                  .01                .10                .08                .00
Earnings per share (diluted)
  before extraordinary item..........                  .01                .10                .08                .00
Pro forma net income (loss)..........                   71                598                447                (13)


         See Note 5 for an explanation of the extraordinary loss of $13,384,416 recorded by the Company in the fourth quarter of 1997. See Note 13 for an explanation of the adjustments made to arrive at pro forma net income.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         This item is not applicable.

PART III

         All of the information required by Part III is omitted from this report in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A ("the Definitive Proxy Statement") not later than 120 days after the end of the last financial year covered by this report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement.

PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following Financial Statements (with accompanying notes) have been included in Part II, Item 8 of this 10-K:
              Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995 Notes to Consolidated Financial Statements

         2.   The following schedules are filed herewith:

         Schedule
         Number        Schedule Description

           II Valuation and Qualifying Accounts - Years Ended December 31, 1997, 1996 and 1995.

     (B) No reports were filed on Form 8-K during the quarter ended December 31, 1997.

     (C) The following exhibits are filed herewith:

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

2.1      Amended and Restated Agreement Among Shareholders dated February 21,
         1997(1)
2.2 Articles of Share Exchange among OutSource International, Inc., Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. dated February 21, 1997(1)
3.1      Amended and Restated Articles of Incorporation of the Company(2)
3.2      Amended and Restated Bylaws of the Company(3)
4.3      Shareholder Protection Rights Agreement(3)
4.6 Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership(1)
4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(1)
4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(1)
9        Voting Trust Agreement among OutSource International, Inc., Richard J.
         Williams and Paul M. Burrell, as Trustees, and certain shareholders of Outsource International, Inc. dated as of February 21, 1997(1)
10.1 Securities Purchase Agreement among Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., OutSource International, Inc., Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. dated as of February 21, 1997(1)
10.2 Escrow Agreement Among State Street Bank and Trust Company of Connecticut, N.A., certain shareholders of OutSource International, Inc., and OutSource International, Inc. dated as of February 21, 1997(1)
                                       58

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.3 Registration Rights Agreement among OutSource International, Inc., Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., and shareholders of OutSource International, Inc. dated as of February 21, 1997(1)
10.4 Agreement among Shareholders and Investors in OutSource International, Inc. dated as of February 21, 1997(1)
10.5 Asset Purchase Agreement among Pay-Ray, Inc., Tri-Temps, Inc., Employees Unlimited, Inc. and OutSource International, Inc. dated as of April 1, 1996, as amended on February 21, 1997(1)
10.6 Asset Purchase Agreement among CST Services, Inc., Claire Schmidt and OutSource International, Inc. dated as of May 6, 1996(1)
10.7 Asset Purchase Agreement among Standby Personnel of Colorado Springs, Inc., Adrian Walker and OutSource International, Inc. dated as of February 24, 1997(1)
10.8 Asset Purchase Agreement between Staff Management Services, Inc. and OutSource International, Inc. dated as of March 3, 1997(1)
10.9 Asset Purchase Agreement between Superior Temporaries, Inc. and OutSource International, Inc. dated as of March 3, 1997(1)
10.10 Asset Purchase Agreement among Stand-By, Inc., Carlene Walker and OutSource International of America, Inc. dated as of March 31, 1997(1)
10.11 Employment Agreement between Paul M. Burrell and the Company dated as of February 21, 1997(1)*
10.12 Employment Agreement between Robert A. Lefcort and the Company dated as of March 3, 1997(1)*
10.13 Employment Agreement between Robert E. Tomlinson and the Company dated as of March 3, 1997(1)*
10.14 Employment Agreement between James E. Money and the Company dated as of March 3, 1997(1)
10.15 Employment Agreement between Robert J. Mitchell and the Company dated as of March 3, 1997(1)
10.16 Employment Agreement between Benjamin J. Cueto and the Company dated as of September 2, 1997*
10.18 Stock Option Plan, As Amended and Restated Effective February 1, 1997 and as Amended Effective September 2, 1997*
10.19    Second Amended and Restated Credit Agreement dated as of November 26,
         1997
10.20 OI Pledge Agreement made by OutSource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.21 OI Security Agreement made by OutSource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.22 Subsidiary Security Agreement made by Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.23 Subsidiary Guarantee by Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.24 Trademark Security Agreement made by OutSource International, Inc. and OutSource Franchising, Inc. in favor of Bank of Boston Connecticut dated as of February 21, 1997(1)
10.33 Form of Accumulated Adjustments Account Promissory Note dated February 20, 1997 issued by Capital Staffing Fund, Inc., OutSource Franchising, Inc. and OutSource International of America, Inc. to the following shareholders of the Company and Schedule of Allocation of AAA Distribution to such shareholders: Lawrence H. Schubert Revocable Trust; Robert A. Lefcort Irrevocable Trust; Nadya I. Schubert Revocable Trust; Louis J. Morelli S Stock Trust; Margaret Ann Janisch S Stock Trust; Matthew Schubert OutSource Trust; Jason Schubert OutSource Trust; Alan E. Schubert; Louis A. Morelli; Louis J. Morelli; Raymond S. Morelli; Matthew B. Schubert; Mindi Wagner; Margaret Morelli Janisch; Robert A. Lefcort; and Paul M. Burrell(1)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.34 Workers' Compensation and Employees Liability Insurance Policy from January 1, 1997 to January 1, 1998 Policy Period(1)
10.35 Standby Letter of Credit issued by The First National Bank of Boston in favor of National Union Fire Insurance Company(1)
10.36 Form of Standard Franchise Agreement(1) 10.37 Form of Standard PEO Services Agreement(1) 21 Subsidiaries of the Company 27 Financial Data Schedule
21       Subsidiaries of the Company
27.1     Financial Data Schedule
27.2     Financial Data Schedule
------------------------

*       Compensatory plan or arrangement.
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997
(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997
(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                    OUTSOURCE INTERNATIONAL, INC.

                                    By:  /s/  PAUL M. BURRELL
                                       -------------------------------
                                        Paul M. Burrell
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

                                    Date:  March 30, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                           TITLE                             DATE
              ---------                           -----                             ----
/s/  PAUL M. BURRELL                   President, Chief Executive              March 30, 1998
------------------------------------   Officer and Chairman of the Board
     Paul M. Burrell                   of Directors
                                       (Principal Executive Officer)

/s/  ROBERT E. TOMLINSON               Chief Financial Officer,                March 30, 1998
------------------------------------   Treasurer and Director
     Robert E. Tomlinson               (Principal Financial
                                       and Accounting Officer)

/s/  ROBERT A. LEFCORT                 Executive Vice President,               March 30, 1998
------------------------------------   Secretary and Director
     Robert A. Lefcort

                                       Director                                March __, 1998
------------------------------------
     Richard J. Williams

/s/  SAMUEL H. SCHWARTZ                Director                                March 30, 1998
------------------------------------
     Samuel Schwartz

/s/  DAVID S. HERSHBERG                Director                                March 30, 1998
------------------------------------
     David S. Hershberg


                                   SCHEDULE II

                  OUTSOURCE INTERNATIONAL, INC. AND AFFILIATES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                          CHARGED TO                    CREDITS
                                        BALANCE,          COSTS AND                    ISSUED AND            BALANCE
  DESCRIPTION                       JANUARY 1, 1997        EXPENSES       OTHER       CHARGE OFFS       DECEMBER 31, 1997
  -----------                      ----------------       ---------      ------      ------------      ------------------

  Allowance for doubtful
    accounts and credit memos.....        $978,250       $3,123,861      $   -      $(2,462,344)           $ 1,639,767


                                                          CHARGED TO                    CREDITS
                                        BALANCE,          COSTS AND                    ISSUED AND            BALANCE
  DESCRIPTION                       JANUARY 1, 1996        EXPENSES       OTHER       CHARGE OFFS       DECEMBER 31, 1996
  -----------                      ----------------       ---------      ------      ------------      ------------------

  Allowance for doubtful
    accounts and credit memos.....        $375,243       $1,442,370      $   -     $   (839,363)           $   978,250

                                                          CHARGED TO                    CREDITS
                                        BALANCE,          COSTS AND                    ISSUED AND            BALANCE
  DESCRIPTION                       JANUARY 1, 1995        EXPENSES       OTHER       CHARGE OFFS       DECEMBER 31, 1995
  -----------                      ----------------       ---------      ------      ------------      ------------------

  Allowance for doubtful
    accounts and credit memos.....        $123,836      $   867,953      $   -     $   (616,546)           $   375,243

              The amounts shown above include credits issued and charge offs for uncollectible amounts as well as customer credits issued for early payment discounts, pricing adjustments, customer service concessions, billing corrections, and other matters.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.16 Employment Agreement between Benjamin J. Cueto and the Company dated as of September 2, 1997
10.18 Stock Option Plan, As Amended and Restated Effective February 1, 1997 and as Amended Effective September 2, 1997
10.19 Second Amended and Restated Credit Agreement dated as of November 26, 1997 21 Subsidiaries of the Company 27 Financial Data Schedule
21       Subsidiaries of the Company
27.1     Financial Data Schedule
27.2     Financial Data Schedule