Form 10-K/A
period 1997-12-31
OUTSOURCE INTERNATIONAL INC
filed 1998-04-02
CIK 1013316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A

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

         The Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated by reference in Part III.

         This is an amendment to Form 10-K previously filed with the Securities and Exchange Commission on March 31, 1998, which amendment is being filed solely to correct typographical errors that occurred during the conversion of the Registrant's internally printed Form 10-K to the EDGAR format by a third party subcontractor. The corrections are on pages 3, 21, 22, 23, 29, 30, 32 and 55, although the entire document (excluding exhibits) is being refiled for ease of use.

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

         The Company's objective is to become the leading provider of flexible industrial staffing and PEO services in select geographic regions. To achieve this objective, the Company's strategy is to (i) provide a comprehensive package of single-source human resources services, (ii) continue to focus on under-served markets which provide high growth opportunities, (iii) geographically cluster offices to achieve regional market leadership, (iv) increase market penetration through a multi-faceted growth strategy of internal growth, acquisitions, franchising and strategic alliances, (v) continue to maximize operating efficiencies through integrated technology and back office support and, ultimately, (vi) to become the

"Guardian Employer", whereby the Company will represent a critical mass of jobs within a defined geographic area enabling it to commit to permanent employment, over time, for its flexible industrial staffing and PEO employees.

COMPANY SERVICES

The Company offers its clients a full array of staffing services through its Tandem and Synadyne divisions. Tandem focuses on meeting its clients' flexible industrial staffing needs, targeting opportunities in that fragmented, rapidly growing market which has to date been under-served by large full service staffing companies. Significant benefits of Tandem's service include the client's ability to outsource the recruiting as well as many logistical aspects of meeting its flexible industrial staffing needs, as well as the benefits of converting the fixed cost of employees to the variable cost of outsourced services. Synadyne focuses on providing professional employer organization services to small and medium sized businesses (those with less than 500 employees), which achieves cost savings arising from the economies of scale associated with this outsourcing of human resource administration.

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

         Gross profit from the Company's PEO services increased $4.7 million to $8.0 million in 1997 from $3.3 million in 1995, or a compound annual growth rate of 56.1%. However, because of the lower gross profit percentage from PEO as compared to flexible industrial staffing, as well as the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total gross profit, to 12.1% in 1997 from 14.2% in 1996.

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

         During the year ended December 31, 1997, cash used in operations was approximately $10.9 million, compared with $1.3 million in 1996. Cash used in investing activities during the year ended December 31, 1997 was approximately $24.7 million, primarily expenditures of $21.9 million for acquisitions (primarily intangible assets), compared with $4.8 million in 1996 (which included expenditures of $1.9 million for acquisitions). Cash provided by financing activities during the year ended December 31, 1997 was approximately $37.2 million, including $40.3 million net proceeds from the Offering and $23.9 million from borrowings under the Revolving Facility, substantially offset by payments of $16.1 million for shareholder distributions and other amounts in connection with the Reorganization and $7.8 million of repayments of long-term debt (net of note repayments from related parties). Cash provided by financing activities during the year ended December 31, 1996 was approximately $4.6 million, primarily $3.6 million from borrowings under a bank line of credit.

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

         The Company believes that funds provided by operations, borrowings under the Revolving Facility and current cash balances will be sufficient to meet its presently anticipated needs for working capital and capital expenditures, not including acquisitions for the next twelve months. Depending on the amount and timing of future acquisitions and their financial structure, the Company also believes that sufficient liquidity for such acquisitions as well as its long-term operating requirements will be provided by funds from operations, expanded or new borrowing facilities, issuance of common stock and/or additional debt or equity offerings. However, the ability of the Company to make acquisitions consistent with the recent historical rate is subject to the Company's ability to successfully negotiate more flexible leverage and collateral covenants than those presently contained in the Revolving Facility and/or the Company's ability to finance future acquisitions by issuance of its Common Stock rather than the debt financing primarily used by the Company for previous acquisitions.

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

 SEASONALITY

         The Company's quarterly results of operations reflect the seasonality of higher customer demand for flexible industrial staffing services in the last two quarters of the year, as compared to the first two quarters. Even though there is a seasonal reduction of flexible industrial staffing revenues in the first quarter of a year as compared to the fourth quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses since that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as flexible industrial staffing revenues. However, the net income contribution of PEO revenues, expressed as a percentage of sales, is significantly lower than for flexible industrial staffing revenues. As a result of the above factors, the Company traditionally experiences operating income in the first quarter of a year that is significantly less than (i) the fourth quarter of the preceding year and (ii) the subsequent three quarters of the same year. See Note 14 to the Company's Consolidated Financial Statements.

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


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                               1997                1996               1995
                                                          --------------       -------------      -------------

Net revenues.....................................           $447,579,152        $280,171,104       $149,825,165
Cost of revenues.................................            381,273,162         242,102,390        126,270,322
                                                          --------------       -------------      -------------
Gross profit.....................................             66,305,990          38,068,714         23,554,843
                                                          --------------       -------------      -------------
Selling, general and administrative expenses:
     Shareholders' compensation..................                292,001           2,321,201          2,370,350
     Amortization of intangible assets...........              1,852,518             423,550             40,565
     Other selling, general and administrative...             53,752,256          29,840,722         17,687,765
                                                          --------------       -------------       ------------
       Total selling, general and
         administrative expenses.................             55,896,775          32,585,743         20,098,680
                                                          --------------       -------------       ------------
Operating income.................................             10,409,215           5,483,241          3,456,163
                                                          --------------       -------------       ------------
Other expense (income):
    Interest expense (net).......................              7,876,853           2,175,849          1,258,739
    Put warrants valuation adjustment............              1,841,625                --               --
    Other expense (income).......................               (20,539)                --              (10,995)
    Other charges................................                   --             1,447,555             --
                                                          --------------       -------------       ------------
      Total other expense (income)...............              9,697,939           3,623,404          1,247,744
                                                          --------------       -------------       ------------
Income before provision (benefit) for
    income taxes and extraordinary item..........                711,276           1,859,837          2,208,419
Provision (benefit) for income taxes.............                (69,083)                                 --
                                                          --------------        ------------       ------------
Income before extraordinary item.................                780,359           1,859,837          2,208,419
Extraordinary item - loss on early retirement
    of debt, net of income tax benefit (Note 5)..            (13,384,416)               --               --
                                                          ---------------      -------------       ------------
Net income (loss)................................           $(12,604,057)      $   1,859,837       $  2,208,419
                                                          ==============        ============      ============

UNAUDITED PRO FORMA DATA:
Income before provision (benefit) for
    income taxes and extraordinary item..........         $      711,276         $ 1,859,837       $  2,208,419
Provision for income taxes.......................                296,000             757,000            859,000
                                                          --------------        ------------       ------------
Income before extraordinary item.................                415,276           1,102,837          1,349,419
Extraordinary item, net of income tax benefit....            (13,384,416)              --                 --
                                                          ---------------       ------------       ------------
Net income (loss)................................           $(12,969,140)        $ 1,102,837        $ 1,349,419
                                                          ==============        ============       ============
Weighted average common shares outstanding:
    Basic........................................              6,055,439           5,785,218          5,785,218
                                                          ==============        ============      =============
    Diluted......................................              7,320,362           5,843,618          5,785,218
                                                          ==============        ============      ============
Earnings (loss) per share:
    Basic
        Income before extraordinary item.........         $         0.07       $        0.19               0.23
        Extraordinary item, net of
          income tax benefit.....................                  (2.21)               --                 --
                                                          --------------       -------------       ------------
        Net income (loss)........................         $        (2.14)      $        0.19              $0.23
                                                          ==============       =============       ============
    Diluted
        Income before extraordinary item.........         $         0.06       $        0.19       $      0.23
        Extraordinary item, net of
          income tax benefit.....................                  (1.83)               --                --
                                                         ----------------      ------------        ------------
        Net income (loss)........................        $         (1.77)      $       0.19       $       0.23
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


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                             1997             1996           1995
                                                                         -------------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................   $(12,604,057)   $  1,859,837    $ 2,208,419
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .....................................      4,179,224       1,592,166        765,580
   Amortization of debt discount and issuance costs ..................        937,878            --             --
   Put warrants valuation adjustment .................................      1,841,625            --             --
   Loss on early retirement of debt ..................................     20,031,515            --             --
   Deferred income tax provision (benefit) ...........................     (6,716,182)           --             --
   Gain (loss) on disposal of property and equipment..................        (18,711)         23,032           --
    Changes in assets and liabilities:
        (Increase) decrease in:
            Trade accounts receivable ................................    (20,947,960)    (11,353,115)    (7,292,532)
            Prepaid expenses and other current assets ................       (378,645)         94,297       (301,784)
            Other assets .............................................     (1,404,867)       (112,674)       153,093
        Increase (decrease) in:
            Accounts payable .........................................       (519,198)        315,061        644,458
            Accrued expenses:
                Payroll ..............................................      1,168,572       2,234,500      1,311,169
                Payroll taxes ........................................          1,592      (1,224,960)     2,757,651
                Workers' compensation and insurance ..................      3,622,162       3,608,345      1,628,127
                Other ................................................        462,566         778,335        618,304
            Other current liabilities ................................       (508,603)        905,105        294,644
                                                                          -----------     ------------    -----------
                Net cash provided by (used in) operating activities ..    (10,853,089)     (1,280,071)     2,787,129
                                                                          -----------     ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding (advances) repayments to franchises, net .....................      1,045,689        (805,124)      (651,700)
Property and equipment expenditures ..................................     (4,104,980)     (2,128,826)    (1,283,975)
Expenditures for acquisitions ........................................    (21,947,956)     (1,949,595)      (120,374)
Proceeds from disposal of property and equipment .....................        262,700          50,093         30,318
                                                                          -----------     ------------    -----------

         Net cash used in investing activities .......................    (24,744,547)     (4,833,452)    (2,025,731)
                                                                          -----------     ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in excess of outstanding checks over
    bank balance, included in accounts payable .......................       (658,620)        278,106        956,171
Net proceeds from line of credit and
    revolving credit facility ........................................     23,911,493       3,620,180      1,641,660
Related party borrowings (repayments) ................................     (1,987,554)        576,503       (475,172)
Proceeds of senior notes and put warrants, net of
    issuance costs ...................................................     22,614,984            --             --
Repayment of senior notes ............................................    (25,000,000)           --             --
Proceeds of other long-term debt .....................................           --         1,500,000        510,000
Repayment of other long-term debt ....................................     (5,845,071)     (1,327,875)      (647,704)
Proceeds from sale of common stock, net of offering costs ............     40,304,688            --             --
Distributions and other payments in connection with the Reorganization    (16,101,600)           --             --
Distributions paid to shareholders ...................................           --              --      (1,307,223)
                                                                         -----------     ------------    -----------

                  Net cash provided by financing activities ..........     37,238,320       4,646,914        677,732
                                                                         -----------     ------------    -----------
Net increase (decrease) in cash ......................................      1,640,684      (1,466,609)     1,439,130
Cash, beginning of period ............................................         44,790       1,511,399         72,269
                                                                         -----------     ------------    -----------
Cash, end of period ..................................................   $  1,685,474    $     44,790    $ 1,511,399
                                                                         ===========     ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid ........................................................   $  7,090,797    $  1,841,624    $   976,295
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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

         The consolidated statements of cash flows do not include the following noncash investing and financing activities:

                                                               YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1997             1996             1995
                                                         ----             ----             ----
         Acquisitions:
             Tangible and intangible assets
               acquired..........................    $25,650,688       $8,497,841       $248,666
             Liabilities assumed.................       (186,319)        (146,991)        (4,885)
             Debt issued.........................     (3,516,413)      (6,401,255)      (123,407)
                                                      ----------       ----------      ---------

         Cash paid...............................    $21,947,956       $1,949,595       $120,374
                                                     ===========       ==========       ========
         Increase in property and equipment
               and long-term debt, primarily
               capitalized leases.......            $    812,596       $7,370,322      $  55,926
                                                    ============       ==========      =========
         Refinancing of capitalized leases
               and mortgages on buildings
              and land......................        $  4,338,650      $      --        $    --
                                                    ============      ===========      =========
         Reclassification of Put Warrants
               Liability to additional paid-in
               capital......................        $ 20,383,621      $      --        $     --
                                                     ===========      ===========      =========
         Shareholders' contribution to
               additional paid-in capital in
               connection with the Reorganization   $  4,300,000      $      --        $     --
                                                    ============      ===========      =========
         Discontinuance of consolidation of
               SMSB-owned building and related
               mortgage debt................        $  1,665,015      $       --       $     --
                                                    =============     ===========      =========

         Debt to shareholders for distributions     $        --       $   967,150      $     --
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

     (C) The following exhibits are filed herewith:

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

2.1      Amended and Restated Agreement Among Shareholders dated February 21,
         1997(1)
2.2 Articles of Share Exchange among OutSource International, Inc., Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. dated February 21, 1997(1)
3.1      Amended and Restated Articles of Incorporation of the Company(2)
3.2      Amended and Restated Bylaws of the Company(3)
4.3      Shareholder Protection Rights Agreement(3)
4.6 Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership(1)
4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(1)
4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(1)
9        Voting Trust Agreement among OutSource International, Inc., Richard J.
         Williams and Paul M. Burrell, as Trustees, and certain shareholders of Outsource International, Inc. dated as of February 21, 1997(1)
10.1 Securities Purchase Agreement among Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., OutSource International, Inc., Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. dated as of February 21, 1997(1)
10.2 Escrow Agreement Among State Street Bank and Trust Company of Connecticut, N.A., certain shareholders of OutSource International, Inc., and OutSource International, Inc. dated as of February 21, 1997(1)
                                       58

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.3 Registration Rights Agreement among OutSource International, Inc., Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., and shareholders of OutSource International, Inc. dated as of February 21, 1997(1)
10.4 Agreement among Shareholders and Investors in OutSource International, Inc. dated as of February 21, 1997(1)
10.5 Asset Purchase Agreement among Pay-Ray, Inc., Tri-Temps, Inc., Employees Unlimited, Inc. and OutSource International, Inc. dated as of April 1, 1996, as amended on February 21, 1997(1)
10.6 Asset Purchase Agreement among CST Services, Inc., Claire Schmidt and OutSource International, Inc. dated as of May 6, 1996(1)
10.7 Asset Purchase Agreement among Standby Personnel of Colorado Springs, Inc., Adrian Walker and OutSource International, Inc. dated as of February 24, 1997(1)
10.8 Asset Purchase Agreement between Staff Management Services, Inc. and OutSource International, Inc. dated as of March 3, 1997(1)
10.9 Asset Purchase Agreement between Superior Temporaries, Inc. and OutSource International, Inc. dated as of March 3, 1997(1)
10.10 Asset Purchase Agreement among Stand-By, Inc., Carlene Walker and OutSource International of America, Inc. dated as of March 31, 1997(1)
10.11 Employment Agreement between Paul M. Burrell and the Company dated as of February 21, 1997(1)*
10.12 Employment Agreement between Robert A. Lefcort and the Company dated as of March 3, 1997(1)*
10.13 Employment Agreement between Robert E. Tomlinson and the Company dated as of March 3, 1997(1)*
10.14 Employment Agreement between James E. Money and the Company dated as of March 3, 1997(1)*
10.15 Employment Agreement between Robert J. Mitchell and the Company dated as of March 3, 1997(1)*
10.16 Employment Agreement between Benjamin J. Cueto and the Company dated as of September 2, 1997(4)*
10.18 Stock Option Plan, As Amended and Restated Effective February 1, 1997 and as Amended Effective September 2, 1997(4)*
10.19 Second Amended and Restated Credit Agreement dated as of November 26, 1997(4)
10.20 OI Pledge Agreement made by OutSource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.21 OI Security Agreement made by OutSource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.22 Subsidiary Security Agreement made by Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.23 Subsidiary Guarantee by Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.24 Trademark Security Agreement made by OutSource International, Inc. and OutSource Franchising, Inc. in favor of Bank of Boston Connecticut dated as of February 21, 1997(1)
10.33 Form of Accumulated Adjustments Account Promissory Note dated February 20, 1997 issued by Capital Staffing Fund, Inc., OutSource Franchising, Inc. and OutSource International of America, Inc. to the following shareholders of the Company and Schedule of Allocation of AAA Distribution to such shareholders: Lawrence H. Schubert Revocable Trust; Robert A. Lefcort Irrevocable Trust; Nadya I. Schubert Revocable Trust; Louis J. Morelli S Stock Trust; Margaret Ann Janisch S Stock Trust; Matthew Schubert OutSource Trust; Jason Schubert OutSource Trust; Alan E. Schubert; Louis A. Morelli; Louis J. Morelli; Raymond S. Morelli; Matthew B. Schubert; Mindi Wagner; Margaret Morelli Janisch; Robert A. Lefcort; and Paul M. Burrell(1)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.34 Workers' Compensation and Employees Liability Insurance Policy from January 1, 1997 to January 1, 1998 Policy Period(1)
10.35 Standby Letter of Credit issued by The First National Bank of Boston in favor of National Union Fire Insurance Company(1)
10.36    Form of Standard Franchise Agreement(1)
10.37    Form of Standard PEO Services Agreement(1)
21       Subsidiaries of the Company(4)
27.1     Financial Data Schedule(4)
27.2     Financial Data Schedule(4)
------------------------

*        Compensatory plan or arrangement.
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997
(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997
(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997
(4) Incorporated by reference to the Exhibits to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.

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

                                    Date:  April 1, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                           TITLE                             DATE
              ---------                           -----                             ----
/s/  PAUL M. BURRELL                   President, Chief Executive              April 1, 1998
------------------------------------   Officer and Chairman of the Board
     Paul M. Burrell                   of Directors
                                       (Principal Executive Officer)

/s/  ROBERT E. TOMLINSON               Chief Financial Officer,                April 1, 1998
------------------------------------   Treasurer and Director
     Robert E. Tomlinson               (Principal Financial
                                       and Accounting Officer)

/s/  ROBERT A. LEFCORT                 Executive Vice President,               April 1, 1998
------------------------------------   Secretary and Director
     Robert A. Lefcort

                                       Director
------------------------------------
     Richard J. Williams

/s/  SAMUEL H. SCHWARTZ                Director                                April 1, 1998
------------------------------------
     Samuel Schwartz

/s/  DAVID S. HERSHBERG                Director                                April 1, 1998
------------------------------------
     David S. Hershberg


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