Form 10-Q
period 1998-03-31
OUTSOURCE INTERNATIONAL INC
filed 1998-05-15
CIK 1013316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________________ to

                        Commission file number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           FLORIDA                                              65-0675628
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

         1144 EAST NEWPORT CENTER DRIVE, DEERFIELD BEACH, FLORIDA 33442
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:   (954) 418-6200

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                             OUTSTANDING AT MAY 12, 1998
                  -----                             ---------------------------
Common Stock, par value $.001 per share                     8,657,913


                          OUTSOURCE INTERNATIONAL, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                              ----

Item 1 - Financial Statements

                  Consolidated Balance Sheets as of March 31, 1998 and

                  December 31, 1997.......................................................................       2

                  Consolidated Statements of Income for the three months

                  ended March 31, 1998 and 1997...........................................................       3

                  Consolidated Statements of Shareholders' Equity (Deficit) for

                  the three months ended March 31, 1998 and 1997 .........................................       4

                  Consolidated Statements of Cash Flows for the three months

                  ended March 31, 1998 and 1997...........................................................       5

                  Notes to Consolidated Financial Statements..............................................       6

Item 2 - Management's Discussion and Analysis of Financial

          Condition and Results of Operations.............................................................      12


                                                PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................................................      21
Item 2 - Changes in Securities and Use of Proceeds........................................................      21
Item 6 - Exhibits and Reports on Form 8-K.................................................................      21
Signatures................................................................................................      23


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                 MARCH 31,                  DECEMBER 31,
                                                                                   1998                         1997
                                                                               ------------                ------------
ASSETS

CURRENT ASSETS:
Cash....................................................................      $     2,835,992            $   1,685,474
Trade accounts receivable, net of allowance for doubtful accounts of
     $1,698,632 and $1,639,767..........................................           49,169,403               47,297,608
Funding advances to franchises..........................................            1,231,052                2,186,150
Deferred income taxes and other current assets..........................            6,115,481                5,909,960
                                                                                 ------------             ------------
     Total current assets...............................................           59,351,928               57,079,192
PROPERTY AND EQUIPMENT, net.............................................           15,833,449               14,953,118
GOODWILL AND OTHER INTANGIBLE ASSETS, net...............................           54,919,854               30,426,731
OTHER ASSETS............................................................            3,927,672                3,283,817
                                                                                 ------------             ------------
     Total assets.......................................................         $134,032,903             $105,742,858
                                                                                 ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable........................................................      $     2,704,235            $   1,498,275
Accrued expenses:
     Payroll............................................................            7,552,247                5,382,295
     Payroll taxes......................................................            2,182,035                2,181,722
     Workers' compensation and insurance................................           10,232,938                9,086,007
     Other..............................................................            1,238,172                1,863,666
Other current liabilities...............................................            2,190,771                  907,975
Current maturities of long-term debt to related parties.................              513,333                  100,000
Current maturities of other long-term debt..............................            3,345,752                2,408,060
                                                                                 ------------             ------------
     Total current liabilities..........................................           29,959,483               23,428,000
NON-CURRENT LIABILITIES:
Revolving credit facility...............................................           48,320,529               33,800,000
Long-term debt to related parties, less current maturities..............            1,154,713                       --
Other long-term debt, less current maturities...........................           12,372,145                7,736,981
                                                                                 ------------             ------------
     Total liabilities..................................................           91,806,870               64,964,981
                                                                                 ------------             ------------

COMMITMENTS AND CONTINGENCIES (NOTE  4)

SHAREHOLDERS' EQUITY:

Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued...............................................................

Common stock, $.001 par value; 100,000,000 shares authorized;
   8,506,597 and 8,448,788 issued and outstanding at March 31, 1998
   and December 31, 1997................................................                8,507                    8,449
Additional paid-in capital .............................................           53,975,930               53,200,988
Retained earnings (deficit).............................................          (11,758,404)             (12,431,560)
                                                                                 ------------             ------------

     Total shareholders' equity.........................................           42,226,033               40,777,877
                                                                                 ------------             ------------

     Total liabilities and shareholders' equity.........................         $134,032,903             $105,742,858
                                                                                 ============             ============


                 See notes to consolidated financial statements.


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                               1998               1997
                                                                                               ----               ----
Net revenues..........................................................                   $120,986,387        $ 85,374,194
Cost of revenues......................................................                    102,948,247          74,239,209
                                                                                        -------------       -------------
Gross profit..........................................................                     18,038,140          11,134,985
                                                                                        -------------       -------------
Selling, general and administrative expenses:
     Shareholders' compensation.......................................                             --             292,001
     Amortization of intangible assets................................                        745,314             330,106
     Other selling, general and administrative........................                     15,375,917           9,937,427
                                                                                        -------------       -------------
     Total selling, general and
         administrative expenses......................................                     16,121,231          10,559,534
                                                                                        -------------       -------------
Operating income......................................................                      1,916,909             575,451
                                                                                        -------------       -------------
Other expense (income):
    Interest expense (net)............................................                      1,079,518           1,326,830
    Put warrants valuation adjustment.................................                             --          (1,883,282)
    Other expense (income)............................................                         (5,526)            (68,549)
                                                                                        -------------       -------------
    Total other expense (income)......................................                      1,073,992            (625,001)
                                                                                        -------------       -------------
Income  before provision (benefit) for
    income taxes......................................................                        842,917           1,200,452
Provision (benefit) for income taxes..................................                        169,761            (406,209)
                                                                                        -------------       -------------

Net income............................................................                  $     673,156       $   1,606,661
                                                                                        =============       =============
PRO FORMA DATA:
Income  before provision (benefit)
    for income taxes..................................................                  $     842,917       $   1,200,452
Provision (benefit) for income taxes..................................                        169,761             (33,000)
                                                                                        -------------       -------------
Net income............................................................                  $     673,156       $   1,233,452
                                                                                        =============       =============
Weighted average common shares:
    Basic.............................................................                      8,486,685           5,639,431
                                                                                        =============       =============
    Diluted...........................................................                     10,025,379           6,277,718
                                                                                        =============       =============
Earnings per share:
    Basic.............................................................                  $        0.08       $        0.22
                                                                                        =============       =============
    Diluted...........................................................                  $        0.07       $        0.20
                                                                                        =============       =============

                 See notes to consolidated financial statements.


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                                                               ADDITIONAL        RETAINED
                                                                   COMMON       PAID-IN          EARNINGS
                                                                   STOCK        CAPITAL          (DEFICIT)           TOTAL
                                                                   -----        -------          ---------           -----
Balance, December 31, 1997.................................       $ 8,449     $53,200,988     $(12,431,560)      $40,777,877

Issuance of common stock...................................            58         774,942                            775,000

Net income.................................................                                         673,156          673,156
                                                                  -------     -----------      ------------      -----------

Balance, March 31, 1998 ...................................       $ 8,507     $53,975,930      $(11,758,404)     $42,226,033
                                                                  =======     ===========      ============      ===========

Balance, December 31, 1996 ................................       $ 5,785     $    95,315      $  4,394,125      $ 4,495,225

Net loss for the period from January 1, 1997
   through February 21, 1997 ..............................           -                -           (172,497)        (172,497)

Distributions and other payments in connection
   with the Reorganization.................................          (336)    (11,879,636)       (4,221,628)     (16,101,600)

Contribution of notes payable by shareholders..............           -         4,300,000               -          4,300,000

Net income for the period from February 22, 1997
   through March 31, 1997..................................           -               -           1,779,158        1,759,158
                                                                  -------     -----------      ------------      -----------
Balance, March 31, 1997....................................       $ 5,449     $(7,484,321)     $  1,779,158      $(5,699,714)
                                                                  =======     ===========      ============      ===========

                 See notes to consolidated financial statements.


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                             1998                   1997
                                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................                  $   673,156            $   1,606,661
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization......................................                    1,418,604                  784,684
   Put warrants valuation adjustment..................................                           --               (1,883,282)
   Deferred income taxes..............................................                      293,169                 (406,209)
   Loss on disposal of property
        and equipment.................................................                           --                    2,685
    Changes in assets and liabilities (excluding effects of acquisitions):
        (Increase) decrease in:
            Trade accounts receivable.................................                      520,294              (4,117,131)
            Prepaid expenses and other current assets.................                     (325,961)                 73,069
            Other assets..............................................                      199,486                (706,352)
        Increase (decrease) in:
            Accounts payable..........................................                      (62,611)               (725,815)
            Accrued expenses:
                Payroll...............................................                    1,922,952                  583,477
                Payroll taxes.........................................                     (200,210)                 912,290
                Workers' compensation and insurance...................                    1,067,931                  870,091
                Other.................................................                     (625,494)                 648,037
            Other current liabilities.................................                      480,913                  513,229
                                                                                   ----------------          ---------------
           Net cash provided by (used in) operating activities                            5,362,229               (1,844,566)
                                                                                   ----------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding (advances to) repayments from to franchises, net..............                      955,098                1,336,520
Property and equipment expenditures...................................                   (1,263,095)                (535,700)
Expenditures for acquisitions.........................................                  (18,168,557)             (20,560,000)
                                                                                   ----------------          ---------------
           Net cash used in investing activities                                        (18,476,554)             (19,759,180)
                                                                                   ----------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in excess of outstanding checks over
    bank balance, included in accounts payable........................                    1,229,334                 (494,685)
Net proceeds from line of credit and
    revolving credit facility.........................................                   14,520,529               14,760,630
Related party borrowings (repayments).................................                     (100,000)               2,075,789
Proceeds of senior notes and put warrants, net of
    issuance costs....................................................                           --               22,614,984
Repayment of long-term debt...........................................                   (1,385,020)              (2,955,958)
Payments in connection with the Reorganization                                                   --              (14,356,600)
                                                                                   ----------------          ---------------
           Net cash provided by financing activities                                     14,264,843               21,644,160
                                                                                   ----------------          ---------------
Net increase in cash..................................................                    1,150,518                   40,414
Cash, beginning of period.............................................                    1,685,474                   44,790
                                                                                   ----------------          ---------------
Cash, end of period...................................................             $      2,835,992          $        85,204
                                                                                   ================          ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.........................................................             $      1,266,825          $       905,479
                                                                                   ================          ===============

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The interim consolidated financial statements and the related information in these notes as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 2, 1998.

         In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 130 and SFAS No. 131 are effective for financial statements for periods beginning after December 15, 1997, although interim period application of SFAS No. 131 is not required. The Company has adopted SFAS No. 130 and the disclosures required by SFAS No. 130 are included in Note 6. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

NOTE 2. ACQUISITIONS

         During the first quarter of 1998, the Company purchased the franchise rights for six flexible staffing locations from Freuhling and Jackson, Inc., F.J.R. Enterprises, Inc., EJ Services, Inc. and EAZY Temporary, Inc., and converted these locations to Company-owned locations. The total purchase price was $5,531,050, with $3,365,525 paid at closing and notes issued for $2,165,525, payable over two years plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes). The amount due under one of these notes may increase or decrease by an amount not to exceed $250,000, based on the gross profit from the acquired locations for the year following the acquisition.

         During the first quarter of 1998, the Company purchased flexible staffing operations with 18 locations from Tempus, Inc. and Grafton, Inc. (none previously affiliated with the Company). The total purchase price was $4,835,000, with $3,335,000 paid at closing plus a $1,500,000 note payable over two years plus interest at 6.5% per annum (imputed at 8.75% for financial statement purposes). The amount due under the note may decrease by up to $300,000, based on the 1997 gross profit of the acquired locations. Immediately following the acquisition from Tempus, Inc., the Company sold four of the acquired locations to Cruel Dave Enterprises, LLC (a franchisee of the Company) for a $780,000 note, payable over five years plus interest at 8.0% per annum.

         During the first quarter of 1998, the Company purchased 100% of the common stock of Employment Consultants, Inc., X-Tra Help, Inc. and Co-Staff, Inc. (none previously affiliated with the Company), which were flexible staffing operations with four locations. The total purchase price (which includes $2,100,000 for net tangible assets) was $11,259,500, with $7,509,500 in cash and $775,000 in the Company's common stock (57,809 shares) delivered at closing. The remainder of the purchase price was satisfied with the issuance of notes totalling $2,975,000 and payable over two years plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes). However, one of the notes may increase without limit or decrease by up to $875,000 based on the gross profit from the acquired locations for the two years following the acquisition. In the event gross profit for those two years was equal to 1997 gross profit, the note would decrease by approximately $125,000. In the event gross profit increased by 25% in each of those two years as compared to the prior year, the note would increase by approximately $150,000.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 2. ACQUISITIONS (CONTINUED)

         Effective February 16, 1998, the Company purchased the franchise rights for four flexible staffing locations from LM Investors, Inc. and converted these locations to Company-owned locations. The shareholders of the franchises are shareholders of the Company but do not hold a controlling interest in the Company. The purchase price was $6,800,000, with $5,000,000 paid at closing plus a note for $1,700,000 bearing interest at 7.25% per annum (imputed at 8.75% for financial statement purposes) and payable quarterly over three years. The remaining $100,000 represents the Company's assumption of the seller's liabilities under certain employment contracts. In addition, the Company has agreed to concessions amounting to approximately $60,000 and agreements not to compete of up to six months (excluding acquisitions) in the event the sellers wish to buy out of their remaining franchise agreements (representing four flexible staffing locations) with the Company. See Note 4 regarding options for certain franchise territories granted in connection with this transaction.

         The above acquisitions have been accounted for as purchases. The results of operations of the acquired businesses are included in the Company's consolidated statements of income from the effective date of acquisition. The additional payments based on future gross profit of certain acquired businesses are not contingent on continuing employment of the sellers. Such additional amounts, if paid, will be recorded as additional purchase price.

         The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. The costs of the acquisitions in 1998 have been allocated on a preliminary basis while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed Although the allocation and amortization periods are subject to adjustment, the Company does not expect that such adjustments will have a material effect on its consolidated financial statements.

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

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------
                                                                              1998                1997
                                                                              ----                ----

              UNAUDITED PRO FORMA:
              Net revenues.......................................           $127,813,105         $108,451,165
              Operating income...................................              2,124,752            1,253,834
              Income before provision (benefit)for income taxes..                730,315              493,099
              Net income.........................................                565,288            1,102,684


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 2. ACQUISITIONS (CONTINUED)

         The following unaudited pro forma information, as adjusted, has been prepared on the same basis as the preceding data and also reflects the pro forma adjustment for income taxes and weighted average shares outstanding as discussed in Note 7, except that the number of weighted average shares has been increased by 57,809 basic shares and 376,262 diluted shares for the three months ended March 31, 1997 and 19,912 basic and diluted shares for the three months ended March 31, 1998, in order to reflect adjustments for (i) the calculation of proceeds from the exercise of warrants associated with certain debt utilized to finance the above acquisitions and (ii) the timing of the issuance of common stock in connection with the above acquisitions:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                              1998                  1997
                                                                              ----                  ----
     UNAUDITED PRO FORMA, AS ADJUSTED:
     Income before provision (benefit) for income taxes                 $      730,315        $       493,099
     Pro forma provision (benefit) for income taxes                            165,027               (236,376)
                                                                        --------------        ---------------
     Pro forma net income.........................................      $      565,288        $       729,475
                                                                        ==============        ===============
     Weighted average common shares outstanding:
         Basic....................................................           8,506,597              5,697,240
                                                                        ==============        ===============
         Diluted..................................................          10,045,291              6,653,980
                                                                        ==============        ===============
     Earnings per share:
         Basic....................................................        $       0.07        $          0.13
                                                                        ==============        ===============
         Diluted..................................................        $       0.06        $          0.11
                                                                        ==============        ===============

         Goodwill and other intangible assets consist of the following:

                                                                            AS OF                    AS OF
                                                                        MARCH 31, 1998         DECEMBER 31, 1997
                                                                   ----------------------      -----------------

     Goodwill....................................................         $47,390,918             $26,669,872
     Customer lists..............................................           8,325,285               4,672,178
     Covenants not to compete....................................           1,923,625               1,204,841
     Employee lists..............................................             341,980                 196,479
                                                                          -----------           -------------

     Goodwill and other intangible assets                                  57,981,808              32,743,370
     Less accumulated amortization...............................           3,061,954               2,316,639
                                                                          -----------            ------------

     Goodwill and other intangible assets, net                            $54,919,854             $30,426,731
                                                                          ===========            ============

         The acquisitions described below occurred subsequent to March 31, 1998, and are therefore not included in the unaudited pro forma data presented above.

         During the second quarter of 1998 the Company purchased the franchise rights for three flexible staffing locations from Deb-Lar, Inc. and BLM Enterprises, Inc., and converted these locations to Company-owned locations. The total purchase price was $1,204,904, with $700,000 paid at closing and a note issued for $504,904, payable over two years plus interest at 6.0% per annum.

         During the second quarter of 1998 the Company purchased flexible staffing operations with five locations from Pro Select, Inc., Ready Help, Inc., Mid-West Temps, Inc. and Resource Dimensions, Inc. (none previously affiliated with the Company). The total purchase price was $8,260,000, with $6,150,000 paid at closing plus notes issued for $2,110,000, payable over an eighteen month period plus interest at 6.0% per annum. The amount due under the notes may decrease by up to $200,000, based on the gross profit of the acquired locations for up to fourteen months after the acquisitions. In addition, the above purchase price may be increased by up to $1,146,800 ($946,800 of which was placed in escrow by the Company at closing) based on the gross profit of the acquired locations for up to fourteen months after the closing date.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 3. INCOME TAXES

      The Company's effective tax rate for the three months ended March 31, 1998 differed from the statutory federal rate of 35%, as follows:

Statutory rate applied to income before income taxes........  $295,021       35.0%
Increase (decrease) in income taxes resulting from:
  State income taxers, net of federal benefit...............    49,514        5.9
  Employment tax credits....................................  (203,593)     (24.2)
  Other.....................................................    28,819        3.5
                                                              --------       ----
  Total.....................................................  $169,761       20.2%
                                                              ========       ====

NOTE 4. COMMITMENTS AND CONTINGENCIES

         The Company is involved in litigation with regards to one of the service marks used in its operations. Although this matter is in very preliminary stages, the Company believes that an adverse decision in the case would not have a material adverse effect on its financial condition or results of operations.

         Pursuant to the terms of a now inactive 401(k) plan (containing previous contributions still managed by the Company), highly compensated employees were not eligible to participate. However, as a result of administrative errors, some highly compensated employees were permitted to make elective salary deferral contributions. The Company has sought IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). There will be a penalty payable by the Company, associated with a correction under the VCAP, although the Company believes this penalty will be insignificant.

         During the first quarter of 1998 and in connection with the Company's acquisition of certain franchise rights from LM Investors, Inc. (see Note 2), the Company granted one of the principals of the sellers (and a minority shareholder in the Company) the exclusive option to purchase franchise rights in five specifically identified geographic areas. These options expire at various times from 12 to 42 months after the February 1998 acquisition date.

         The Company believes that it has a contingent liability as an actual or implied guarantor of mortgages having an outstanding principal balance of approximately $1.6 million at March 31, 1998. These mortgages are secured by a building and land previously leased by the Company from SMSB Associates ("SMSB"), a Florida limited partnership comprised of company shareholders, including the Chief Executive Officer ("CEO") for use as the Company's national office and support center. SMSB has entered into a contract for the sale of this property to an unrelated third party for a price in excess of these outstanding mortgages, which SMSB will pay in full upon the closing of the sale.

         In February 1998, the Company entered into an interest rate collar agreement with BankBoston, N.A., which involves the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized over the life of the agreement as an adjustment to interest expense. The agreement is a five year notional $42.5 million interest rate collar, whereby the Company receives interest on that notional amount to the extent 30 day LIBOR exceeds 6.25% per annum, and pays interest on that amount to the extent 30 day LIBOR is less than 5.43% per annum. This derivative financial instrument is being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its revolving credit facility, and is not held or issued for trading purposes. The Company believes that unrealized gains or losses related to the instrument are immaterial.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 4. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         During April 1998, the Company entered into an employment agreement with its new Chief Financial Officer, in addition to the employment agreements already existing with the CEO and six other officers. Under the terms of those agreements, in the event that the Company terminates any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a multiple of the officer's annual base salary and bonus. In addition, all incentive stock options become immediately exercisable. Similar severance provisions apply if any of those officers is terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined.

         During January 1998, the Company granted options to purchase 259,646 shares of the Company's common stock, with an exercise price of $13.88 per share, equal to the public market price of the shares at the grant date. 92,448 of those options vested immediately upon grant. During March 1998, the Company granted options to purchase 84,270 shares of the Company's common stock, with exercise prices ranging from $18.88 to $21.00 per share, equal to the public market price of the shares at the grant date. During May 1998, the Company granted options to purchase 93,375 shares of the Company's common stock, with the exercise prices ranging from $19.50 to $20.13 per share, equal to the public market price of the shares at the grant date. All options vest over a four year period, unless otherwise indicated.

         Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). That distribution is subject to adjustment based upon the final determination of taxable income through February 21, 1997.

NOTE 5. SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

         The consolidated statements of cash flows do not include the following noncash investing and financing transactions, except for the net cash paid for acquisitions:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                               1998                      1997
                                                               ----                      ----
Acquisitions:
    Tangible and intangible assets
      acquired..............................                $28,937,122              $  24,242,375
    Liabilities assumed.....................                 (1,367,643)                   (54,455)
    Debt issued.............................                 (8,625,922)                (3,627,920)
    Common stock issued.....................                   (775,000)                        --
                                                            -----------              -------------

Net cash paid for acquisitions                              $18,168,557              $  20,560,000
                                                            ===========              =============
Debt to shareholders for distributions
    and amounts in connection with the
    Reorganization..........................                $        --              $   1,745,000
                                                            ===========              =============
Shareholders' contribution to
    additional paid-in capital in
    connection with the Reorganization                      $        --              $   4,300,000
                                                            ===========              =============

NOTE 6.  COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity during a period, except those resulting from investment by owners and distribution to owners. Comprehensive income totaled $673,156 and $1,606,661 for the three months ended March 31, 1998 and 1997, respectively, and consists solely of the Company's net income for the respective periods.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 7. PRO FORMA DATA

         Pro forma net income includes adjustments made to historical net income for pro forma income taxes computed as if the Company had been fully subject to federal and applicable state income taxes. The Company calculates pro forma earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share".

         The pro forma weighted average shares outstanding (8,486,685 for the three months ended March 31, 1998 and 5,639,431 for the three months ended March 31, 1997) used to calculate pro forma basic earnings per share includes (a) the 5,448,788 shares of common stock issued in connection with the Reorganization,
(b) for the periods prior to the Reorganization, the equivalent number of shares (-0- for the three months ended March 31, 1998 and 190,643 for the three months ended March 31, 1997) of common stock represented by the shares of common stock of nine companies purchased from certain shareholders for cash and notes in the Reorganization and (c) for the three months ended March 31, 1998, 3,000,000 shares sold by the Company in October 1997 and the weighted portion (37,897) of shares issued in connection with a February 1998 acquisition (see Note 2).

         The pro forma weighted average shares outstanding (10,025,379 for the three months ended March 31, 1998 and 6,277,718 for the three months ended March 31, 1997) used to calculate pro forma diluted earnings per share includes the above items plus all outstanding options and warrants to purchase common stock calculated using the treasury stock method (1,538,694 for the three months ended March 31, 1998 and 638,287 for the three months ended March 31, 1997).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a rapidly growing national provider of human resource services focusing on the flexible industrial staffing market through its Tandem division and on the professional employer organization ("PEO") market through its Synadyne division. To implement its strategies, the Company completed 32 acquisitions of industrial staffing companies from January 1, 1995 through May 14, 1998, with 84 offices and approximately $172.0 million in annual historical revenue, including 30 offices in 1997 (the "1997 Acquisitions") and 28 offices in 1998 (the "1998 Acquisitions"). See "-Acquisitions". During this period, the number of Company-owned flexible staffing and PEO offices increased from ten to 125, the number of metropolitan markets (measured by Metropolitan Statistical Areas, or MSAs) served by Company-owned locations increased from one to 45, and the Company implemented new information systems, further developed back office capabilities and invested in other infrastructure enhancements necessary to support its future growth.

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

RESULTS OF OPERATIONS

         Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management (the "Reorganization"). The historical operating results of the Company contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" also include the historical operating results of those acquired companies for the periods noted.

         The following tables set forth the amounts and percentage of net revenues of certain items in the Company's consolidated statements of income for the indicated periods.

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                           ------------------
                                                                                           1998            1997
                                                                                           ----            ----
                                                                                             (IN THOUSANDS)
Net revenues:
Flexible industrial staffing..............................................            $   60,632        $   32,463
PEO.......................................................................                57,313            49,991
Franchise royalties and other.............................................                 3,041             2,920
                                                                                      ----------        ----------
Total net revenues........................................................            $  120,986        $   85,374
                                                                                      ==========        ==========
Gross profit..............................................................            $   18,038        $   11,135
Selling, general and administrative expenses(1)                                           16,121            10,560
                                                                                      ----------        ----------
Operating income..........................................................                 1,917               575
Net interest and other expense (income) (1)                                                1,074              (625)
                                                                                      ----------        ----------
Income before provision (benefit) for
    income taxes..........................................................                   843             1,200
Pro forma income taxes (benefit)(1).......................................                   170              (406)
                                                                                      ----------        ----------
Pro forma net income (1)..................................................             $     673        $    1,606
                                                                                       =========        ==========
System Operating Data:
System Revenues(2)........................................................            $  140,060        $  110,714
                                                                                      ==========        ==========
Number of employees (end of period).......................................                29,800            24,300
                                                                                      ==========        ==========
Number of offices (end of period).........................................                   182               162
                                                                                      ==========        ==========

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    ------------------
                                                                                    1998          1997
                                                                                    ----          ----
Net revenues:
Flexible industrial staffing..............................................          50.1%         38.0%
PEO.......................................................................          47.4          58.6
Franchise royalties and other.............................................           2.5           3.4
                                                                                  ------       -------
Total net revenues........................................................         100.0%        100.0%
                                                                                  ======       =======
Gross profit..............................................................          14.9%         13.0%
Selling, general and administrative expenses (1)                                    13.3          12.3
                                                                                  ------       -------
Operating income..........................................................           1.6           0.7
Net interest and other expense (income) (1)                                          0.9          (0.7)
                                                                                  ------       -------
Income before provision (benefit) for

    income taxes..........................................................           0.7            1.4
Pro forma income taxes (benefit)(1).......................................           0.1          (0.5)
                                                                                  ------        -------
Pro forma net income (1)..................................................           0.6%           1.9%
                                                                                  ======        =======

(1) For the eight week period ended February 21, 1997, the Company elected to be treated as a subchapter S corporation and, accordingly, the Company's income was taxed at the shareholder level. In addition, during that period, the Company paid compensation to the Company's founding shareholders and to the Company's President, Chief Executive Officer, and Chairman of the Board, who is also a shareholder of the Company ("Shareholder Compensation"). All of the compensation for the founding shareholders and a portion of the compensation for the Company's President was discontinued after the Reorganization. The discontinued Shareholder Compensation was $262,000 for the three months ended March 31, 1997. During the three months ended March 31, 1997, the Company recorded non-operating income of approximately $1.9 million related to a put warrants valuation adjustment. The following table sets forth the amounts and the percentage of certain items in the Company's consolidated statements of income, with 1997 amounts and percentages adjusted for the above items as follows: (i) selling, general and administrative expenses excludes discontinued Shareholder Compensation; (ii) operating income excludes discontinued Shareholder Compensation and (iii) net income and earnings per share excludes discontinued Shareholder Compensation and the put warrants valuation adjustment and is calculated assuming the Company had been subject to federal and state income taxes and taxed as a C corporation during the period.

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      -------------------
                                                                                      1998           1997
                                                                                      ----           ----

                                                                        (IN THOUSANDS, EXCEPT FOR PERCENTAGES AND PER SHARE DATA)
Selling, general and administrative expenses, as adjusted..............             $16,121        $10,298
As a percentage of net revenues........................................                13.3%          12.1%

Operating income, as adjusted..........................................             $ 1,917        $  837
As a percentage of net revenues........................................                 1.6%          1.0%

Net income (loss), as adjusted.........................................             $   673        $  (271)
As a percentage of net revenues........................................                 0.6%          (0.3)%

Earnings (loss) per diluted share, as adjusted                                      $  0.07        $ (0.04)

EBITDA, as adjusted....................................................             $ 3,340        $ 1,676

         EBITDA is income before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA as adjusted excludes discontinued shareholder compensation and the put warrants valuation adjustment. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(2) System revenues represent the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following:

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ------------------------
                                                                                 1998                1997
                                                                                 ----                ----
                                                                                       (IN THOUSANDS)
Company's net revenues.............................................           $120,986           $  85,374
Less Company revenues from:
    Franchise royalties............................................             (7,065)             (8,957)
    Services to franchisees........................................             (1,095)             (1,286)
Add franchisees' net revenues......................................             27,235              35,583
                                                                              --------            --------

System revenues....................................................           $140,060            $110,714
                                                                              ========            ========

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         NET REVENUES. Net revenues increased $35.6 million, or 41.7%, to $121.0 million in the three months ended March 31, 1998 from $85.4 million in the three months ended March 31, 1997. This increase resulted from growth in flexible industrial staffing revenues in the three months ended March 31, 1998 compared to the three months ended March 31, 1997 of $28.2 million, or 86.8%, and PEO revenues growth of $7.3 million, or 14.6%. Flexible industrial staffing revenues increased due to (i) $18.1 million from the 1997 Acquisitions (which were primarily consummated in late February and March) and the 1998 Acquisitions and
(ii) internal growth of 31% from the comparable 1997 period, which resulted in an increase of $17.5 million in revenues due to development of existing Company-owned locations and an increase in the number of Company-owned offices. The Company-owned flexible industrial staffing offices increased to 108 locations as of March 31, 1998 from 70 locations as of March 31, 1997, with 28 of the 38 additional locations resulting from the 1998 Acquisitions. The increase in PEO revenues was primarily due to a broadening of the Company's PEO client base.

         System revenues increased $29.4 million, or 26.5%, to $140.1 million in the three months ended March 31, 1998 from $110.7 million in the three months ended March 31, 1997. The increase in system revenues was attributable to the $35.6 million increase in the Company's net revenues discussed above. System revenues include franchise revenues which are not earned by or available to the Company. A $4.5 million, or 21.9%, increase in revenues for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, of franchisees operating as of March 31, 1998 was offset by a $12.8 million decrease in franchise revenues during that period that primarily resulted from the Company's conversion of thirteen franchise locations to Company-owned locations during the first quarter of 1997, the Company's conversion of ten franchise locations to Company-owned locations during the first quarter of 1998 and the Company's termination of franchise agreements (in order to allow the Company's development of the related territories) related to another twenty-one locations in 1997, primarily during the second and third quarters. Buyouts are early terminations of franchise agreements allowed by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company receives an initial payment from the former franchise. The Company continues to receive payments from the former franchisees based on the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchisee or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total royalties reported by the Company.

         GROSS PROFIT. Gross profit increased $6.9 million, or 62.0%, to $18.0 million in the three months ended March 31, 1998, from $11.1 million in the three months ended March 31, 1997. Gross profit as a percentage of net revenues increased to 14.9% in the three months ended March 31, 1998 from 13.0% in the three months ended March 31, 1997. This increase was primarily due to the significantly higher growth rate for flexible industrial staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In the three months ended March 31, 1998, PEO net revenues generated gross profit margins of 4.0% as compared to gross profit margins of 23.2% generated by flexible industrial staffing revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.6 million, or 52.7%, to $16.1 million in the three months ended March 31, 1998 from $10.6 million in the three months ended March 31, 1997. This increase was primarily a result of operating costs associated with increased flexible industrial staffing volume at existing locations, the 1997 Acquisitions and the 1998 Acquisitions. Selling, general and administrative expenses, expressed as a percentage of gross profit, decreased to 89.4% for the first three months of 1998 from 94.8% for the comparable 1997 period. The Company attributes this decline to increased efficiency of its operations as well as improved leverage of its existing fixed costs over an increased revenue and gross profit base arising from internal growth as well as the 1997 and 1998 Acquisitions. As a percentage of net revenues, selling, general and administrative expenses increased to 13.3% in the three months ended March 31, 1998 from 12.3% in the three months ended March 31, 1997. In addition to the items previously discussed, this percentage increase is also due to the significant increase in 1998 of the flexible industrial staffing revenues in proportion to total Company revenues. The flexible industrial staffing operations have higher associated selling, general and administrative expenses (as a percentage of revenues) than PEO operations.

         NET INTEREST AND OTHER EXPENSE (INCOME). Net interest and other expense (income) increased by $1.7 million, to $1.1 million in the three months ended March 31, 1998 from $(0.6) million in the three months ended March 31, 1997. This increase was primarily due to non-operating income in 1997 of $1.9 million attributable to a put warrants valuation adjustment, with no corresponding item in 1998.

         NET INCOME. Net income decreased by $0.9 million, to $0.7 million in the three months ended March 31, 1998 from $1.6 million in the three months ended March 31, 1997. This decrease was primarily due to the $1.9 million decrease in non-operating income discussed above.

ADDITIONAL OPERATING INFORMATION

         The following table sets forth the gross profit margins for the Company's two primary areas of operations for the indicated periods.

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          ------------------
                                                                           1998        1997

Flexible industrial staffing.......................................       23.2%       23.3%
PEO................................................................        4.0         3.3


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

         The gross profit margin from the Company's flexible industrial staffing operations was essentially unchanged in the first three months of 1998 from the first three months of 1997. The Company believes that the gross profit margin from its flexible industrial staffing operations was affected by the impact of
(i) larger contracts obtained by the Company which have lower gross margin percentages and correspondingly lower selling, general and administrative expenses from the economies of scale in servicing a larger contract, (ii) the increased wages necessary to recruit flexible industrial staffing employees in areas of historically low unemployment, (iii) rate concessions or credits given by the Company to establish market share in newly entered markets and (iv) an increase in the minimum wage on September 1, 1997, for which the Company recovered much of the increased payroll costs via increased billing rates but without a related profit increase. The Company anticipates these factors will continue to affect gross margins from flexible industrial staffing operations, although in many cases the Company expects the impact to be offset by lower selling, general and administrative expenses (measured as a percentage of gross profit) as mentioned above.

         The increase in the gross profit margin from the Company's PEO operations in the first three months of 1998 from the first three months of 1997 is primarily due to an increase in the percentage of total PEO revenues related to PEO services provided to industrial staffing clients. The gross profit margin percentage for PEO services provided to industrial staffing clients is higher than the gross profit margin from most other PEO clients although the gross profit amount per employee is relatively consistent. An industrial staffing employee generally receives lower wages and benefits than other PEO employees and the Company receives correspondingly lower revenue. See "-General" for a discussion of the effect of these costs on the Company's revenue calculation.

         FLEXIBLE INDUSTRIAL STAFFING:

         Net revenues from the Company's flexible industrial staffing services increased $28.2 million, or 86.8%, to $60.6 million for the three months ended March 31, 1998 from $32.5 million for the three months ended March 31, 1997. This increase represented an increasing share of the Company's total net revenues, to 50.1% in the 1998 period from 38.0% in the 1997 period, reflecting the Company's focus on growth of these flexible industrial staffing operations through acquisitions as well as new office openings. The Company expects this focus to continue for the foreseeable future.

         Gross profit from the Company's flexible industrial staffing services increased $6.5 million, or 86.0%, to $14.1 million for the three months ended March 31, 1998 from $7.6 million for the three months ended March 31, 1997. This represented an increasing share of the Company's total gross profit, to 78.0% for the three months ended March 31, 1998, from 67.9% for the three months ended March 31, 1997.

         PEO:

         Net revenues from the Company's PEO services increased $7.3 million, or 14.6%, to $57.3 million for the three months ended March 31, 1998 from $50.0 million for the three months ended March 31, 1997. Because of the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total net revenues, to 47.4% in the 1998 period from 58.6% in the 1997 period, reflecting the Company's greater focus on growth of its flexible industrial staffing operations during this period as well as the effect of changes made in the PEO management structure and marketing approach, particularly during 1997. The Company expects that PEO sales growth will be modest during 1998 while these two conditions continue.

         Gross profit from the Company's PEO services increased $0.6 million, or 39.0%, to $2.3 million for the three months ended March 31, 1998 from $1.7 million for the three months ended March 31, 1997. Because of the lower gross profit percentage from PEO as compared to flexible industrial staffing, as well as the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total gross profit, to 12.7% for the three months ended March 31, 1998 from 14.8% for the three months ended March 31, 1997.

         FRANCHISE AND OTHER:

         Net revenues from the Company's franchise and other services increased $0.1 million, or 4.1%, to $3.0 million for the three months ended March 31, 1998 from $2.9 million for the three months ended March 31, 1997. This increase represented a decreasing share of the Company's total net revenues, to 2.5% in the 1998 period from 3.4% in the 1997 period, reflecting the Company's greater focus on growth of its Company-owned flexible industrial staffing operations during this period, including the Company's conversion of twenty-three franchise locations to Company-owned locations and the termination of franchise agreements related to another twenty-one locations. The Company expects this focus to continue for the foreseeable future.

         Gross profit from the Company's franchise and other services decreased $0.2 million, or 12.6%, to $1.7 million for the three months ended March 31, 1998, from $1.9 million for the three months ended March 31, 1997. This decrease also represented a decreasing share of the Company's total gross profit, to 7.2% for the three months ended March 31, 1998 from 17.3% for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds for working capital and other needs have been an $85.0 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Facility"), senior notes and borrowings from related parties. On October 24, 1997, the Company sold 3,000,000 shares of its common stock in an initial public offering for net proceeds, after deducting all expenses, of approximately $40.3 million, which was used to repay the senior notes and borrowings from related parties, as well as a portion of the Revolving Facility.

         On February 21, 1997, the Company issued senior notes in the principal amount of $25.0 million, which were repaid in full from the proceeds of the October 1997 public offering. The Company used the proceeds of the senior notes primarily to fund flexible industrial staffing acquisitions and to pay shareholder distributions and other amounts in connection with the Reorganization. In connection with the issuance of the senior notes, the Company issued 786,517 warrants to the holders of the senior notes and placed an additional 573,787 warrants in escrow. The warrants are exercisable at a price of $.015 per share.

         The Revolving Facility expires in February 2003. Outstanding amounts under the Revolving Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of common stock of each of its subsidiaries. Amounts borrowed under the Revolving Facility bear interest at BankBoston's base rate or Eurodollar rate (at the Company's option) plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Facility). As of March 31, 1998, the Company had outstanding borrowings under the Revolving Facility of $48.3 million, bearing interest at an annualized rate of 7.6%. The Revolving Facility contains certain affirmative and negative covenants relating to the Company's operations.

         As of March 31, 1998, the Company had (i) bank standby letters of credit outstanding, in the aggregate amount of $6.7 million under a $15.0 million letter of credit facility (which is part of the Revolving Facility) to secure certain workers' compensation obligations; (ii) $10.4 million of promissory notes outstanding in connection with certain acquisitions, bearing interest at rates ranging from 4.0% to 10.0%, which are payable primarily during the next two years, and are subordinated to the repayment of the Revolving Facility; (iii) obligations under capital leases for property and equipment in the aggregate amount of $2.7 million; and (iv) obligations under mortgages totalling $4.3 million.

         One of the key elements of the Company's multi-faceted strategy is expansion through acquisitions, which will require significant sources of financing. These financing sources include cash from operations, seller financing, bank financing and issuances of the Company's common stock. The Company's previous acquisitions have been primarily in the flexible industrial staffing area, and the Company expects this trend to continue due to the more favorable pricing for those businesses (expressed primarily as a multiple of EBITDA) as compared to PEO businesses. See Note 2 to the Company's Consolidated Financial Statements.

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

         During the three months ended March 31, 1998, cash provided by operations was approximately $5.4 million, compared with $1.8 million used in the first three months of 1997. Cash used in investing activities during the three months ended March 31, 1998 was approximately $18.5 million, principally expenditures of $18.2 million for acquisitions (primarily intangible assets), compared with $19.8 million in the first three months of 1997 (which included expenditures of $20.6 million for acquisitions). Cash provided by financing activities during the three months ended March 31, 1998 was approximately $14.3 million, primarily $14.5 million from borrowings under the Revolving Facility. Cash provided by financing activities during the three months ended March 31, 1997 was approximately $21.6 million, primarily $22.6 million net proceeds from senior notes and warrants and $14.8 million from borrowings under the Revolving Facility, offset by payments of $14.4 million in connection with the Reorganization and $0.9 million of repayments of long-term debt (net of note repayments from related parties).

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

ACQUISITIONS

         During 1995, the Company made four flexible industrial staffing acquisitions with five offices and approximately $7.0 million in annual historical revenue. During 1996, the Company made five flexible industrial staffing acquisitions with 13 offices and approximately $16.0 million in annual historical revenue. During 1997, the Company made eight flexible industrial staffing acquisitions with 30 offices and approximately $61.0 million in annual historical revenue. From January 1, 1998 through March 31, 1998, the Company made nine flexible industrial staffing acquisitions with 28 offices and approximately $63.0 million in annual historical revenue. These acquisitions have resulted in a significant increase in goodwill and other intangible assets which has resulted and will continue to result in increased amortization expense. In addition, the amount of these intangible assets as a percentage of the Company's total assets and shareholders' equity has increased significantly and while the net unamortized balance of intangible assets as of March 31, 1998 is not considered to be impaired, any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations. See Note 2 to the Company's Consolidated Financial Statements.

SEASONALITY

         The Company's quarterly results of operations reflect the seasonality of higher customer demand for flexible industrial staffing services in the last two quarters of the year, as compared to the first two quarters. Even though there is a seasonal reduction of flexible industrial staffing revenues in the first quarter of a year as compared to the fourth quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses since that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as flexible industrial staffing revenues although the net income contribution of PEO revenues expressed as a percentage of sales is significantly lower than for flexible industrial staffing revenues. As a result of the above factors, the Company traditionally experiences operating income in the first quarter of a year that is significantly less than (i) the fourth quarter of the preceding year and (ii) the subsequent three quarters of the same year.

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

         In 1996, the Company initiated a conversion of the primary software being used in its flexible staffing and PEO operations, as well as its corporate-wide accounting and billing software. Although this conversion was undertaken for the primary purposes of achieving a common data structure for all significant Company applications as well as enhancing processing capacity and efficiency, it also will result in software that properly interprets dates beyond the year 1999 ("Year 2000 Compliant"). As of March 31, 1998, this conversion had been completed, except for (i) the installation of currently existing and Year 2000 Compliant software in Company-owned and franchised flexible staffing locations, which the Company will initiate in the second quarter of 1998 and expects to complete within one year from that date, but no later than December 31, 1999 and (ii) programming modifications to its corporate accounting and billing software, which the Company expects to complete by December 31, 1998, but no later than December 31, 1999.

         The Company has capitalized and will continue to capitalize the costs of purchasing and developing new Year 2000 Compliant software, most of which had been incurred as of March 31, 1998, but will expense the costs of the modifications to existing software made solely for purposes of Year 2000 compliance, most of which will be incurred during 1998. Any remaining capitalized balance for software no longer utilized because of replacement by Year 2000 Compliant software will be expensed at the time such software is replaced.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company first implemented SFAS No. 130 as of and for the three months ended March 31, 1998, and has provided the required disclosures in Note 6 of its Consolidated Financial Statements.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company intends to first implement SFAS No. 131 in its Consolidated Financial Statements as of and for the year ended December 31, 1998, although it has not determined the effects, if any, that implementation will have.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q are forward looking statements, including but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the Company's ability to resolve the Year 2000 issue and the related costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the staffing industry, legal proceedings, including those related to the actions of the Company's temporary or leased employees, the cost and availability of credit, the Company's ability to raise capital in the public equity markets, the Company's ability to successfully identify suitable acquisition candidates and to complete those acquisitions on favorable terms, the ability to successfully integrate past and future acquisitions into the Company's operations, the recoverability of the recorded value of goodwill and other intangible assets arising from past and future acquisitions, the general level of economic activity and unemployment in the Company's markets, specifically within the construction and light industrial trades, increased price competition, changes in government regulations or interpretations thereof, particularly those related to employment, the continued availability of qualified temporary personnel, the financial condition of the Company's clients and collection of accounts receivable, the Company's ability to retain large clients, the Company's ability to recruit, motivate and retain key management personnel, the costs of complying with government regulations (including occupational safety and health provisions, wage and hour requirements - including minimum wage laws, workers' compensation and unemployment insurance) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations, inclement weather, interruption, impairment or loss of data integrity or malfunction of information processing systems, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

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

         Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, including (i) the Company's Registration Statement on Form S-1 (File No. 333-33443) filed with the Securities and Exchange Commission on August 12, 1997, as amended by Amendments No. 1 through 3 thereto, and declared effective on October 23, 1997 and (ii) the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 2, 1998.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On September 23, 1997, Source Services Corporation filed an action in federal court seeking to enjoin the Company's use of the name "OUTSOURCE", cancellation by the court of the Company's "OutSource" service mark and damages. For a discussion of earlier proceedings with respect to this matter, see the Company's Form 10-K/A, under the heading "Legal Proceedings".

         The Company intends to vigorously defend this matter. Although this matter is in very preliminary stages of litigation, the Company believes that an adverse decision in this case would not have a material adverse effect on its financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 1998, the Company issued the following securities without registration under the Securities Act:

         On February 2, 1998, the Company issued an aggregate of 57,809 shares of its common stock to Mr. Mark Gigot as partial consideration for the Company's acquisition of 100% of the common stock of Employment Consultants, Inc. The securities were issued pursuant to Section 4(2) of the Securities Act. No underwriting commissions were recorded in connection with the foregoing issuances of stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
------                              -------------------
3.1     Amended and Restated Articles of Incorporation of the Company(2)
3.2     Amended and Restated Bylaws of the Company(3)
4.3     Shareholder Protection Rights Agreement(3)
4.6     Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership(1)
4.7     Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(1)
4.8     Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(1)
10.1    Securities Purchase Agreement among Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., OutSource
        International, Inc., Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne
        III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America,
        Inc. dated as of February 21, 1997(1)
10.2    Escrow Agreement Among State Street Bank and Trust Company of Connecticut, N.A., certain shareholders of OutSource
        International, Inc., and OutSource International, Inc. dated as of February 21, 1997(1)
10.3    Registration Rights Agreement among OutSource International, Inc., Triumph-Connecticut Limited Partnership, Bachow
        Investment Partners III, L.P., and shareholders of OutSource International, Inc. dated as of February 21, 1997(1)
10.4    Agreement among Shareholders and Investors in OutSource International, Inc. dated as of February 21, 1997(1)
10.6    Asset Purchase Agreement among CST Services, Inc., Claire Schmidt and OutSource International, Inc. dated as of May 6,
        1996(1)
10.7    Asset Purchase Agreement among Standby Personnel of Colorado Springs, Inc., Adrian Walker and OutSource International, Inc.
        dated as of February 24, 1997(1)
10.10   Asset Purchase Agreement among Stand-By, Inc., Carlene Walker and OutSource International of America, Inc. dated as of
        March 31, 1997(1)
10.11   Employment Agreement between Paul M. Burrell and the Company dated as of February 21, 1997(1)*
10.12   Employment Agreement between Robert A. Lefcort and the Company dated as of March 3, 1997(1)*
10.13   Employment Agreement between Robert E. Tomlinson and the Company dated as of March 3, 1997(1)*
10.14   Employment Agreement between James E. Money and the Company dated as of March 3, 1997(1)*
10.15   Employment Agreement between Robert J. Mitchell and the Company dated as of March 3, 1997(1)*



EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
------                              -------------------
10.16   Employment Agreement between Benjamin J. Cueto and the Company dated as of September 2, 1997(4)*
10.18   Stock Option Plan, As Amended and Restated Effective February 1, 1997 and as Amended EffectiveSeptember 2, 1997(4)*
10.19   Second Amended and Restated Credit Agreement dated as of November 26, 1997(4)
10.20   OI Pledge Agreement made by OutSource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of
        February 21, 1997(1)
10.21   OI Security Agreement made by OutSource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of
        February 21, 1997(1)
10.22   Subsidiary Security Agreement made by Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne
        II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource
        International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.23   Subsidiary Guarantee by Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc.,
        Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of
        America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.24   Trademark Security Agreement made by OutSource International, Inc. and OutSource Franchising, Inc. in favor of Bank of
        Boston Connecticut dated as of February 21, 1997(1)
10.25   Interest Rate Collar Transaction between BankBoston, N.A. and OutSource International, Inc. dated as of February 20, 1998.
10.33   Form of Accumulated Adjustments Account Promissory Note dated February 20, 1997 issued by Capital Staffing Fund, Inc.,
        OutSource Franchising, Inc. and OutSource International of America, Inc. to the following shareholders of the Company and
        Schedule of Allocation of AAA Distribution to such shareholders: Lawrence H. Schubert Revocable Trust; Robert A. Lefcort
        Irrevocable Trust; Nadya I. Schubert Revocable Trust; Louis J. Morelli S Stock Trust; Margaret Ann Janisch S Stock Trust;
        Matthew Schubert OutSource Trust; Jason Schubert OutSource Trust; Alan E. Schubert; Louis A. Morelli; Louis J. Morelli;
        Raymond S. Morelli; Matthew B. Schubert; Mindi Wagner; Margaret Morelli Janisch; Robert A. Lefcort; and Paul M. Burrell(1)
10.50   Asset Purchase Agreement, dated February 18, 1998, by and among OutSource International of America, Inc.,
        LM Investors, Inc., Louis J. Morelli and Matthew Schubert.(5)
27      Financial Data Schedule


------------------------

 *       Compensatory plan or arrangement.
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997
(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997
(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997
(4) Incorporated by reference to the Exhibits to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.
(5) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on March 5, 1998.

(b) Reports on Form 8 - K:

        The following reports were filed on Form 8-K during the quarter ended March 31, 1998:

        A Form 8-K dated February 2, 1998 related to the Company's acquisition of Tempus, Inc. The related Form 8-K/A was filed on April 3, 1998.


        A Form 8-K dated March 5, 1998 related to the Company's acquisition of LM Investors, Inc. The related Form 8-K/A was filed on May 4, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OUTSOURCE INTERNATIONAL, INC.

Date: May 15, 1998                    By: /S/  PAUL M. BURRELL
                                          --------------------
                                          Paul M. Burrell
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors


Date: May 15, 1998                    By: /S/  SCOTT R. FRANCIS
                                          ---------------------
                                          Scott R. Francis
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date: May 15, 1998                    By: /S/  ROBERT E. TOMLINSON
                                          ------------------------
                                          Robert E. Tomlinson
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

10.25 Interest Rate Collar Transaction between BankBoston, N.A. and OutSource International, Inc. dated as of February 20, 1998.

27                Financial Data Schedule