Form 10-Q
period 1998-06-30
OUTSOURCE INTERNATIONAL INC
filed 1998-08-14
CIK 1013316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to_________________

                        Commission file number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                           FLORIDA                                                           65-0675628
                           -------                                                           ----------
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

         1144 East Newport Center Drive, Deerfield Beach, Florida 33442
         --------------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:   (954) 418-6200

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X      No
                                         --        --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                              Outstanding at August 12, 1998
            -----                              ------------------------------
Common Stock, par value $.001 per share                   8,657,913

                          OUTSOURCE INTERNATIONAL, INC.

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1 - Financial Statements
                  Consolidated Balance Sheets as of June 30, 1998 and
                  December 31, 1997.......................................................................       2

                  Consolidated Statements of Income for the three and six months
                  ended June 30, 1998 and 1997............................................................       3

                  Consolidated Statements of Shareholders' Equity (Deficit) for
                  the six months ended June 30, 1998 and 1997 ............................................       4

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1998 and 1997............................................................       5

                  Notes to Consolidated Financial Statements..............................................       6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................      13


                           PART II - OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds........................................................      24


Item 4 - Submission of Matters to a Vote of Security Holders..............................................      24

Item 5 - Other Information ...............................................................................      25

Item 6 - Exhibits and Reports on Form 8-K.................................................................      25


Signatures................................................................................................      27

                                       1

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                       OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS

                                                        (UNAUDITED)
                                                                                 June 30,                December 31,
                                                                                   1998                      1997
                                                                               ------------               -----------
ASSETS

CURRENT ASSETS:
Cash ...................................................................        $  2,007,089             $  1,685,474
Trade accounts receivable, net of allowance for doubtful accounts of
  $1,666,686 and $1,639,767.............................................          52,770,989               47,297,608
Funding advances to franchises..........................................           1,194,561                2,186,150
Deferred income taxes and other current assets..........................           5,538,001                5,909,960
                                                                               -------------             ------------

   Total current assets.................................................          61,510,640               57,079,192
PROPERTY AND EQUIPMENT, net.............................................          16,422,289               14,953,118
GOODWILL AND OTHER INTANGIBLE ASSETS, net...............................          65,337,953               30,426,731
OTHER ASSETS............................................................           4,136,758                3,283,817
                                                                               -------------             ------------
   Total assets.........................................................        $147,407,640             $105,742,858
                                                                               =============             ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable........................................................        $  4,009,543             $  1,498,275
Accrued expenses:

     Payroll............................................................           9,660,886                5,382,295
     Payroll taxes......................................................           4,229,023                2,181,722
     Workers' compensation and insurance................................           9,976,261                9,086,007
     Other..............................................................           1,441,761                1,863,666

Other current liabilities...............................................           1,314,016                  907,975
Current maturities of long-term debt to related parties.................             517,665                  100,000
Current maturities of other long-term debt..............................           6,040,237                2,408,060
                                                                               -------------             ------------
   Total current liabilities............................................          37,189,392               23,428,000
NON-CURRENT LIABILITIES:
Revolving credit facility...............................................          54,502,265               33,800,000
Long-term debt to related parties, less current maturities..............           1,021,066                        -
Other long-term debt, less current maturities...........................          11,371,475                7,736,981
                                                                               -------------             ------------
   Total liabilities....................................................         104,084,198               64,964,981
                                                                               -------------             ------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 4 AND 8)

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none
  issued................................................................                   -                        -
Common stock, $.001 par value; 100,000,000 shares authorized;
  8,657,913 and 8,448,788 issued and outstanding at June 30, 1998
  and December 31, 1997.................................................               8,658                    8,449
Additional paid-in capital .............................................          53,978,107               53,200,988
Retained earnings (deficit).............................................         (10,663,323)             (12,431,560)
                                                                               -------------             ------------

   Total shareholders' equity...........................................          43,323,442               40,777,877
                                                                               -------------             ------------

   Total liabilities and shareholders' equity...........................        $147,407,640             $105,742,858
                                                                               =============             ============

                 See notes to consolidated financial statements.

                                       OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME

                                                        (UNAUDITED)


                                                         For the three months ended              For the six months ended
                                                       --------------------------------------------------------------------
                                                          June 30,          June 30,            June 30,          June 30,
                                                           1998              1997                1998               1997
                                                       --------------------------------------------------------------------
Net revenues.........................................  $   134,795,907  $  107,823,178   $    255,782,294    $  193,197,372
Cost of revenues.....................................      113,519,631      91,599,151        216,467,878       165,838,360
                                                       ---------------  --------------   ----------------    --------------

Gross profit.........................................       21,276,276      16,224,027         39,314,416        27,359,012
                                                       ---------------  --------------   ----------------    --------------

Selling, general and administrative expenses:
      Shareholders' compensation.....................                -               -                  -           292,001
      Amortization of intangible assets .............          976,528         562,467          1,721,842           892,573
      Other selling, general and administrative......       17,388,562      13,439,262         32,764,479        23,376,689
                                                       ---------------   -------------      -------------      ------------

          Total selling, general and administrative
            expenses ................................       18,365,090      14,001,729         34,486,321        24,561,263
                                                       ---------------  --------------   ----------------    --------------
Operating income ....................................        2,911,186       2,222,298          4,828,095         2,797,749
                                                       ---------------  --------------   ----------------    --------------

Other expense:
      Interest expense (net).........................        1,437,758       2,186,055          2,517,276         3,512,885
      Put warrants valuation adjustment..............                -       3,127,234                  -         1,243,952
      Other expense (income).........................         (33,042)          43,570            (38,568)          (24,979)
                                                       --------------   --------------   ----------------    --------------

          Total other expense........................        1,404,716       5,356,859          2,478,708         4,731,858
                                                       ---------------  --------------   ----------------    --------------
Income (loss) before provision (benefit) for
  income taxes ......................................        1,506,470      (3,134,561)         2,349,387        (1,934,109)
Provision (benefit) for income taxes.................          411,389        (387,375)           581,150          (793,584)
                                                       ---------------  --------------   ----------------    --------------

Net income (loss)...................................   $     1,095,081  $   (2,747,186)  $      1,768,237    $   (1,140,525)
                                                       ===============  ===============  ================    ==============

Pro forma data:
Income (loss) before provision (benefit)
  for income taxes...................................  $     1,506,470  $   (3,134,561)  $      2,349,387    $   (1,934,109)
Provision (benefit) for income taxes.................          411,389        (434,000)           581,150          (467,000)
                                                       ---------------  --------------   ----------------    --------------
Net income (loss)....................................  $     1,095,081  $   (2,700,561)  $      1,768,237    $   (1,467,109)
                                                       ===============  ==============   ================    ==============


Weighted average common shares:
    Basic............................................        8,609,155       5,448,788          8,546,856         5,543,583
                                                       ===============  ==============   ================    ==============
    Diluted..........................................       10,120,871       5,448,788         10,077,485         5,543,583
                                                       ===============  ==============   ================    ==============

Earnings (loss) per share:
    Basic............................................  $          0.13  $        (0.50)  $           0.21    $        (0.26)
                                                       ===============  ==============   ================    ==============
    Diluted..........................................  $          0.11  $        (0.50)  $           0.18    $        (0.26)
                                                       ===============  ==============   ================    ==============

                 See notes to consolidated financial statements.

                                       OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                        (UNAUDITED)

                                                                               Additional          Retained
                                                                   Common       Paid-In            Earnings
                                                                   Stock        Capital            (Deficit)        Total
                                                                   -----        -------            ---------        -----
Balance, December 31, 1997.................................       $ 8,449     $53,200,988      $ (12,431,560)   $40,777,877

Issuance of common stock...................................            58         774,942                  -        775,000

Exercise of Warrants.......................................           151           2,177                  -          2,328

Net income for the six months ended June 30, 1998..........             -               -          1,768,237      1,768,237
                                                                 --------    ------------     --------------  -------------

Balance, June 30, 1998 ....................................       $ 8,658     $53,978,107       $(10,663,323)   $43,323,442
                                                                 ========    ============     ==============  =============

Balance, December 31, 1996.................................       $ 5,785    $     95,315      $   4,394,125   $  4,495,225

Net loss for the period from January 1, 1997
  through February 21, 1997................................             -               -           (172,497)      (172,497)

Distributions and other payments in connection with the
  Reorganization...........................................          (336)    (11,879,636)        (4,221,628)   (16,101,600)

Contribution of notes payable by shareholders..............             -       4,300,000                  -      4,300,000

Net loss for the period from February 22, 1997
 through June 30, 1997.....................................             -               -           (968,028)      (968,028)
                                                                 --------    ------------     --------------  --------------

Balance, June 30, 1997 ....................................       $ 5,449    $ (7,484,321)     $    (968,028)  $ (8,446,900)
                                                                 ========    ============     ==============  ==============

                 See notes to consolidated financial statements.

                                       OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (UNAUDITED)
                                                                                For the six months ended
                                                                           ---------------------------------
                                                                               June 30,           June 30,
                                                                                1998               1997
                                                                           ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss).................................................         $    1,768,237    $  (1,140,525)
Adjustments to reconcile net income (loss) to net cash............
  provided by (used in) operating activities:
  Depreciation and amortization...................................              3,149,977        1,877,072
  Amortization of debt discount & issuance costs..................                      -          430,050
  Put warrants valuation adjustment...............................                      -        1,243,952
  Deferred income taxes...........................................                595,324       (1,525,978)
  Loss on disposal of property and equipment......................                      -            2,686

  Changes in assets and liabilities (excluding effects of acquisitions):
    (Increase) decrease in:
       Trade accounts receivable..................................             (3,081,292)     (14,317,696)
       Prepaid expenses and other current assets..................                (66,453)        (137,862)
       Other assets...............................................                    852       (1,509,066)

     Increase (decrease) in:
       Accounts payable...........................................               (416,808)         333,720
       Accrued expenses:
         Payroll..................................................               4,031,591        1,062,198
         Payroll taxes............................................               1,846,778          956,820
         Workers' compensation and insurance......................                 811,254        1,950,814
         Other....................................................                (421,905)       2,303,691
       Other current liabilities..................................                (395,842)      (1,113,974)
                                                                           ---------------    -------------
         Net cash provided  by (used in) operating activities.....               7,821,713       (9,584,098)
                                                                           ---------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Funding repayments from franchises, net..........................                 991,589          547,134
 Property and equipment expenditures..............................              (2,494,946)      (1,804,708)
 Expenditures for acquisitions....................................             (26,891,603)     (21,385,000)
                                                                           ---------------    -------------
         Net cash used in investing activities....................             (28,394,960)     (22,642,574)
                                                                           ---------------    -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in excess of outstanding checks over
   bank balance, included in accounts payable.....................               2,888,839          973,227
 Net proceeds from line of credit and
   revolving credit facility......................................              20,702,265       25,225,078
 Related party borrowings (repayments)............................                (229,315)       1,844,179
 Proceeds of senior notes and put warrants, net of
   issuance costs.................................................                       -       22,614,984
 Repayment of long-term debt......................................              (2,469,255)      (2,940,371)
 Repayments in connection with the Reorganization.................                       -      (14,356,600)
 Exercise of warrants.............................................                   2,328                -
                                                                          ----------------    -------------

         Net cash provided by financing activities................              20,894,862       33,360,497
                                                                          ----------------    -------------

 Net increase in cash.............................................                 321,615        1,133,825
 Cash, beginning of period........................................               1,685,474           44,790
                                                                          ----------------    -------------
 Cash, end of period..............................................        $      2,007,089    $   1,178,615
                                                                          ================    =============
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid....................................................        $      2,391,339    $   1,973,998
                                                                          ================    =============

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The interim consolidated financial statements and the related information in these notes as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 2, 1998.

         In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, although interim period application is not required. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company intends to first implement SFAS No. 133 in its consolidated financial statements as of and for the three months ended March 31, 2000, although it has not determined the effects, if any, that implementation will have. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

NOTE 2. ACQUISITIONS

         During the first quarter of 1998, the Company purchased the franchise rights for a total of six flexible staffing locations from Freuhling and Jackson, Inc., F.J.R. Enterprises, Inc., EJ Services, Inc. and EAZY Temporary, Inc., and converted these locations to Company-owned locations. The total purchase price was $5,531,050, with $3,365,525 paid at closing and notes issued for $2,165,525, payable over two years plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes). The principal amount due under one of these notes may increase or decrease by an amount not to exceed $250,000, based on the gross profit from the acquired locations for the year following the acquisition.

         During the first quarter of 1998, the Company purchased flexible staffing operations with a total of 18 locations from Tempus, Inc. and Grafton, Inc. (none previously affiliated with the Company). The total purchase price was $4,835,000, with $3,335,000 paid at closing plus a $1,500,000 note payable over two years plus interest at 6.5% per annum (imputed at 8.75% for financial statement purposes). The principal amount due under the note may decrease by up to $300,000, based on the 1997 gross profit of the acquired locations. Immediately following the acquisition from Tempus, Inc., the Company sold four of the acquired locations to Cruel Dave Enterprises, LLC (a franchisee of the Company) in exchange for the issuance of a $780,000 note, payable over five years plus interest at 8.0% per annum.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 2. ACQUISITIONS (CONTINUED)

         During the first quarter of 1998, the Company purchased 100% of the common stock of Employment Consultants, Inc., X-Tra Help, Inc. and Co-Staff, Inc. (none previously affiliated with the Company), which were flexible staffing operations with a total of four locations. The total purchase price (which includes $2,100,000 for the excess of net tangible assets over liabilities assumed) was $11,259,500, with $7,509,500 in cash and $775,000 in the Company's common stock (57,809 shares) delivered at closing. The remainder of the purchase price was satisfied by the issuance of notes totaling $2,975,000 and payable over two years plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes). However, one of the notes may increase without limit or decrease by up to $875,000 based on the gross profit from the acquired locations for the two years following the acquisition. For example, in the event gross profit for those two years was equal to 1997 gross profit, the note would decrease by approximately $125,000 or, in the event gross profit increased by 25% in each of those two years as compared to the prior year, the note would increase by approximately $150,000. Certain sellers received options to purchase a total of 6,000 shares of the Company's common stock at fair market value on the date of issuance. Such options were issued January 31, 1998 and were still outstanding at June 30, 1998.

         Effective February 16, 1998, the Company purchased the franchise rights for four flexible staffing locations from LM Investors, Inc. and converted these locations to Company-owned locations. The shareholders of the franchises are shareholders of the Company but do not hold a controlling interest in the Company. The purchase price was $6,800,000, with $5,000,000 paid in cash at closing plus the issuance of a note for $1,700,000 bearing interest at 7.25% per annum (imputed at 8.75% for financial statement purposes) and payable quarterly over three years. The remaining $100,000 of purchase price represents the Company's assumption of the seller's liabilities under certain employment contracts. In addition in the event the sellers wish to terminate their remaining franchise agreements (representing four flexible staffing locations) with the Company, the Company has agreed to concessions amounting to approximately $60,000 and agreements not to compete (except by acquisition) of up to six months after the applicable franchise termination date. See Note 4 regarding options for certain franchise territories granted in connection with this transaction.

         During the second quarter of 1998 the Company purchased the franchise rights for a total of five flexible staffing locations from Deb-Lar, Inc., BLM Enterprises, Inc. and Century Investors, Inc., and converted these locations to Company-owned locations. The total purchase price was $1,634,904, with $1,040,000 paid at closing and notes issued for $594,904, payable over two years plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes).

         During the second quarter of 1998 the Company purchased flexible staffing operations with a total of five locations from Pro Select, Inc., Ready Help, Inc., Mid-West Temps, Inc. and Resource Dimensions, Inc. (none previously affiliated with the Company). The total purchase price was $9,406,800, with $7,096,800 paid in cash at closing (which included $946,800 placed in escrow) plus notes issued for $2,110,000, payable over a nineteen and one half month period plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes). Payment of the remaining $200,000 is contingent primarily upon the gross profit of one of the acquired locations for the twelve months following the acquisition. The escrowed portion is payable to one of the sellers approximately fourteen months after closing, less any portion paid to the Company as compensation for any losses resulting from certain breaches of one of the asset purchase agreements. The Company is obligated for an additional payment to one of the sellers equivalent to any increase in the amount of gross profit of the locations acquired from such seller for the twelve months ending May 31, 1999, as compared to the greater of a contractually defined amount or the gross profit of those locations for the twelve months ended March 31, 1998.

         The above acquisitions have been accounted for as purchases. The results of operations of the acquired businesses are included in the Company's consolidated statements of income from the effective date of acquisition. The additional payments based on future gross profit of certain acquired businesses are not contingent on the continued employment of the sellers. Such additional amounts, if paid, will be recorded as additional purchase price and increase goodwill. The above purchase prices are stated before adjustments to reflect imputed interest on acquisition financing and do not include acquisition related professional fees and other costs capitalized as additional purchase price.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
NOTE 2. ACQUISITIONS (CONTINUED)

         The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values on the date of acquisition as determined by management with the assistance of an independent valuation consultant. The costs of the acquisitions in 1998 have been allocated on a preliminary basis while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed Although the allocation and amortization periods are subject to adjustment, the Company does not expect that such adjustments will have a material effect on its consolidated financial statements.

         The following unaudited pro forma results of operations have been prepared assuming the acquisitions described above as well as the acquisitions completed by the Company during 1997 (and described in the Company's audited consolidated financial statements for that year), had occurred as of the beginning of the periods presented, including adjustments to the historical financial statements for additional amortization of intangible assets, increased interest on borrowings to finance the acquisitions and discontinuance of certain compensation previously paid by the acquired businesses to their shareholders. The unaudited pro forma operating results are not necessarily indicative of operating results that would have occurred had these acquisitions been consummated as of the beginning of the periods presented, or of future operating results. In certain cases, the operating results for periods prior to the acquisition are based on (a) unaudited financial statements provided by the seller or (b) an estimate of revenues, cost of revenues and/or selling, general and administrative expenses based on information provided by the seller or otherwise available to the Company. In these cases, the Company has made a reasonable attempt to obtain the most complete and reliable financial information and believes that the financial information it used is reasonably accurate, although the Company has not independently verified such information.

                                                             Three Months Ended June 30,       Six Months Ended June 30,
                                                             ---------------------------       -------------------------
                                                                1998           1997             1998              1997
                                                                ----           ----             ----              ----
         Unaudited pro forma:
         Net revenues...............................        $137,795,242    $128,509,139   $ 272,194,010  $ 242,471,436
         Operating income...........................           3,344,739       3,295,597       5,963,388      4,870,660

         Income (loss) before provision (benefit)
           for income taxes.........................           1,807,843      (3,114,408)      2,855,259     (2,429,055)
         Net income (loss)..........................           1,282,746      (2,857,588)      2,051,165     (1,635,471)

         The following unaudited pro forma information, as adjusted, has been prepared on the same basis as the preceding data and also reflects the pro forma adjustment for income taxes and weighted average shares outstanding as discussed in Note 7, except that the number of weighted average shares has been increased by 57,809 basic and diluted shares for the three and six months ended June 30, 1997, and 9,901 basic and 10,088 diluted shares for the three and six months ended June 30, 1998, in order to reflect adjustments for (i) the calculation of proceeds from the exercise of warrants associated with certain debt utilized to finance the above acquisitions as well as the acquisitions completed by the Company during 1997 (and described in the Company's audited consolidated financial statements for that year) and (ii) the timing of the issuance of common stock and options in connection with those acquisitions:

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                          ---------------------------         -------------------------
                                                              1998             1997              1998            1997
                                                              ----             ----              ----            ----
         Unaudited pro forma, as adjusted:
         Income (loss) before provision (benefit) for
           income taxes.............................      $   1,807,843      $(3,114,408)     $2,855,259     $(2,429,055)
         Pro forma provision (benefit) for income taxes         525,097         (379,063)        804,095        (542,618)
                                                          -------------      -----------       ---------     -----------
         Pro forma net income (loss)................      $   1,282,746      $(2,735,345)     $2,051,164     $(1,886,437)
                                                          =============      ===========      ==========     ===========

         Weighted average common shares outstanding:
             Basic..................................          8,609,155         5,506,597      8,556,757       5,601,392
                                                          =============      ============     ==========     ===========
             Diluted................................         10,120,871         5,506,597     10,087,573       5,601,392
                                                          =============      ============     ==========     ===========

         Earnings (loss) per share:
             Basic..................................      $        0.15      $     (0.50)     $      0.24    $     (0.34)
                                                          =============      ===========      ===========    ===========
             Diluted................................      $        0.13      $     (0.50)     $      0.20    $     (0.34)
                                                          =============      ===========      ===========    ===========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 2. ACQUISITIONS (CONTINUED)


     Goodwill and other intangible assets consist of the following:

                                                                            As of                            As of
                                                                         June 30, 1998                 December 31, 1997
                                                                   ----------------------              -----------------
     Goodwill....................................................         $30,809,451                     $11,940,120
     Territory rights............................................          26,119,026                      14,729,752
     Customer lists..............................................           9,899,827                       4,672,178
     Covenants not to compete....................................           2,141,151                       1,204,841
     Employee lists..............................................             406,979                         196,479
                                                                         ------------                   -------------

     Goodwill and other intangible assets........................          69,376,434                      32,743,370
     Less accumulated amortization...............................           4,038,481                       2,316,639
                                                                         ------------                   -------------

     Goodwill and other intangible assets, net                            $65,337,953                     $30,426,731
                                                                         ============                   =============

NOTE 3. INCOME TAXES

         The Company's effective tax rate for the three and six months ended June 30, 1998 differed from the statutory federal rate of 35%, as follows:

                                                            Three Months Ended June 30, 1998   Six Months Ended June 30, 1998
                                                            --------------------------------   ------------------------------
                                                                 Amount       Rate                   Amount       Rate
                                                                 ------       ----                   ------       ----
         Statutory rate applied to income before income taxes   $ 527,265      35.0%               $  822,286      35.0%
         Increase (decrease) in income taxes resulting from:
           State income taxes, net of federal benefit........      77,991       5.2                   127,505       5.4
           Employment tax credits............................   (246,658)     (16.4)                 (450,251)    (19.2)
           Other.............................................      52,791       3.5                    81,610       3.4
                                                                ---------   -------                ----------      ----

           Total.............................................   $ 411,389      27.3%               $  581,150      24.6%
                                                                =========   =======                ==========      ====

NOTE 4. COMMITMENTS AND CONTINGENCIES

         The Company is involved in litigation with regards to one of the service marks used in its operations. Although this matter is in very preliminary stages, the Company believes that an adverse decision in the case would not have a material adverse effect on its financial condition or results of operations.

         Pursuant to the terms of a now inactive 401(k) plan (containing previous contributions still managed by the Company), highly compensated employees were not eligible to participate. However, as a result of administrative errors in 1996 and prior years, some highly compensated employees were permitted to make elective salary deferral contributions. The Company has sought IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). There will be a penalty payable by the Company, associated with a correction under the VCAP, although the Company believes this penalty will be insignificant.

         During the first quarter of 1998 and in connection with the Company's acquisition of certain franchise rights from LM Investors, Inc. (see Note 2), the Company granted one of the principals of the sellers (and a minority shareholder in the Company) the exclusive option to purchase franchise rights in five specifically identified geographic areas. These options pire at various times from 12 to 42 months after the February 1998 acquisition date.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 4. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In February 1998, the Company entered into an interest rate collar agreement with BankBoston, N.A., which involves the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreement as an adjustment to interest expense. The agreement is a five year notional $42.5 million interest rate collar, whereby the Company receives interest on that notional amount to the extent 30 day LIBOR exceeds 6.25% per annum, and pays interest on that amount to the extent 30 day LIBOR is less than 5.43% per annum. This derivative financial instrument is being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its revolving credit facility, and is not held or issued for trading purposes. The Company believes that unrealized gains or losses related to the instrument are immaterial.

         During April 1998, the Company entered into an employment agreement with its new Chief Financial Officer, in addition to the employment agreements already existing with the Chief Executive Officer ("CEO") and five other officers. Under the terms of those agreements, in the event that the Company terminates any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a multiple of the officer's annual base salary and bonus. In addition, all incentive stock options become immediately exercisable. Similar severance provisions apply if any of those officers is terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements.

         During January 1998, the Company granted options to purchase 265,646 shares of the Company's common stock, with an exercise price of $13.88 per share, equal to the public market price of the shares at the grant date. 89,896 of those options vested immediately upon grant. During March 1998, the Company granted options to purchase 71,700 shares of the Company's common stock, with an exercise price of $18.88 per share, equal to the public market price of the shares at the grant date. During May 1998, the Company granted options to purchase 93,375 shares of the Company's common stock, with the exercise prices ranging from $19.50 to $20.13 per share, equal to the public market price of the shares at the grant date. In August 1998, the Company cancelled and reissued 75,000 of these options with exercise prices ranging from $10.38 to $13.88 per share, all such exercise prices in excess of the public market price of the shares at the new grant date. During June 1998 the Company granted options to purchase 4,432 shares of the Company's common stock, with an exercise price of $16.75 per share, equal to the public market price of the shares at the grant date. During August 1998, the Company granted options to purchase 43,500 shares of the Company's common stock with an exercise price of $7.25 per share, equal to the public market price of the shares at the grant date. All options vest over a four year period, unless otherwise indicated.

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 5. SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

         The consolidated statements of cash flows do not include the following noncash investing and financing transactions, except for the net cash paid for acquisitions:

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                1998                       1997
                                                                ----                       ----
    Acquisitions:
      Tangible and intangible assets acquired.........       $    40,438,218               $ 25,067,375
      Liabilities assumed.............................            (1,367,643)                  ( 54,455)
      Debt issued.....................................           (11,403,972)                (3,627,920)
      Common stock issued.............................              (775,000)                         -
                                                             ---------------             --------------

    Net cash paid for acquisitions....................       $    26,891,603               $ 21,385,000
                                                             ===============             ==============

    Increase in property and equipment and long-term
      debt, primarily capitalized leases.............        $             -               $    720,815
                                                             ===============             ==============
    Debt to shareholders for distributions
      and amounts in connection with the
      Reorganization.................................        $             -               $  1,745,000
                                                             ===============             ==============

    Shareholders' contribution to
      additional paid-in capital in
      connection with the Reorganization.............        $             -               $  4,300,000
                                                             ===============             ==============

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in equity during a period, except those changes in equity resulting from investment by owners and distribution to owners. Comprehensive income (loss) totaled $1,095,081 and $(2,747,186) for the three months ended June 30, 1998 and 1997, respectively, and $1,768,237 and $(1,140,525) for the six months ended June 30, 1998 and 1997, respectively, and consists solely of the Company's net income (loss) for the respective periods.

NOTE 7.  PRO FORMA DATA

         Pro forma net income includes adjustments made to historical net income for pro forma income taxes computed as if the Company had been fully subject to federal and applicable state income taxes. The Company calculates pro forma earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share".

         The pro forma weighted average shares outstanding (8,609,155 and 8,546,856, respectively, for the three and six months ended June 30, 1998 and 5,448,788 and 5,543,583, respectively, for the three and six months ended June 30, 1997) used to calculate pro forma basic earnings per share includes (a) the 5,448,788 shares of common stock issued in connection with the Reorganization and (b) for the periods prior to the Reorganization, the equivalent number of shares (-0- for the three months ended June 30, 1997 and 94,795 for the six months ended June 30, 1997) of common stock represented by the shares of common stock of nine companies purchased from certain shareholders for cash and notes in the Reorganization. For the three and six months ended June 30, 1998, the calculation also includes (c) the 3,000,000 shares sold by the Company in October 1997, (d) the weighted portion of warrants exercised in May 1998 (102,558 and 50,160, respectively, for the three and six months ended June 30, 1998) and (e) the weighted portion of shares issued in connection with a February 1998 acquisition (57,809 and 47,908, respectively, for the three and six months ended June 30, 1998) (see Note 2).

         The pro forma weighted average shares outstanding (10,120,871 and 10,077,485, respectively, for the three and six months ended June 30, 1998 and 5,448,788 and 5,543,583, respectively, for the three and six months ended June 30, 1997) used to calculate pro forma diluted earnings per share includes the above items plus all outstanding options and warrants to purchase common stock calculated using the treasury stock method (1,511,715 and 1,530,628, respectively, for the three and six months ended June 30, 1998). These common stock equivalents were not dilutive for the three and six months ended June 30, 1997.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 8. SUBSEQUENT EVENTS

         During the third quarter of 1998 the Company (i) purchased the franchise rights for one flexible staffing location from ALPAP, Inc. and converted this location to a Company-owned location and (ii) purchased certain PEO operations from Hamilton-Ryker Co., Inc, which were immediately transferred to existing Company locations. The total purchase price was $820,000, with $730,000 paid in cash at closing and assumption by the Company of $90,000 of liabilities. The Company is obligated for additional payments to one of the sellers of (i) up to $50,000 of any increase in the amount of gross profit of the location acquired from such seller for the twelve months after the closing, as compared to a contractually defined amount and (ii) $75,000 in the event the Company obtains certain favorable workers' compensation rates with relation to the acquired location by January 1, 1999.

         The Company had a contingent liability as an actual or implied guarantor of mortgages having an outstanding principal balance of approximately $1.6 million at March 31, 1998. These mortgages were secured by a building and land previously leased by the Company from SMSB Associates ("SMSB"), a Florida limited partnership comprised of Company shareholders, including the CEO. In June 1998, SMSB sold this property to an unrelated third party at which time one of these mortgages was repaid and a portion of the sales proceeds, approximately equal to the outstanding balance of the remaining mortgage, was placed in escrow. These funds were released from escrow and applied to pay this outstanding mortgage in August 1998.

         Effective July 27, 1998, the Company entered into a financing arrangement pursuant to which it can sell up to a $50,000,000 secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1/P-1 rated commercial paper (the "Securitization Facility"). In connection with the Securitization Facility, the Company's revolving credit facility with a syndicate of commercial banks led by BankBoston N.A. ("Revolving Credit Facility") was amended, primarily to reduce the maximum amount available for borrowing from $85,000,000 to $34,000,000 and to extend the remaining term of the Revolving Facility to five years from the date of that amendment. Eagle is an affiliate of BankBoston, N.A.

         Under the Securitization Facility, the Company receives cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which are adjusted on a monthly basis based on collection experience and other defined factors. There is no recourse to the Company for the initial funds received and amounts collected in excess of the reserves are retained by the Company. The Company's interest rate, payable on the balance of the outstanding commercial paper, is determined by prevailing interest rates in the commercial paper market and approximated the Eurodollar rate at the commencement of the Securitization Facility.

         The Securitization Facility contains certain minimum default, delinquency and dilution ratios with respect to the Company's receivables and requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51,000,000. A default under the Securitization Facility constitutes a default under the Revolving Credit Facility. The Liquidity Facility has been provided by the syndicate of commercial banks that participate in the Revolving Credit Facility for a one year term expiring July 26, 1999 at 0.375% per annum. Eagle may draw against the Liquidity Facility to fund cash shortfalls caused by an inability for any reason to issue commercial paper based on the Company's receivables. There is no recourse to the Company for amounts drawn under the Liquidity Facility, although such amounts would be repaid from and to the extent receivables sold by the Company were collected. Amounts drawn under the Liquidity Facility bear interest at the same rates incurred under the Revolving Credit Facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a rapidly growing national provider of human resource services focusing on the flexible industrial staffing market through its Tandem division and on the professional employer organization ("PEO") market through its Synadyne division. To implement its growth strategies, the Company completed 35 acquisitions, primarily industrial staffing companies, from January 1, 1995 through August 12, 1998, with 87 offices and approximately $185.0 million in annual historical revenue, including 30 offices in 1997 (the "1997 Acquisitions") and 39 offices in 1998 (the "1998 Acquisitions"). See "-Acquisitions". Due to these acquisitions as well as new offices opened by the Company during this period, the number of Company-owned flexible staffing and PEO offices increased from 10 to 124, the number of metropolitan markets (measured by Metropolitan Statistical Areas, or MSAs) served by Company-owned locations increased from one to 45, and the Company implemented new information systems, further developed back office capabilities and invested in other infrastructure enhancements necessary to support its future growth.

         The Company's revenues are derived from the salaries and wages of worksite employees. Flexible staffing and PEO revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the flexible staffing and PEO services. Because the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances. The Company's primary direct costs are (i) the salaries and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) health benefits and (iv) workers' compensation benefits and insurance.

RESULTS OF OPERATIONS

         Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management (the "Reorganization"). The historical operating results of the Company presented and discussed herein also include the historical operating results of those acquired companies for the periods noted.

         The following tables set forth the amounts and percentage of net revenues of certain items in the Company's consolidated statements of income for the indicated periods.

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                             June 30,
                                                                    --------                             --------
                                                               1998             1997             1998               1997
                                                               ----             ----             ----               ----
                                                                       (In thousands, except employees and offices)
Net revenues:
Flexible industrial staffing.........................     $     72,699       $    50,835       $   133,331       $     83,298
PEO..................................................           58,050            53,529           115,363            103,520
Franchise royalties and other........................            4,047             3,459             7,088              6,379
                                                         -------------     -------------     -------------       ------------
Total net revenues...................................     $    134,796       $   107,823       $   255,782       $    193,197
                                                         =============     =============     =============       ============

Gross profit.........................................     $     21,276       $    16,224       $    39,314       $     27,359
Selling, general and administrative expenses (1)                18,365            14,001            34,486             24,561
                                                         -------------     -------------     -------------       ------------
Operating income.....................................            2,911             2,223             4,828              2,798
Net interest and other expenses (1)..................            1,405             5,357             2,479              4,732
                                                         -------------     -------------     -------------       ------------

Income (loss) before provision (benefit) for
  income taxes.......................................            1,506            (3,134)            2,349             (1,934)
Pro forma income taxes (benefit) (1).................              411              (434)              581               (467)
                                                         -------------     -------------     -------------      -------------

Pro forma net income (loss) (1)......................     $      1,095     $      (2,700)    $       1,768      $      (1,467)
                                                         =============     =============     =============      =============

System Operating Data:

System Revenues (2)..................................    $     156,920     $     137,858     $     296,981      $     248,572
                                                         =============     =============     =============      =============
Number of employees (end of period)..................           34,000            28,000            34,000             28,000
                                                         =============     =============     =============      =============
Number of offices (end of period)....................              178               163               178                163
                                                         =============     =============     =============      =============


                                                           Three Months Ended                          Six Months Ended
                                                                June 30,                                    June 30,
                                                                --------                                    --------
                                                           1998               1997                   1998             1997
                                                           ----               ----                   ----             ----
Net revenues:
Flexible industrial staffing.......................        53.9%              47.2%                   52.1%           43.1%
PEO................................................        43.1               49.6                    45.1            53.6
Franchise royalties and other......................         3.0                3.2                     2.8             3.3
                                                     ----------           --------               ---------         -------

Total net revenues.................................       100.0%             100.0%                  100.0%          100.0%
                                                     ==========           ========               =========         =======

Gross profit.......................................        15.8%              15.1%                   15.4%           14.2%
Selling, general and administrative expenses (1)...        13.6               13.0                    13.5            12.7
                                                     ----------           --------               ---------         -------

Operating income...................................         2.2                2.1                     1.9             1.5
Net interest and other expense (income) (1)........         1.1                5.0                     1.0             2.5
                                                     ----------           --------               ---------         -------

Income (loss) before provision (benefit) for
  income taxes.....................................         1.1               (2.9)                    0.9            (1.0)
Pro forma income taxes (benefit) (1)...............         0.3               (0.4)                    0.2             0.2
                                                     ----------           --------               ---------         -------

Pro forma net income (loss) (1)....................         0.8%              (2.5)%                   0.7%           (0.8)%
                                                     ==========           ========               =========         =======

--------------

(1) For the eight week period ended February 21, 1997, the Company elected to be treated as a subchapter S corporation and, accordingly, the Company's income was taxed at the shareholder level. In addition, during that period, the Company paid compensation to the Company's founding shareholders and to the Company's President, Chief Executive Officer, and Chairman of the Board, who is also a shareholder of the Company ("Shareholder Compensation"). All of the compensation for the founding shareholders and a portion of the compensation for the Company's President was discontinued after the Reorganization. The discontinued Shareholder Compensation was $262,000 for the six months ended June 30, 1997. During the three and six months ended June 30, 1997, the Company recorded non-operating expense of approximately $3.1 million and $1.2 million, respectively, related to a put warrants valuation adjustment. The following table sets forth the amounts and the percentage of certain items in the Company's consolidated statements of income, with 1997 amounts and percentages adjusted for the above items as follows: (i) selling, general and administrative expenses excludes discontinued Shareholder Compensation; (ii) operating income excludes discontinued Shareholder Compensation and (iii) net income and earnings per share excludes discontinued Shareholder Compensation and the put warrants valuation adjustment and is calculated assuming the Company had been subject to federal and state income taxes and taxed as a C corporation during the period.

                                                                        Three Months Ended            Six Months Ended
                                                                            June 30,                       June  30,
                                                                            --------                       ----  ---
                                                                      1998            1997            1998          1997
                                                                      ----            ----            ----          ----
                                                                   (In thousands, except for percentages and per share data)
Selling general and administrative expenses, as adjusted...          $18,365         $14,001         $34,486       $24,299
As a percentage of net revenues............................             13.6%           13.0%           13.5%         12.6%


Operating income, as adjusted.............................           $ 2,911          $2,223          $4,828        $3,060
As a percentage of net revenues............................              2.2%            2.1%            1.9%          1.6%

Net income (loss), as adjusted.............................          $ 1,095          $   (5)        $ 1,768         $(276)
As a percentage of net revenues............................              0.8%            0.0%            0.7%         (0.1)%

Earnings (loss) per diluted share, as adjusted.............          $  0.11          $ 0.00          $ 0.18        $(0.05)

EBITDA, as adjusted........................................          $ 4,677          $3,271         $ 8,017        $5,007

         EBITDA is income before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA as adjusted excludes discontinued shareholder compensation and the 1997 put warrants valuation adjustment. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

----------------

(2) System revenues represent the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for franchisees) and the net revenues of the franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following:

                                                     Three Months Ended                       Six Months Ended
                                                           June 30,                               June 30,
                                                           --------                               --------
                                                     1998          1997                       1998        1997
                                                     ----          ----                       ----        ----
                                                                          (In thousands)
Company's net revenues............................$134,796    $ 107,823                    $255,782    $193,197
Less Company revenues from:.......................
  Franchise royalties.............................  (1,829)      (1,619)                     (2,924)     (2,905)
  Services to franchisees.........................  (6,010)      (8,046)                    (13,075)    (17,003)

Add franchisees' net revenues.....................  29,963       39,700                      57,198      75,283
                                                  --------   ----------                  ----------    --------

System revenues...................................$156,920     $137,858                    $296,981    $248,572
                                                  ========   ==========                  ==========    ========

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         NET REVENUES. Net revenues increased $27.0 million, or 25.0%, to $134.8 million in the three months ended June 30, 1998 from $107.8 million in the three months ended June 30, 1997. This increase resulted from growth in flexible industrial staffing revenues in the three months ended June 30, 1998 of $21.9 million, or 43.0%, and PEO revenues growth of $4.5 million, or 8.4%, compared to the three months ended June 30, 1997. Flexible industrial staffing revenues increased due to (i) internal growth due to development of existing Company-owned locations and an increase in the number of Company-owned offices and (ii) the 1998 Acquisitions. The Company-owned flexible industrial staffing offices increased to 112 locations as of June 30, 1998 from 80 locations as of June 30, 1997, with 28 (net of 10 acquired locations combined with pre-existing Company-owned locations) of the 32 additional locations resulting from the 1998 Acquisitions. The increase in PEO revenues was primarily due to a broadening of the Company's PEO client base.

         System revenues, which include franchise revenues which are not earned by or available to the Company, increased $19.0 million, or 13.8%, to $156.9 million in the three months ended June 30, 1998 from $137.9 million in the three months ended June 30, 1997. The increase in system revenues was attributable to the $27.0 million increase in the Company's net revenues discussed above. The increase in franchise revenues of franchisees operating as of June 30, 1998 of $5.6 million, or 24.3%, in the 1998 period as compared to the 1997 period, was offset by a $15.3 million decrease in the same period resulting from other franchisees no longer operating, resulting in a net decrease of franchise revenues of $9.7 million. Franchisees discontinued operations as a result of the Company's acquisition and conversion of 13 franchise locations to Company-owned locations during the first quarter of 1997, the Company's acquisition and conversion of 15 franchise locations to Company-owned locations during the first half of 1998 and the Company's early termination of franchise agreements (in order to allow the Company's development of the related territories) related to another 21 locations in 1997, primarily during the second and third quarters, and two locations in 1998. At the time the Company terminates a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from the former franchisees based on the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchisee or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total royalties reported by the Company.

         GROSS PROFIT. Gross profit increased $5.1 million, or 31.1%, to $21.3 million in the three months ended June 30, 1998, from $16.2 million in the three months ended June 30, 1997. Gross profit as a percentage of net revenues increased to 15.8% in the three months ended June 30, 1998 from 15.0% in the three months ended June 30, 1997. This increase was primarily due to the significantly higher growth rate for flexible industrial staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In the three months ended June 30, 1998, PEO net revenues generated gross profit margins of 4.0% as compared to gross profit margins of 22.5% generated by flexible industrial staffing revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.4 million, or 31.2%, to $18.4 million in the three months ended June 30, 1998 from $14.0 million in the three months ended June 30, 1997. This increase was primarily a result of operating costs associated with increased flexible industrial staffing volume at existing locations, the 1997 Acquisitions and the 1998 Acquisitions. Selling, general and administrative expenses, expressed as a percentage of gross profit, was 86.3% for the three months ended June 30, 1998, equivalent to the comparable 1997 period. This represents a decline from 89.4% for the first three months of 1998, which the Company attributes to increased efficiency of its operations as well as improved leverage of its fixed costs over an increased revenue and gross profit base arising from internal growth as well as the 1997 and 1998 Acquisitions. As a percentage of net revenues, selling, general and administrative expenses increased to 13.6% in the three months ended June 30, 1998 from 13.0% in the three months ended June 30, 1997. In addition to the items previously discussed, this percentage increase was also due to the significant increase in 1998 of the flexible industrial staffing revenues in proportion to total

Company revenues. The flexible industrial staffing operations have higher associated selling, general and administrative expenses (as a percentage of revenues) than PEO operations.

         NET INTEREST AND OTHER EXPENSE . Net interest and other expense decreased by $4.0 million, to $1.4 million in the three months ended June 30, 1998 from $5.4 million in the three months ended June 30, 1997. This decrease was primarily due to non-operating expense in 1997 of $3.1 million attributable to a put warrants valuation adjustment, with no corresponding item in 1998. In addition, interest expense for the three months ended June 30, 1998 was $0.7 million less than the corresponding period in 1997, due to a decrease in total debt outstanding as well as a decrease in the average interest rate.

         NET INCOME (LOSS). Net income (loss) increased by $3.8 million, to $1.1 million in the three months ended June 30, 1998 from a $2.7 million loss in the three months ended June 30, 1997. This increase was primarily due to the $3.1 million decrease in non-operating expense and the $0.7 million decrease in interest expense discussed above. In addition, operating income increased by $0.7 million as a result of increases in net revenues and gross profit discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         NET REVENUES. Net revenues increased $62.6 million, or 32.4%, to $255.8 million in the six months ended June 30, 1998 from $193.2 million in the six months ended June 30, 1997. This increase resulted from growth in flexible industrial staffing revenues in the six months ended June 30, 1998 of $50.0 million, or 60.1%, and PEO revenues growth of $11.9 million, or 11.4%, compared to the six months ended June 30, 1997. Flexible industrial staffing revenues increased due to (i) internal growth due to development of existing Company-owned locations and an increase in the number of Company-owned offices and (ii) the 1997 Acquisitions (which were primarily consummated in late February and March) and the 1998 Acquisitions. The Company-owned flexible industrial staffing offices increased to 112 locations as of June 30, 1998 from 80 locations as of June 30, 1997, with 28 of the 32 additional locations resulting from the 1998 Acquisitions. The increase in PEO revenues was primarily due to a broadening of the Company's PEO client base.

          System revenues, which include franchise revenues which are not earned by or available to the Company, increased $48.4 million, or 19.5%, to $297.0 million in the six months ended June 30, 1998 from $248.6 million in the six months ended June 30, 1997. The increase in system revenues was attributable to the $62.6 million increase in the Company's net revenues discussed above. The increase in franchise revenues of franchisees operating as of June 30, 1998 of $9.3 million, or 22.3%, in the 1998 period as compared to the 1997 period, was offset by a $27.4 million decrease in the same period resulting from other franchisees no longer operating, resulting in a net decrease of franchise revenues of $18.1 million. Franchisees discontinued operations as a result of the Company's acquisition and conversion of 13 franchise locations to Company-owned locations during the first quarter of 1997, the Company's acquisition and conversion of 15 franchise locations to Company-owned locations during the first half of 1998 and the Company's early termination of franchise agreements (in order to allow the Company's development of the related territories) related to another 21 locations in 1997, primarily during the second and third quarters, and two locations in 1998.

         GROSS PROFIT. Gross profit increased $11.9 million, or 43.7%, to $39.3 million in the six months ended June 30, 1998, from $27.4 million in the six months ended June 30, 1997. Gross profit as a percentage of net revenues increased to 15.4% in the six months ended June 30, 1998 from 14.2% in the six months ended June 30, 1997. This increase was primarily due to the significantly higher growth rate for flexible industrial staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In the six months ended June 30, 1998, PEO net revenues generated gross profit margins of 4.0% as compared to gross profit margins of 22.8% generated by flexible industrial staffing revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $9.9 million, or 40.4%, to $34.5 million in the six months ended June 30, 1998 from $24.6 million in the six months ended June 30, 1997. This increase was primarily a result of operating costs associated with increased flexible industrial staffing volume at existing locations, the 1997 Acquisitions and the 1998 Acquisitions. Selling, general and administrative expenses, expressed as a percentage of gross profit, decreased to 87.7% for the first six months of 1998 from 89.8% for the comparable 1997 period. The Company attributes this decline to increased efficiency of its operations as well as improved leverage of its existing fixed costs over an increased revenue and gross profit base arising from internal growth as well as the 1997 and 1998 Acquisitions. As a percentage of net revenues, selling, general and administrative expenses increased to 13.5% in the six months ended June 30, 1998 from 12.7% in the six months ended June 30, 1997. In addition to the items previously discussed, this percentage increase was also due to the significant increase in 1998 of the flexible industrial staffing revenues in proportion to total Company revenues. The flexible industrial staffing operations have higher associated selling, general and administrative expenses (as a percentage of revenues) than PEO operations.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased by $2.3 million, to $2.5 million in the six months ended June 30, 1998 from $4.7 million in the six months ended June 30, 1997. This decrease was primarily due to non-operating income in 1997 of $1.2 million attributable to a put warrants valuation adjustment, with no corresponding item in 1998. In addition, interest expense for the six months ended June 30, 1998 was $1.0 million less than the corresponding period in 1997, due to a decrease in total debt outstanding as well as a decrease in the average interest rate.

         NET INCOME (LOSS). Net income (loss) increased by $3.3 million, to $1.8 million in the six months ended June 30, 1998 from a $1.5 million loss in the six months ended June 30, 1997. This increase was primarily due to the $1.2 million decrease in non-operating expense and the $1.0 million decrease in interest expense discussed above. In addition, operating income increased by $2.0 million as a result of increases in sales and gross profit discussed above.

ADDITIONAL OPERATING INFORMATION

         The following table sets forth the gross profit margins for the Company's two primary areas of operations for the indicated periods.

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                              --------                           --------
                                                           1998          1997                1998       1997
                                                           ----          ----                ----       ----
Flexible industrial staffing..........................      22.5%        24.1%               22.8%       23.8%
PEO...................................................       4.0          3.3                 4.0         3.3

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

         The decrease in the gross profit margin for the Company's flexible industrial staffing operations for the three and six month periods ended June 30, 1998 compared to the same periods in 1997 is primarily due to the impact of
(i) larger contracts obtained by the Company which have lower gross profit margin percentages (but the impact on net income is mitigated by correspondingly lower selling, general and administrative expenses due to the economies of scale in servicing a larger contract), (ii) the increased wages necessary to recruit flexible industrial staffing employees in areas of historically low unemployment, (iii) adjusted pricing in the second quarter of 1998 to stimulate sales and (iv) an increase in the minimum wage on September 1, 1997, for which the Company recovered much of the increased payroll costs via increased billing rates but without a related profit increase. The Company anticipates these factors will continue to affect gross margins from flexible industrial staffing operations, although in many cases the Company expects the impact to be offset by lower selling, general and administrative expenses (measured as a percentage of gross profit) as mentioned above.

         The increase in the gross profit margin for the Company's PEO operations for the three and six month periods ended June 30, 1998 compared to the same periods in 1997 is primarily due to an increase in the percentage of total PEO revenues related to PEO services provided to industrial staffing clients. The gross profit margin percentage for PEO services provided to industrial staffing clients is higher than the gross profit margin from most other PEO clients although the gross profit amount per employee is relatively consistent. An industrial staffing employee generally receives lower wages and benefits than other PEO employees and the Company receives correspondingly lower revenue. See "-General" for a discussion of the effect of these costs on the Company's revenue calculation.

         Flexible Industrial Staffing:

         Net revenues from the Company's flexible industrial staffing services increased $50.0 million, or 60.1%, to $133.3 million for the six months ended June 30, 1998 from $83.3 million for the six months ended June 30, 1997. This increase represented an increasing share of the Company's total net revenues, to 52.1% in the 1998 period from 43.1% in the 1997 period, reflecting the Company's focus on growth of these flexible industrial staffing operations through acquisitions as well as new office openings.
The Company expects this focus to continue for the foreseeable future.

         Gross profit from the Company's flexible industrial staffing services increased $10.6 million, or 53.3%, to $30.4 million for the six months ended June 30, 1998 from $19.8 million for the six months ended June 30, 1997. This represented an increasing share of the Company's total gross profit, to 77.3% for the six months ended June 30, 1998, from 72.4% for the six months ended June 30, 1997.

         PEO:

         Net revenues from the Company's PEO services increased $11.9 million, or 11.4%, to $115.4 million for the six months ended June 30, 1998 from $103.5 million for the six months ended June 30, 1997. Because of the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total net revenues, to 45.1% in the 1998 period from 53.6% in the 1997 period, reflecting the Company's greater focus on growth of its flexible industrial staffing operations during this period as well as the effect of changes made in the PEO management structure and marketing approach, beginning in 1997. The Company expects that PEO sales growth will be modest during 1998 while these two conditions continue.

         Gross profit from the Company's PEO services increased $1.2 million, or 35.0%, to $4.7 million for the six months ended June 30, 1998 from $3.5 million for the six months ended June 30, 1997. Because of the lower gross profit percentage from PEO as compared to flexible industrial staffing, as well as the lower growth rate in PEO revenues as compared to flexible industrial staffing, this represented a decreasing share of the Company's total gross profit, to 11.8% for the six months ended June 30, 1998 from 12.5% for the six months ended June 30, 1997.

         Franchise and Other:

         Net revenues from the Company's franchise and other services increased $0.7 million, or 11.3%, to $7.1 million for the six months ended June 30, 1998 from $6.4 million for the six months ended June 30, 1997. This increase represented a decreasing share of the Company's total net revenues, to 2.8% in the 1998 period from 3.3% in the 1997 period, reflecting the Company's greater focus on growth of its Company-owned flexible industrial staffing operations during this period, including the Company's conversion of 28 franchise locations to Company-owned locations and the termination of franchise agreements related to another 23 locations. The Company expects to continue to convert franchise locations to Company-owned locations in strategic markets, subject to the Company's ability to negotiate these acquisitions at acceptable prices. However, the Company also expects to continue to sell new franchises in smaller, less populated geographic areas, subject to the success of the Company's marketing efforts in this regard.

         Gross profit from the Company's franchise and other services increased $0.2 million, or 4.2%, to $4.3 million for the six months ended June 30, 1998, from $4.1 million for the six months ended June 30, 1997. This increase represented a decreasing share of the Company's total gross profit, to 10.9% for the six months ended June 30, 1998 from 15.1% for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds for working capital and other needs have been an $85.0 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Facility"), senior notes and borrowings from related parties. On October 24, 1997, the Company sold 3,000,000 shares of its common stock in an initial public offering for net proceeds, after deducting all expenses, of approximately $40.3 million, which proceeds were used to repay the senior notes and borrowings from related parties, as well as a portion of the Revolving Facility.

         Effective July 27, 1998, the Company entered into a financing arrangement under which it can sell up to a $50,000,000 secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1/P-1 rated commercial paper (the "Securitization Facility"). Under this arrangement, the Company receives cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which are adjusted on a monthly basis based on collection experience and other defined factors. There is no recourse to the Company for the initial funds received and amounts collected in excess of the reserves are retained by the Company. The Company's interest rate, payable on the balance of the outstanding commercial paper, is determined by prevailing interest rates in the commercial paper market and approximated the Eurodollar rate at the commencement of the Securitization Facility.

         The Securitization Facility contains certain minimum default, delinquency and dilution ratios with respect to the Company's receivables and requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51,000,000. A default under the Securitization Facility constitutes a default under the Revolving Credit Facility. The Liquidity Facility has been provided by the syndicate of commercial banks that participate in the Revolving Credit Facility for a one year term expiring July 26, 1999 at 0.375% per annum. Eagle may draw against the Liquidity Facility to fund cash shortfalls caused by an inability for any reason to issue commercial paper based on the Company's receivables. There is no recourse to the Company for amounts drawn under the Liquidity Facility, although such amounts would be repaid from and to the extent receivables sold by the Company were collected. Amounts drawn under the Liquidity Facility bear interest at the same rates incurred under the Revolving Credit Facility.

         In connection with the Securitization Facility, the Revolving Facility was amended, primarily to reduce the maximum amount available for borrowing from $85,000,000 to $34,000,000 and to extend the remaining term of the Revolving Facility to five years from the date of that amendment. Outstanding amounts under the Revolving Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of common stock of each of its subsidiaries. Amounts borrowed under the Revolving Facility bear interest at BankBoston's base rate or Eurodollar rate (at the Company's option) plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Facility). As of June 30, 1998, the Company had outstanding borrowings under the Revolving Facility of $54.5 million, bearing interest at an annualized rate of 7.5%. The Revolving Facility contains certain affirmative and negative covenants relating to the Company's operations.

         On February 21, 1997, the Company issued senior notes in the principal amount of $25.0 million, which were repaid in full from the proceeds of the Company's October 1997 initial public offering. The Company used the proceeds of the senior notes primarily to fund flexible industrial staffing acquisitions and to pay shareholder distributions and other amounts in connection with the Reorganization. In connection with the issuance of the senior notes, the Company issued 786,517 warrants to the holders of the senior notes and placed an additional 573,787 warrants in escrow. The warrants are exercisable at a price of $.015 per share. 180,891 warrants were released from escrow in 1997 and 151,316 of those warrants were exercised in May 1998.

         As of June 30, 1998, the Company had (i) bank standby letters of credit outstanding, in the aggregate amount of $8.4 million under a $15.0 million letter of credit facility (which is part of the Revolving Facility) to secure certain workers' compensation obligations; (ii) $12.1 million of promissory notes outstanding in connection with certain acquisitions, bearing interest at rates ranging from 4.0% to 10.0%, which are payable primarily during the next two years, and are subordinated to the repayment of the Revolving Facility;
(iii) obligations under capital leases for property and equipment in the aggregate amount of $2.6 million; and (iv) obligations under mortgages totaling $4.3 million.

         The Company's principal uses of cash are for wages and related payments to temporary and PEO employees, operating costs, acquisitions, capital expenditures, advances made to certain Tandem franchise associates to fund their payroll obligations and repayment of debt and interest thereon. During the six months ended June 30, 1998, cash provided by operations was approximately $7.8 million, compared with $9.6 million used in the first six months of 1997. Cash used in investing activities during the six months ended June 30, 1998 was approximately $28.4 million, principally expenditures of $26.9 million for acquisitions (primarily intangible assets), compared with $22.6 million in the first six months of 1997 (which included expenditures of $21.4 million for acquisitions). Cash provided by financing activities during the six months ended June 30, 1998 was approximately $20.9 million, comprised primarily of $20.7 million from borrowings under the Revolving Facility and an increase in outstanding checks over bank balance of $2.9 million, offset by $2.5 million of repayments of long term debt. Cash provided by financing activities during the six months ended June 30, 1997 was approximately $33.4 million, comprised primarily of $22.6 million net proceeds from senior notes and warrants and $25.2 million from borrowings under the Revolving Facility, offset by payments of $14.4 million in connection with the Reorganization and $1.1 million of repayments of long-term debt (net of note repayments from related parties).

         One of the key elements of the Company's strategy is expansion through acquisitions, which will require significant sources of financing. These financing sources include cash from operations, seller financing, bank financing and issuances of the Company's common stock. In May 1998, the Company announced that it intended to sell shares of its common stock in a public offering, although in June 1998, the Company determined that equity market conditions were no longer favorable and it would not attempt to sell additional shares of its common stock. The Company will monitor equity market conditions in order to determine when the sale of additional shares of its common stock is appropriate. Until then, the Company expects to continue to fund its acquisition strategy primarily with the Revolving Facility, as well as an increase in the limit of that facility which would be negotiated as needed. The Company's previous acquisitions have been primarily in the flexible industrial staffing area, and the Company expects this trend to continue due to the more favorable pricing for those businesses (as a multiple of EBITDA) as compared to PEO businesses. See
Note 2 to the Company's Consolidated Financial Statements.

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

         The Company anticipates spending up to approximately $6.0 million during the next twelve months for new flexible staffing locations, improvements to its management information and operating systems, upgrades of existing and acquired locations, and other capital expenditures. This amount does not include expenditures for potential industrial staffing and PEO acquisitions, which the Company believes could be at a similar magnitude equivalent to the recent historical rate over the next twelve months and will primarily be for goodwill and other intangible assets.

         The Company believes that funds provided by operations, borrowings under the Revolving Facility and current cash balances will be sufficient to meet its presently anticipated needs for working capital and capital expenditures, not including acquisitions for the next twelve months. Depending on the amount and timing of future acquisitions and their financial structure, the Company also believes that sufficient liquidity for such acquisitions as well as its long-term operating requirements will be provided by funds from operations, expanded or new borrowing facilities, issuance of common stock and/or additional debt or equity offerings. However, the ability of the Company to make acquisitions consistent with the recent historical rate is subject to the Company's ability to successfully negotiate more flexible leverage (e.g., debt to EBITDA) covenants and increased borrowing limits compared to those presently contained in the Revolving Facility and/or the Company's ability to finance future acquisitions by issuance of its common stock rather than the debt financing primarily used by the Company for previous acquisitions.

 ACQUISITIONS

         During 1995, the Company made four flexible industrial staffing acquisitions with five offices and approximately $7.0 million in annual historical revenue. During 1996, the Company made five flexible industrial staffing acquisitions with 13 offices and approximately $16.0 million in annual historical revenue. During 1997, the Company made eight flexible industrial staffing acquisitions with 30 offices and approximately $61.0 million in annual historical revenue. From January 1, 1998 through June 30, 1998, the Company made 16 flexible industrial staffing acquisitions with 38 offices and approximately $91.0 million in annual historical revenue. These acquisitions have resulted in a significant increase in goodwill and other intangible assets which has resulted and will continue to result in increased amortization expense. In addition, the amount of these intangible assets as a percentage of the Company's total assets and shareholders' equity has increased significantly and while the net unamortized balance of intangible assets as of June 30, 1998 is not considered to be impaired, any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations. See Note 2 to the Company's Consolidated Financial Statements.

SEASONALITY

         The Company's quarterly results of operations reflect the seasonality of higher customer demand for flexible industrial staffing services in the last two quarters of the year, as compared to the first two quarters. Even though there is a seasonal reduction of flexible industrial staffing revenues in the first quarter of a year as compared to the fourth quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses since that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as flexible industrial staffing revenues although the net income contribution of PEO revenues expressed as a percentage of sales is significantly lower than the net income contribution of flexible industrial staffing revenues. As a result of the above factors, the Company traditionally experiences operating income in the first quarter of a year that is significantly less than
(i) the fourth quarter of the preceding year and (ii) the subsequent three quarters of the same year.

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

         In 1996, the Company initiated a conversion of the primary software being used in its flexible staffing and PEO operations, as well as its corporate-wide accounting and billing software. Although this conversion was undertaken for the primary purposes of achieving a common data structure for all significant Company applications as well as enhancing processing capacity and efficiency, it also will result in software that properly interprets dates beyond the year 1999 ("Year 2000 Compliant"). As of June 30, 1998, this conversion had been completed, except for (i) the installation of currently existing and Year 2000 Compliant software in Company-owned and franchised flexible staffing locations, which the Company has initiated in the second quarter of 1998 and expects to complete within one year from that date, but no later than December 31, 1999 and (ii) programming modifications to its corporate accounting and billing software, which the Company expects to complete by December 31, 1998, but no later than December 31, 1999.

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

         The Company has capitalized and will continue to capitalize the costs of purchasing and developing new Year 2000 Compliant software, most of which had been incurred as of June 30, 1998, but will expense the costs of the modifications to existing software made solely for purposes of Year 2000 compliance, most of which will be incurred during 1998. Any remaining capitalized balance for software no longer utilized because of replacement by Year 2000 Compliant software will be expensed at the time such software is replaced.

NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company intends to first implement SFAS No. 133 in its Consolidated Financial Statements as of and for the three months ended March 31, 2000, although it has not determined the effects, if any, that implementation will have. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q are forward looking statements, including but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the Company's ability to resolve the Year 2000 issue and the related costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and trends identify forward looking statements. Such forward looking statements involve known and unknown risks and are also based upon assumptions of future events, which may not prove to be accurate. Therefore, actual results may differ materially from any future results expressed or implied in the forward looking statements. These known and unknown risks and uncertainties, include, but are not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of changing market and other conditions in the staffing industry, the ability of the Company to continue to grow at its historical levels, legal proceedings, including those related to the actions of the Company's temporary or leased employees, the availability and cost of credit, the Company's ability to raise capital in the public equity markets, the Company's ability to successfully identify suitable acquisition candidates and to complete those acquisitions on favorable terms, the ability to successfully integrate past and future acquisitions into the Company's operations, the recoverability of the recorded value of goodwill and other intangible assets arising from past and future acquisitions, the general level of economic activity and unemployment in the Company's markets, specifically within the construction and light industrial trades, increased price competition, changes in government regulations or interpretations thereof, particularly those related to employment, the continued availability of qualified temporary personnel, the financial condition of the Company's clients and their demand for the Company's services (which in turn may be affected by the effects of, and changes in, worldwide economic conditions, particularly in Japan and the Asia region), collection of accounts receivable, the Company's ability to retain large clients, the Company's ability to recruit, motivate and retain key management personnel, the costs of complying with government regulations (including occupational safety and health provisions, wage and hour and minimum wage laws and workers' compensation and unemployment insurance laws) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations, inclement weather, interruption, impairment or loss of data integrity or malfunction of information processing systems, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

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

         Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, including, but not limited to, (i) the Company's Registration Statement on Form S-1 (File No. 333-33443) filed with the Securities and Exchange Commission on August 12, 1997, as amended by Amendments No. 1 through 3 thereto, and declared effective on October 23, 1997 and (ii) the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 2, 1998.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 1998, the Company issued the following securities without registration under the Securities Act:

         On April 15, 1998, the Company issued an aggregate of 5,716 shares of its common stock to Mr. Robert A. Lefcort and the Robert A. Lefcort Trust, in connection with the exercise of warrants entitling those parties to purchase shares of the Company's common stock at $0.015 per share. The aggregate exercise price of $87.94 was received by the Company in cash at the time of exercise. The securities were issued pursuant to Section 4(2) of the Securities Act. No underwriting commissions were paid in connection with the foregoing issuances of stock.

         On May 12, 1998, the Company issued 20,929 shares of its common stock to Paul M. Burrell, in connection with the exercise of warrants entitling him to purchase shares of the Company's common stock at $0.015 per share. The exercise price of $321.99 was received by the Company in cash at the time of exercise. The securities were issued pursuant to Section 4(2) of the Securities Act. No underwriting commissions were paid in connection with the foregoing issuances of stock.

         On May 12, 1998, the Company issued an aggregate of 124,671 shares of its common stock to the Lawrence H. Schubert Trust, the Nadya Schubert Trust, Alan E. Schubert, Mindi Wagner, the Matthew Schubert Trust, the Jason D. Schubert Trust and Louis A. Morelli., in connection with the exercise of warrants entitling those parties to purchase shares of the Company's common stock at $0.015 per share. The aggregate exercise price of $1,918.01 was received by the Company in cash at the time of exercise. The securities were issued pursuant to Section 4(2) of the Securities Act. No underwriting commissions were paid in connection with the foregoing issuances of stock. Immediately subsequent to issuance, these shares were deposited in a voting trust, of which Paul M. Burrell, the Company's CEO and a director, and Richard
J. Williams, a director of the Company, are the trustees. The voting trust expires on February 20, 2007 and the trustees have the sole and exclusive right to vote the shares of common stock deposited in the voting trust. For a complete discussion of this voting trust and the related shareholders' agreement, see Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders of the Company (the "Meeting") was held on May 8, 1998. The Company solicited proxies for the Meeting and there was no solicitation in opposition to management's nominees for directors. However, Robert E. Tomlinson, one of management's nominees, withdrew his name from consideration for re-election immediately prior to the Meeting. David S. Hershberg, the other management nominee, was re-elected. At the Meeting, shareholders voted:

         (1) To elect director David S. Hershberg for a three-year term:


                          Votes For                           5,898,577
                          Votes Against                         118,232
                          Votes Abstained                            --
                          Votes Withheld                      2,489,788


         The names of the directors whose term of office continued after the Meeting are Paul M. Burrell, Robert A. Lefcort, Richard J. Williams and Samuel
H. Schwartz. At a meeting of the board of directors immediately following the Meeting, the board of directors elected Scott R. Francis to a three-year term on the board of directors to fill the vacancy created by the withdrawal by Mr. Tomlinson from consideration for re-election.

         (2) To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998:

                          Votes For                           6,012,529
                          Votes Against                           1,700
                          Votes Abstained                         2,580
                          Votes Withheld                      2,489,788

         (3) To approve an amendment to the Company's Stock Option Plan, which amendment provides for grants of non qualified options to non-employee directors in accordance with a prescribed formula.

                          Votes For                            5,476,629
                          Votes Against                          535,900
                          Votes Abstained                          4,280
                          Votes Withheld                       2,489,788


         At a meeting of the board of directors immediately following the Meeting, the board of directors approved an amendment to the Stock Option Plan approved by the shareholders that clarified the definition of owned shares eligible for consideration in the above formula to include warrants.

ITEM 5 - OTHER INFORMATION

         In April 1998, Scott R. Francis joined the Company as Chief Financial Officer. Mr. Francis succeeded Robert E. Tomlinson, who remained with the Company as Chief Accounting Officer.

         In July 1998, Robert A. Lefcort, formerly the Company's Executive Vice President, was appointed President of the Company's Synadyne division. Mr. Lefcort replaced Benjamin J. Cueto, who resigned as President of Synadyne to pursue other interests.

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

4.3    Shareholder Protection Rights Agreement(3)

4.6 Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership(1)

4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(1)

4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(1)

10.17 Employment Agreement between Scott R. Francis and the Company dated as of April 1, 1998*
10.18  Stock Option Plan, As Amended Effective May 8, 1998*

10.19 Third Amended and Restated Credit Agreement among OutSource International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston, Connecticut, as agent - Revolving Credit Facility dated as of July 27, 1998.

10.34 Receivables Purchase and Sale Agreement dated July 27, 1998 among Outsource International, Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., and Outsource International of America, Inc., each as an originator, and Outsource Funding Corporation, as the buyer, and Outsource International, Inc., as the servicer.

10.35 Receivables Purchase Agreement dated July 27, 1998 among Outsource Funding Corporation, as the seller, and EagleFunding Capital Corporation, as the purchaser, and BancBoston Securities, Inc., as the deal agent and Outsource International, Inc., as the servicer

10.36 Intercreditor Agreement dated July 27, 1998 by and among BankBoston, N.A., as lender agent; Outsource Funding Corporation, OutSource International, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and Outsource International of America, Inc., as originators; OutSource International, in its separate capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent.

 10.51 Asset Purchase Agreement, dated May 14, 1998, by and among OutSource International of America, Inc., Mid-West Temps, Inc., Teresa Usher and Deborah Weiss. (4)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.52 Asset Purchase Agreement, dated May 15, 1998, by and among OutSource International of America, Inc., Resource Dimensions, Inc., and Earl M. Pick.(4)

  27   Financial Data Schedule

------------------------

*       Compensatory plan or arrangement.
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997.

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

(4) Incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 29, 1998.

------------------------

(b)     Reports on Form 8 - K:

        The following reports were filed on Form 8-K during the quarter ended June 30, 1998:

        A Form 8-K/A dated May 4, 1998 related to the Company's acquisition of LM Investors, Inc. The related Form 8-K was filed on March 5, 1998.

        A Form 8-K dated May 29, 1998 related to the Company's acquisition of Mid-West Temps, Inc. and Resource Dimensions, Inc. The related Form 8-K/A was filed on July 28, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OUTSOURCE INTERNATIONAL, INC.



Date: August 14, 1998            By:   /s/Paul M. Burrell
                                       ----------------------------------------
                                          Paul M. Burrell
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors



Date: August 14, 1998            By:   /s/Scott R. Francis
                                       ----------------------------------------
                                          Scott R. Francis
                                          Chief Financial Officer
                                          (Principal Financial Officer)



Date: August 14, 1998            By:   /s/Robert E. Tomlinson
                                       ----------------------------------------
                                          Robert E. Tomlinson
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description
----------                          -----------

10.17 Employment Agreement between Scott R. Francis and the Company dated as of April 1, 1998.

10.18     Stock Option Plan, As Amended Effective May 8, 1998.

10.19 Third Amended and Restated Credit Agreement among OutSource International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston, Connecticut, as agent - Revolving Credit Facility dated as of July 27, 1998.

10.34 Receivables Purchase and Sale Agreement dated July 27, 1998 among Outsource International, Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., and Outsource International of America, Inc., each as an originator, and Outsource Funding Corporation, as the buyer, and Outsource International, Inc., as the servicer.

10.35 Receivables Purchase Agreement dated July 27, 1998 among Outsource Funding Corporation, as the seller, and EagleFunding Capital Corporation, as the purchaser, and BancBoston Securities, Inc., as the deal agent and Outsource International, Inc., as the servicer.

10.36 Intercreditor Agreement dated July 27, 1998 by and among BankBoston, N.A., as lender agent; Outsource Funding Corporation, Outsource International, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and Outsource International of America, Inc., as originators; OutSource International, in its separate capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent.

27        Financial Data Schedule