Form 10-Q
period 1998-09-30
OUTSOURCE INTERNATIONAL INC
filed 1998-11-17
CIK 1013316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________

                        Commission file number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            FLORIDA                                      65-0675628
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         1144 East Newport Center Drive, Deerfield Beach, Florida 33442
         ---------------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code: (954) 418-6200

     Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---    ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                           Outstanding at November 13, 1998
---------------------------------------         --------------------------------
Common Stock, par value $.001 per share                      8,657,913

                          OUTSOURCE INTERNATIONAL, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                           Page
                                                                                        ----
           Consolidated Balance Sheets as of September 30, 1998 and
             December 31, 1997........................................................     3

           Consolidated Statements of Income for the three and nine months
             ended September 30, 1998 and 1997........................................     4

           Consolidated Statements of Shareholders' Equity (Deficit) for
             the nine months ended September 30, 1998 and 1997 .......................     5

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1998 and 1997........................................     6

           Notes to Consolidated Financial Statements.................................     7

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................................    16


                           PART II - OTHER INFORMATION

Item 5 - Other Information ...........................................................    29

Item 6 - Exhibits and Reports on Form 8-K.............................................    29

Signatures............................................................................    31


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                OUTSCOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                September 30,       December 31,
                                                                                    1998                1997
                                                                                ------------        ------------
ASSETS

CURRENT ASSETS:
Cash ...................................................................        $  3,541,678        $  1,685,474
Trade accounts receivable, net of allowance for doubtful accounts of
     $1,669,995  and  $1,639,767........................................          16,361,828          47,297,608
Funding advances to franchises..........................................           1,100,219           2,186,150
Deferred income taxes and other current assets..........................           6,743,644           5,909,960
                                                                                 -----------        ------------
     Total current assets...............................................          27,747,369          57,079,192
PROPERTY AND EQUIPMENT, net.............................................          17,041,077          14,953,118
GOODWILL AND OTHER INTANGIBLE ASSETS, net...............................          65,342,563          30,426,731
OTHER ASSETS............................................................           4,771,617           3,283,817
                                                                                ------------        ------------
     Total assets.......................................................        $114,902,626        $105,742,858
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable........................................................        $  4,414,689         $ 1,498,275
Accrued expenses:
     Payroll............................................................           8,800,165           5,382,295
     Payroll taxes......................................................           3,360,904           2,181,722
     Workers' compensation and insurance................................          10,322,576           9,086,007
     Other..............................................................           2,753,056           1,863,666
Other current liabilities...............................................           2,141,941             907,975
Current maturities of long-term debt to related parties.................             528,988             100,000
Current maturities of other long-term debt..............................           6,670,770           2,408,060
                                                                                ------------        ------------
     Total current liabilities..........................................          38,993,089          23,428,000
NON-CURRENT LIABILITIES:
Revolving credit facility...............................................          19,835,125          33,800,000
Long-term debt to related parties, less current maturities..............             884,496                   -
Other long-term debt, less current maturities...........................          10,786,067           7,736,981
                                                                                ------------        ------------
     Total liabilities..................................................          70,498,777          64,964,981
                                                                                ------------        ------------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 5)

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none
   issued...............................................................                  --                  --
Common stock, $.001 par value; 100,000,000 shares authorized;
   8,657,913 and 8,448,788 issued and outstanding at September 30, 1998
   and December 31, 1997................................................               8,658               8,449
Additional paid-in capital .............................................          53,546,580          53,200,988
Retained earnings (deficit).............................................          (9,151,389)        (12,431,560)
                                                                                ------------        ------------

     Total shareholders' equity.........................................          44,403,849          40,777,877
                                                                                ------------        ------------

     Total liabilities and shareholders' equity.........................        $114,902,626        $105,742,858
                                                                                ============        ============


                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                               Three Months Ended                   Nine Months Ended
                                                                 September 30,                         September 30,
                                                         -----------------------------     --------------------------------
                                                              1998            1997               1998              1997
                                                         -------------  --------------     --------------     -------------
Net revenues.........................................    $ 153,415,899  $  121,975,957     $  409,198,193     $ 315,173,329
Cost of revenues.....................................      130,649,354     102,923,824        347,117,232       268,762,184
                                                         -------------  --------------     --------------     -------------

Gross profit.........................................       22,766,545      19,052,133         62,080,961        46,411,145
                                                         -------------  --------------      -------------     -------------

Selling, general and administrative expenses:
   Shareholders' compensation.......................                 -               -                  -           292,001
   Amortization of intangible assets ................          978,178         472,552          2,700,020         1,365,125
   Other selling, general and administrative.........       18,175,380      15,268,901         50,939,859        38,645,590
                                                         -------------  --------------      -------------     -------------
        Total selling, general and administrative
                    expenses.........................       19,153,558      15,741,453         53,639,879        40,302,716
                                                         -------------  --------------      -------------     -------------
Operating income ....................................        3,612,987       3,310,680          8,441,082         6,108,429
                                                         -------------  --------------      -------------     -------------
Other expense:
    Interest expense (net)...........................        1,590,694       2,500,404          4,107,970         6,013,289
    Put warrants valuation adjustment................                -         597,673                  -         1,841,625
    Other expense (income)...........................           55,593           8,054             17,025           (16,925)
                                                         -------------  --------------      -------------     -------------

        Total other expense..........................        1,646,287       3,106,131          4,124,995         7,837,989
                                                         -------------  --------------      -------------     -------------
Income (loss) before provision (benefit) for
     income taxes ...................................        1,966,700         204,549          4,316,087        (1,729,560)
Provision (benefit) for income taxes.................          454,766         111,091          1,035,916          (682,493)
                                                         -------------  --------------      -------------     -------------

Net income (loss)....................................    $   1,511,934  $       93,458     $    3,280,171     $  (1,047,067)
                                                         =============  ==============     ==============     =============

Pro forma data:
Income (loss) before provision (benefit)
     for income taxes................................    $   1,966,700  $      204,549     $    4,316,087     $  (1,729,560)
Provision (benefit) for income taxes.................          454,766         111,091          1,035,916          (356,000)
                                                         -------------  --------------     --------------     -------------
Net income (loss)....................................    $   1,511,934  $       93,458     $    3,280,171     $  (1,373,560)
                                                         ============= ===============     ==============     =============

Weighted average common shares:
     Basic...........................................        8,657,913       5,448,788          8,584,836         5,511,637
                                                         =============  ==============     ==============     =============
     Diluted.........................................        9,864,592       6,940,713          9,960,013         5,511,637
                                                         =============  ==============     ==============     =============

Earnings (loss) per share:
     Basic...........................................    $        0.17  $         0.02     $         0.38     $       (0.25)
                                                         =============  ==============      ==============     =============
     Diluted.........................................    $        0.15  $         0.01     $         0.33     $       (0.25)
                                                         =============  ==============     ==============     =============


                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                                                               Additional        Retained
                                                                  Common        Paid-In          Earnings
                                                                  Stock    Capital (Deficit)     (Deficit)        Total
                                                                  ------   -----------------   ------------    -----------
Balance, December 31, 1997................................        $8,449      $53,200,988      $(12,431,560)   $40,777,877

Issuance of common stock..................................            58          774,942                --        775,000

Exercise of warrants......................................           151            2,177                --          2,328

Distributions in connection with the Reorganization.......            --         (431,527)               --       (431,527)

Net income for the nine months ended September 30, 1998 ..            --               --         3,280,171      3,280,171
                                                                  ------      -----------      ------------    -----------
Balance, September 30, 1998 ..............................        $8,658      $53,546,580      $ (9,151,389)   $44,403,849
                                                                  ======      ===========      ============    ===========

Balance, December 31, 1996................................        $5,785      $    95,315      $  4,394,125    $ 4,495,225

Net loss for the period from January 1, 1997
  through February 21, 1997...............................            --               --          (172,497)      (172,497)

Distributions and other payments in connection with the
  Reorganization..........................................          (336)     (11,879,636)       (4,221,628)   (16,101,600)

Contribution of notes payable by shareholders.............            --        4,300,000                --      4,300,000

Net loss for the period from February 22, 1997
 through September 30, 1997...............................            --               --          (874,570)      (874,570)
                                                                  ------      -----------      ------------    -----------

Balance, September 30, 1997 ..............................        $5,449      $(7,484,321)     $   (874,570)   $(8,353,442)
                                                                  ======      ===========      ============    ===========


                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  Nine  Months  Ended
                                                                                     September 30,
                                                                             -----------------------------
                                                                                 1998              1997
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................................           $ 3,280,171       $(1,047,067)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization..................................             4,922,831         2,889,216
   Amortization of debt discount and issuance costs...............                     -           808,749
   Put warrants valuation adjustment..............................                     -         1,841,625
   Deferred income taxes..........................................               128,775        (2,081,320)
   Gain on disposal of property and equipment.....................                     -           (77,134)
   Changes in assets and liabilities (excluding effects of acquisitions):
       (Increase) decrease in:
            Trade accounts receivable.............................            33,327,869       (21,866,137)
            Prepaid expenses and other current assets.............              (830,935)          (69,854)
            Other assets..........................................                14,323        (1,788,107)
        Increase (decrease) in:
            Accounts payable......................................              (476,205)          558,925
            Accrued expenses:
                Payroll...........................................             3,170,870         1,638,711
                Payroll taxes.....................................               978,659         1,000,210
                Workers' compensation and insurance...............             1,157,569         2,638,559
                Other.............................................               889,390         3,154,863
            Other current liabilities.............................               432,083        (1,162,060)
                                                                             -----------       -----------
              Net cash provided by (used in) operating activities.            46,995,400       (13,560,821)
                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding repayments from franchises, net...........................             1,085,931           891,990
Property and equipment expenditures...............................            (3,846,352)       (2,332,471)
Expenditures for acquisitions.....................................           (27,842,031)      (21,385,000)
                                                                             -----------       -----------
              Net cash used in investing activities...............           (30,602,452)      (22,825,481)
                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in excess of outstanding checks over
   bank balance, included in accounts payable.....................             3,353,382           461,603
Net proceeds from (repayment of) line of credit and
    revolving credit facility.....................................           (13,964,875)       30,404,494
Related party borrowings (repayments).............................              (354,562)        1,821,201
Proceeds of senior notes and put warrants, net of
    issuance costs................................................                     -        22,614,984
Repayment of long-term debt.......................................            (3,141,490)       (3,918,061)
Payments in connection with the Reorganization....................              (431,527)      (14,356,600)
Deferred offering costs...........................................                     -          (623,075)
Exercise of warrants..............................................                 2,328                --
                                                                             -----------       -----------
             Net cash provided by (used in) financing activities..           (14,536,744)       36,404,546
                                                                             ------------      -----------

Net increase in cash..............................................             1,856,204            18,244
Cash, beginning of period.........................................             1,685,474            44,790
                                                                             -----------       -----------
Cash, end of period...............................................           $ 3,541,678       $    63,034
                                                                             ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.....................................................           $ 3,724,083       $ 4,198,116
                                                                             ===========       ===========

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements and the related information in these notes as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 2, 1998.

     In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, although interim period application is not required. The Company intends to first implemement SFAS No. 131 in its consolidated financial statements as of and for the year ended December 31, 1998, and will provide any required disclosures at that time.

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 2. ACQUISITIONS (CONTINUED)

     During the first quarter of 1998, the Company purchased 100% of the common stock of Employment Consultants, Inc., X-Tra Help, Inc. and Co-Staff, Inc. (none previously affiliated with the Company), which were flexible staffing operations with a total of four locations. The total purchase price (which includes $2,100,000 for the excess of net tangible assets over liabilities assumed) was $11,259,500, with $7,509,500 in cash and $775,000 in the Company's common stock (57,809 shares) delivered at closing. The remainder of the purchase price was satisfied by the issuance of notes totaling $2,975,000 and payable over two years plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes). However, one of the notes may increase without limit or decrease by up to $875,000 based on the gross profit from the acquired locations for the two years following the acquisition. For example, in the event gross profit for those two years was equal to 1997 gross profit, the note would decrease by approximately $125,000 or, in the event gross profit increased by 25% in each of those two years as compared to the prior year, the note would increase by approximately $150,000. Certain sellers received options to purchase a total of 6,000 shares of the Company's common stock at fair market value on the date of issuance. Such options were issued January 31, 1998 and were still outstanding at September 30, 1998.

     Effective February 16, 1998, the Company purchased the franchise rights for four flexible staffing locations from LM Investors, Inc. and converted these locations to Company-owned locations. The shareholders of the franchises are shareholders of the Company but do not hold a controlling interest in the Company. The purchase price was $6,910,000, with $5,000,000 paid in cash at closing plus the issuance of a note for $1,700,000 bearing interest at 7.25% per annum (imputed at 8.75% for financial statement purposes) and payable quarterly over three years. The remaining $210,000 of purchase price represents the Company's assumption of approximately $100,000 of the seller's liabilities under certain employment contracts and the Company's agreement to reduce by approximately $110,000 the sellers' obligation to the Company in connection with the termination of their remaining franchise agreements with the Company (See
Note 6). See Note 5 regarding options for certain franchise territories also granted in connection with this transaction.

     During the second quarter of 1998, the Company purchased the franchise rights for a total of five flexible staffing locations from Deb-Lar, Inc., BLM Enterprises, Inc. and Century Investors, Inc., and converted these locations to Company-owned locations. The total purchase price was $1,634,904, with $1,040,000 paid at closing and notes issued for $594,904, payable over two years plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes).

     During the second quarter of 1998, the Company purchased flexible staffing operations with a total of five locations from Pro Select, Inc., Ready Help, Inc., Mid-West Temps, Inc. and Resource Dimensions, Inc. (none previously affiliated with the Company). The total purchase price was $9,406,800, with $7,096,800 paid in cash at closing (which included $946,800 placed in escrow) plus notes issued for $2,110,000, payable over a nineteen and one half month period plus interest at 6.0% per annum (imputed at 8.75% for financial statement purposes). Payment of the remaining $200,000 is contingent primarily upon the gross profit of one of the acquired locations for the twelve months following the acquisition. The escrowed portion is payable to one of the sellers approximately fourteen months after closing, less any portion paid to the Company as compensation for any losses resulting from certain breaches of one of the asset purchase agreements. The Company is obligated for an additional payment to one of the sellers equivalent to any increase in the amount of gross profit of the locations acquired from such seller for the twelve months ending May 31, 1999, as compared to the greater of a contractually defined amount or the gross profit of those locations for the twelve months ended March 31, 1998.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 2. ACQUISITIONS (CONTINUED)

     During the third quarter of 1998, the Company (i) purchased the franchise rights for one flexible staffing location from ALPAP, Inc. and converted this location to a Company-owned location and (ii) purchased certain PEO operations from Hamilton-Ryker Co., Inc., which were immediately transferred to existing Company locations. The total purchase price was $820,000, with $730,000 paid in cash at closing and assumption by the Company of approximately $90,000 of liabilities. The Company is obligated for additional payments to one of the sellers of (i) up to $50,000 in the event of any increase in the amount of gross profit of the location acquired from such seller for the twelve months ended December 31, 1998, as compared to a contractually defined amount and (ii) up to $75,000 based on the workers' compensation premium with relation to the acquired location for the six months ended December 31, 1998.

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


                                                      Three Months Ended                Nine Months Ended
                                                          September 30,                   September 30,
                                                 -----------------------------     -------------------------------
                                                     1998             1997              1998              1997
                                                 ------------     ------------     ------------       ------------
Unaudited pro forma:
Net revenues...............................      $153,615,860     $145,509,749     $426,766,828       $389,294,070
Operating income...........................         3,624,863        4,818,418        9,450,825          9,734,086
Income (loss) before provision (benefit)
   for income taxes.......................          1,970,793          611,734        4,660,740         (1,817,448)
Net income (loss)..........................         1,514,483          299,248        3,462,706         (1,260,778)

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 2. ACQUISITIONS (CONTINUED)

     The following unaudited pro forma information, as adjusted, has been prepared on the same basis as the preceding data and also reflects the pro forma adjustment for income taxes and weighted average shares outstanding as discussed in Note 9, except that the number of weighted average shares has been increased by 57,809 basic shares for the three and nine months ended September 30, 1997, and 58,542 and 57,809 diluted shares for the three and nine months ended September 30, 1997 and 6,564 basic and 6,542 diluted shares for the nine months ended September 30, 1998, in order to reflect adjustments for (i) the calculation of proceeds from the exercise of warrants associated with certain debt utilized to finance the above acquisitions as well as the acquisitions completed by the Company during 1997 (and described in the Company's audited consolidated financial statements for that year) and (ii) the timing of the issuance of common stock and options in connection with those acquisitions:

                                                       Three Months Ended                   Nine Months Ended
                                                           September 30,                     September 30,
                                                     ---------------------------        -------------------------
                                                        1998            1997               1998          1997
                                                     ----------      -----------        ----------    -----------
Unaudited pro forma, as adjusted:
Income (loss) before provision (benefit) for
      income taxes...........................        $1,970,793      $   611,734        $4,660,740    $(1,817,448)
Pro forma provision (benefit) for
      income taxes...........................           456,310          312,486         1,198,034       (230,170)
                                                     ----------      -----------        ----------    -----------
Pro forma net income (loss)..................        $1,514,483      $   299,248        $3,462,706    $(1,587,271)
                                                     ==========      ===========        ==========    ===========
Weighted average common shares outstanding:
    Basic....................................         8,657,913        5,506,597         8,591,400      5,569,446
                                                     ==========      ===========        ==========    ===========
    Diluted..................................         9,864,592        6,999,255         9,966,555      5,569,446
                                                     ==========      ===========        ==========    ===========
Earnings (loss) per share:
    Basic....................................        $     0.17      $      0.05        $     0.40    $     (0.28)
                                                     ==========      ===========        ==========    ===========
    Diluted..................................        $     0.15      $      0.04        $     0.35    $     (0.28)
                                                     ==========      ===========        ==========    ===========



     Goodwill and other intangible assets consist of the following:


                                                             As of               As of
                                                          September 30,        December 31,
                                                              1998                1997
                                                           -----------         -----------
Goodwill..............................................     $31,861,589         $11,940,120
Territory rights......................................      25,826,059          14,729,752
Customer lists........................................      10,086,376           4,672,178
Covenants not to compete..............................       2,183,218           1,204,841
Employee lists........................................         401,980             196,479
                                                           -----------         -----------

Goodwill and other intangible assets..................      70,359,222          32,743,370
Less accumulated amortization.........................       5,016,659           2,316,639
                                                           -----------        ------------

Goodwill and other intangible assets, net.............     $65,342,563         $30,426,731
                                                           ===========         ===========


     During the fourth quarter of 1998, the Company purchased the franchise rights for two flexible staffing locations from Sterling Temporaries, Inc. and converted these locations to Company-owned locations. The purchase price is based on a percentage of gross margin from the acquired locations for the three years after the closing and is limited to $650,000. At closing, $200,000 was paid as an advance against the terms of the earnout.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 3. INCOME TAXES

     The Company's effective tax rate for the three and nine months ended September 30, 1998 differed from the statutory federal rate of 35%, as follows:

                                                             Three Months Ended         Nine Months Ended
                                                             September 30, 1998        September 30, 1998
                                                             ------------------      ---------------------
                                                              Amount       Rate        Amount        Rate
                                                             --------     ------     ----------     ------
Statutory rate applied to income before income taxes....     $688,344      35.0%     $1,510,630      35.0%
Increase (decrease) in income taxes resulting from:
    State income taxes, net of federal benefit..........       82,427       4.3         209,932       4.9
    Employment tax credits..............................     (302,364)    (15.4)       (752,615)    (17.4)
    Other...............................................      (13,641)     (0.8)         67,969       1.5
                                                             --------     -----      ----------     -----

    Total...............................................     $454,766      23.1%     $1,035,916      24.0%
                                                             ========     =====      ==========     =====


NOTE 4.  DEBT

     Effective July 27, 1998, the Company entered into a five year financing arrangement pursuant to which it can sell up to a $50,000,000 secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1/P-1 rated commercial paper (the "Securitization Facility"). In connection with the Securitization Facility, the Company's revolving credit facility with a syndicate of commercial banks led by BankBoston N.A. ("Revolving Credit Facility") was amended, primarily to reduce the maximum amount available for borrowing from $85,000,000 to $34,000,000 and to extend the remaining term of the Revolving Facility to five years from the date of that amendment. Eagle is an affiliate of BankBoston, N.A.

     Under the Securitization Facility, the Company receives cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which are adjusted on a monthly basis based on collection experience and other defined factors. There is no recourse to the Company for the initial funds received. Amounts collected in excess of the reserves are retained by the Company. The Company's interest rate, payable on the balance of the outstanding commercial paper, is determined by prevailing interest rates in the commercial paper market and was approximately 5.6% as of September 30, 1998. As of September 30, 1998, a $45,533,000 interest in the Company's uncollected accounts receivable had been sold under this agreement, which is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

     The Securitization Facility contains certain minimum default, delinquency and dilution ratios with respect to the Company's receivables and requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51,000,000. A default under the Securitization Facility constitutes a default under the Revolving Credit Facility. The Liquidity Facility has been provided by the syndicate of commercial banks that participate in the Revolving Credit Facility for a one year term expiring July 26, 1999 at 0.375% per annum, and is expected to be renewed annually. Eagle may draw against the Liquidity Facility to fund cash shortfalls caused by an inability for any reason to issue commercial paper based on the Company's receivables. There is no recourse to the Company for amounts drawn under the Liquidity Facility, although such amounts would be repaid from and to the extent receivables sold by the Company were collected. Amounts drawn under the Liquidity Facility bear interest at the same rates incurred under the Revolving Credit Facility.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 5. COMMITMENTS AND CONTINGENCIES

     Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). That distribution was subject to adjustment based upon the final determination of taxable income through February 21, 1997. In September 1998, the Company completed and filed its Federal and state tax returns for the period from January 1, 1997 through February 21, 1997. Based on that filing, the Company made an additional distribution of $431,527 to the shareholders at the time of the Reorganization. The distribution was recorded as a reduction of the Company's paid-in capital. Further distributions may be required in the event the taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason.

     As of September 30, 1998, options issued prior to 1998 to purchase 527,949 shares of the Company's common stock were still outstanding. The Company also granted options during 1998 to purchase 870,699 shares of the Company's common stock, as follows:

  Month of Issuance          Number of Options         Exercise Price Per Share
  -----------------          -----------------         ------------------------
    January                       265,646                           $13.88
    March                          71,700                           $18.88
    May                            18,375                 $19.50 to $20.13
    June                            4,432                           $16.75
    August                         75,000                 $10.38 to $13.88
    August                         52,500                   $6.00 to $7.25
    November                      383,046                            $6.00

     The above exercise prices were equal to the market price of the shares at the grant date, except the exercise prices for the August 1998 grant of 75,000 options, which represented the cancellation of a May 1998 grant and reissuance at exercise prices in excess of the market price of the shares at the new grant date. The above options vest over a four year period from the date of issuance, except 89,896 options issued in January 1998, which vested immediately upon grant.

     During February 1998 and in connection with the Company's acquisition of certain franchise rights from LM Investors, Inc. (see Note 2), the Company granted one of the principals of the sellers (and a minority shareholder in the Company) the exclusive option to purchase franchise rights in five specifically identified geographic areas. These options expire at various times from 12 to 42 months after the February 1998 acquisition date.

     In February 1998, the Company entered into an interest rate collar agreement with BankBoston, N.A., which involves the exchange of 30 day floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreement as an adjustment to interest expense. The agreement is a five year notional $42.5 million interest rate collar, whereby the Company receives interest on that notional amount to the extent 30 day LIBOR exceeds 6.25% per annum, and pays interest on that amount to the extent 30 day LIBOR is less than 5.43% per annum. This derivative financial instrument is being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its Revolving Credit Facility and its Securitization Facility, and is not held or issued for trading purposes.

     On July 27, 1998, the Company redesignated a portion of this hedge, no longer applicable to its Revolving Credit Facility, to anticipated transactions under the Securitization Facility. The Company adjusted the carrying value of the redesignated portion of the hedge from zero to its fair value based primarily on information from BankBoston, resulting in a $635,000 liability as of September 30, 1998 which is included with other long-term debt on the Company's balance sheet. The associated loss, which may never be realized due to the volatility of interest rates and the Company's intention not to terminate the interest rate collar agreement, has been deferred and is included in Other Assets. The unrealized loss related to the portion of the hedge designated to the Revolving Credit Facility and not reflected on the Company's balance sheet as of September 30, 1998 was approximately $565,000. The Company reevaluates the portion of the hedge designated to the Revolving Credit Facility and the Securitization Facility on a monthly basis.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In accordance with the guidance of SFAS No. 80, "Accounting for Futures Contracts", the Company has identified net proceeds from the Company's weekly sale of receivables under the Securitization Facility as anticipated transactions which will vary with high correlation to changes in the 30 day LIBOR interest rates that are the subject of the Company's interest rate collar agreement. Accordingly, the collar fixes within a certain range the variability in those net proceeds and is accounted for as a hedge in accordance with SFAS No. 80.

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

     For the three and nine months ended September 30, 1998, approximately nine percent of the Company's revenues were from PEO services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999. In addition, the Company is aware of pending litigation against that corporate employer regarding its use of PEO services. The Company has not determined what impact, if any, that the ultimate result of these developments will have on its financial position or results of operations.

     The Company is involved in litigation with regards to one of the service marks used in its operations. The Company believes that an adverse decision in the case would not have a material adverse effect on its financial condition or results of operations.

     Pursuant to the terms of a now inactive 401(k) plan (containing previous contributions still managed by the Company), highly compensated employees were not eligible to participate. However, as a result of administrative errors in 1996 and prior years, some highly compensated employees were inadvertently permitted to make elective salary deferral contributions. The Company has sought IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). There will be a penalty payable by the Company, associated with a correction under the VCAP, although the Company believes this penalty will be insignificant.


NOTE 6. RELATED PARTY TRANSACTIONS

     Effective August 31, 1998, certain Company shareholders owning franchises with a total of four locations entered into a buyout agreement with the Company. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company received an initial payment from the former franchisee. The Company will continue to receive payments from the former franchisee primarily based on the gross revenues of the formerly franchised locations for two years after the termination date. These terms were generally consistent with the terms of previous buyout agreements between the Company and unrelated third parties. In addition, the Company agreed to not compete (except by acquisition) for six months in the territories being bought out. During the three and nine months ended September 30, 1998, the Company recognized revenues of $717,360 and $1,004,338, respectively, from all franchises owned by shareholders of the Company, which includes royalties and payments under the buyout agreement.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 7. SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

         The consolidated statements of cash flows do not include the following noncash investing and financing transactions, except for the net cash paid for acquisitions:

                                                     Nine Months Ended September 30,
                                                   -----------------------------------
                                                       1998       `          1997
                                                   ------------          -------------
Acquisitions:
    Tangible and intangible assets acquired...     $ 41,471,006          $  25,067,375
    Liabilities assumed.......................       (1,457,643)               (54,455)
    Debt issued...............................      (11,396,332)            (3,627,920)
    Common stock issued.......................         (775,000)                    -
                                                   ------------          -------------

Net cash paid for acquisition.................     $ 27,842,031          $  21,385,000
                                                   ============          =============

Deferred loss on interest rate collar
    agreement.................................     $    635,000          $          --
                                                   ============          =============

Increase in property and equipment and
  long-term debt, primarily capitalized
  leases......................................     $         --          $     875,199
                                                   ============          =============

Debt to shareholders for distributions
  and amounts in connection with the
  Reorganization..............................     $         --          $   1,745,000
                                                   ============          =============

Shareholders' contribution to
    additional paid-in capital in
    connection with the Reorganization........     $         --          $   4,300,000
                                                   ============          =============


NOTE 8.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period, except those changes in equity resulting from investment by owners and distribution to owners. Comprehensive income (loss) totaled $1,511,934 and $93,458 for the three months ended September 30, 1998 and 1997, respectively, and $3,280,171 and $(1,047,067) for the nine months ended September 30, 1998 and 1997, respectively, and consists solely of the Company's net income (loss) for the respective periods.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 9.  PRO FORMA DATA

     Pro forma net income includes adjustments made to historical net income for pro forma income taxes computed as if the Company had been fully subject to federal and applicable state income taxes. The Company calculates pro forma earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". The pro forma weighted average shares outstanding used to calculate pro forma basic and diluted earnings (loss) per share were calculated as follows:

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                            -----------------------     -------------------------
                                                               1998         1997          1998             1997
                                                            ---------     ---------     ---------       ---------
Shares issued in connection with the Reorganization..       5,448,788     5,448,788     5,448,788       5,448,788

Equivalent shares represented by shares
   of common stock of certain subsidiaries
   purchased in the Reorganization...................              --            --            --          62,849

Shares sold by the Company in October 1997...........       3,000,000            --     3,000,000              --

Shares issued in connection with a February 1998
   Acquisition (see Note 2)..........................          57,809            --        51,245              --

Warrants exercised in May 1998.......................         151,316            --        84,803              --
                                                            ---------     ---------    ----------      ----------

Weighted average common shares - basic...............       8,657,913     5,448,788     8,584,836       5,511,637

Outstanding options and warrants to purchase common
   stock - remaining shares after assumed repurchase
   using proceeds from exercise......................       1,206,679     1,491,925     1,375,177              --
                                                            ---------     ---------     ---------      ----------

Weighted average common shares - diluted.............       9,864,592     6,940,713     9,960,013       5,511,637
                                                            =========     =========     =========       =========


     Certain of the outstanding options and warrants to purchase common stock were anti-dilutive for the three and nine month periods presented above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading national provider of human resource services focusing on the flexible industrial ("staffing") market through its Tandem division and on the professional employer organization ("PEO") market through its Synadyne division. To implement its growth strategies, the Company completed 36 acquisitions, primarily staffing companies, from January 1, 1995 through November 13, 1998. These acquisitions included 89 offices and collectively generated approximately $189.0 million in revenue for the twelve months preceding each acquisition. The Company acquired 30 of those offices in 1997 (the "1997 Acquisitions") and 41 of those offices in 1998 (the "1998 Acquisitions"). See "-Acquisitions" below. Due to these acquisitions, as well as new offices opened by the Company, during this period the number of Company-owned staffing and PEO offices increased from 10 to 127 and the number of metropolitan markets (measured by Metropolitan Statistical Areas, or MSAs) served by Company-owned locations increased from one to 45. In order to support its growth, the Company implemented new information systems, further developed back office capabilities and invested in other infrastructure enhancements.

     The Company's revenues are based on the salaries and wages of worksite employees. Staffing and PEO revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the staffing and PEO services. Because the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances. The Company's primary direct costs are (i) the salaries and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) health benefits and (iv) workers' compensation benefits and insurance.

RESULTS OF OPERATIONS

     Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management (the "Reorganization"). The historical operating results of the Company presented and discussed herein also include the historical operating results of those acquired companies for the periods noted. The following tables set forth, on an unaudited basis, the amounts and percentage of net revenues of certain items in the Company's consolidated statements of income for the indicated periods.


                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                      ------------------------      ------------------------
                                                        1998           1997           1998           1997
                                                      ---------      ---------      ---------      ---------
                                                             (In thousands, except employees and offices)
Net revenues:
Flexible industrial staffing ...................      $  81,763      $  60,197      $ 215,094      $ 143,496
PEO ............................................         67,397         57,553        182,760        161,073
Franchise royalties and other ..................          4,256          4,226         11,344         10,604
                                                      ---------      ---------      ---------      ---------
Total net revenues .............................      $ 153,416      $ 121,976      $ 409,198      $ 315,173
                                                      =========      =========      =========      =========
Gross profit ...................................      $  22,767      $  19,052      $  62,081      $  46,411
Selling, general and administrative
     expenses (1)...............................         19,154         15,741         53,640         40,303
                                                      ---------      ---------      ---------      ---------
Operating income ...............................          3,613          3,311          8,441          6,108
Net interest and other expenses (1) ............          1,646          3,107          4,125          7,838
                                                      ---------      ---------      ---------      ---------
Income (loss)  before provision (benefit) for
     income taxes ..............................          1,967            204          4,316         (1,730)
Pro forma income taxes (benefit) (1) ...........            455            111          1,036           (356)
                                                      ---------      ---------      ---------      ---------
Pro forma net income (loss) (1) ................      $   1,512      $      93      $   3,280      $  (1,374)
                                                      =========      =========      =========      =========
System Operating Data:
System Revenues (2) ............................      $ 176,562      $ 151,268      $ 473,517      $ 399,840
                                                      =========      =========      =========      =========
Number of employees (end of period) ............         37,100         32,400         37,100         32,400
                                                      =========      =========      =========      =========
Number of offices (end of period) ..............            174            162            174            162
                                                      =========      =========      =========      =========


                                                        Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                        ------------------      -----------------
                                                         1998         1997        1998        1997
                                                        -----        -----       -----       -----
Net revenues:
Flexible industrial staffing ...................         53.3%        49.4%       52.5%       45.5%
PEO ............................................         43.9         47.2        44.7        51.1
Franchise royalties and other ..................          2.8          3.4         2.8         3.4
                                                        -----        -----       -----       -----
Total net revenues .............................        100.0%       100.0%      100.0%      100.0%
                                                        =====        =====       =====       =====
Gross profit ...................................         14.8%        15.6%       15.2%       14.7%
Selling, general and administrative
  expenses (1)..................................         12.5         12.9        13.1        12.8
                                                        -----        -----       -----       -----
Operating income ...............................          2.4          2.7         2.1         1.9
Net interest and other expense (income) (1) ....          1.1          2.5         1.0         2.4
                                                        -----        -----       -----       -----
Income (loss) before provision (benefit) for
  income taxes .................................          1.3          0.2         1.1        (0.5)
Pro forma income taxes (benefit) (1) ...........          0.3          0.1         0.3        (0.1)
                                                        -----        -----       -----       -----
Pro forma net income (loss) (1) ................          1.0%         0.1%        0.8%       (0.4)%
                                                        =====        =====       =====       =====

----------
(1) For the eight week period ended February 21, 1997, the Company elected to be treated as a subchapter S corporation and, accordingly, the Company's income was taxed at the shareholder level. In addition, during that period, the Company paid compensation to the Company's founding shareholders and to the Company's President, Chief Executive Officer, and Chairman of the Board, who was also a shareholder of the Company ("Shareholder Compensation"). All of the compensation for the founding shareholders and a portion of the compensation for the Company's President was discontinued after the Reorganization. The discontinued Shareholder Compensation was $262,000 for the nine months ended September 30, 1997. During the three and nine months ended September 30, 1997, the Company recorded non-operating expense of approximately $0.6 million and $1.8 million, respectively, related to a put warrants valuation adjustment. The following table sets forth the amounts and the percentage of certain items in the Company's consolidated statements of income, with 1997 amounts and percentages adjusted for the above items as follows: (i) selling, general and administrative expenses excludes discontinued Shareholder Compensation;
     (ii) operating income excludes discontinued Shareholder Compensation and
     (iii) net income and earnings per share excludes discontinued Shareholder Compensation and the put warrants valuation adjustment and is calculated assuming the Company had been subject to federal and state income taxes and taxed as a C corporation during the period.


                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                  September 30,
                                                                      ----------------------         ---------------------
                                                                       1998           1997            1998          1997
                                                                      -------        -------         -------       -------
                                                                    (In thousands, except for percentages and per share data)
Selling general and administrative expenses, as adjusted...           $19,154        $15,741         $53,640       $40,042

As a percentage of net revenues............................             12.5%           12.9%           13.1%         12.7%

Operating income, as adjusted.............................            $3,613         $ 3,311         $ 8,441       $ 6,369

As a percentage of net revenues............................              2.4%            2.7%            2.1%          2.0%

Net income, as adjusted....................................           $1,512         $   626         $ 3,280       $   350

As a percentage of net revenues............................              1.0%            0.5%            0.8%          0.1%

Earnings per diluted share, as adjusted....................           $ 0.15         $  0.09         $  0.33       $  0.05

EBITDA, as adjusted........................................           $5,331         $ 4,517         $13,347       $ 9,524

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


--------------------------------------------------------------------------------

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

                                       Three Months Ended             Nine Months Ended
                                         September 30,                  September 30,
                                    ------------------------       -----------------------
                                      1998            1997            1998          1997
                                    --------        --------       ---------      --------
                                                         (In Thousands)
Company's net revenues ......       $153,416        $121,976        $409,198      $315,173
Less Company revenues from:
  Franchise royalties .......         (2,011)         (2,212)         (4,960)       (5,117)
  Services to franchisees ...         (5,968)         (8,173)        (19,043)      (25,176)
Add franchisees' net revenues         31,125          39,677          88,323       114,960
                                    --------        --------        --------      --------
 System revenues ............       $176,562        $151,268        $473,517      $399,840
                                    ========        ========        ========      ========

--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 1997

     NET REVENUES. Net revenues increased $31.4 million, or 25.8%, to $153.4 million in the three months ended September 30, 1998 ("Q3 1998") from $122.0 million in the three months ended September 30, 1997 ("Q3 1997"). This increase resulted from growth in staffing revenues in Q3 1998 of $21.6 million, or 35.8%, and PEO revenues growth of $9.8 million, or 17.1%, compared to Q3 1997. Staffing revenues increased due to (i) the 1998 Acquisitions and (ii) internal growth due to development of existing Company-owned locations and an increase in the number of Company-owned offices. The Company-owned staffing offices increased by 25 locations to 115 locations as of September 30, 1998. This increase was the result of the 38 additional locations acquired in the 1998 Acquisitions, partially offset by offices closed and consolidated into other Company-owned locations. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of worksite employees at certain existing PEO clients.

     System revenues, which include franchise revenues not earned by or available to the Company, increased $25.3 million, or 16.7%, to $176.6 million in Q3 1998 from $151.3 million in Q3 1997. The increase in system revenues was attributable to the $31.4 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of September 30, 1998 increased $6.8 million, or 33.3%, in Q3 1998 as compared to Q3 1997, but that increase was offset by a $15.4 million decrease in the same period resulting from other franchisees no longer operating. The result is a net decrease of franchise revenues of $8.6 million. The Company acquired and converted 29 franchise locations to Company-owned locations during 1997 and 1998 and also allowed the early termination of franchise agreements (in order to allow the Company's development of the related territories) related to another 28 locations in 1997 and 1998. At the time the Company agrees to terminate a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from the former franchisees based on the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchisee or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total royalties reported by the Company.

     GROSS PROFIT. Gross profit (margin) increased $3.7 million, or 19.5%, to $22.8 million in Q3 1998 from $19.1 million in Q3 1997. Gross profit as a percentage of net revenues decreased to 14.8% in Q3 1998 from 15.6% in Q3 1997.

     Gross profit margin percent for the Company's staffing operations decreased to 22.0% in Q3 1998 from 23.4% in Q3 1997, primarily due to the impact of (i) the increased wages necessary to recruit staffing employees in areas of historically low unemployment, (ii) continued execution of a strategy to obtain larger contracts which have higher per hour billing and pay rates but lower gross profit margin percentages and (iii) an increase in the minimum wage on September 1, 1997, for which the Company increased billing rates without a related profit increase. The proportion of the larger contracts discussed above was relatively more significant in Q3 1998 as compared to the first two quarters of the year. Gross profit per hour was approximately nine cents lower in Q3 1998 than in Q3 1997, although approximately three cents of that decrease was due to the September 1997 minimum wage increase. The Company anticipates these factors will continue to affect margins from staffing operations, although in many cases the Company expects the impact to be offset by lower selling, general and administrative expenses (measured as a percentage of gross profit) due to the economies of scale in servicing larger contracts.

     PEO margin percent decreased to 3.1% in Q3 1998 from 3.6% in Q3 1997, primarily because of the payment to a client's employee of a one-time bonus on which no margin was earned by the Company and a one-time increase in workers' compensation expense due to pre-1997 claims. Since 1997, the Company has purchased caps on the potential annual liability for workers' compensation claims and it accrues a liability and expense equal to that cap. For claims which arose prior to 1997, management used estimates from an independent third-party administrator and applied industry standard development factors to establish an appropriate reserve; however during Q3 1998 reserves for a few of those claims increased beyond the reserves calculated in this manner.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $3.5 million, or 21.7%, to $19.2 million in Q3 1998 from $15.7 million in Q3 1997. This increase was primarily a result of operating costs related to the 1998 Acquisitions and sales costs associated with increased staffing volume at existing locations and the 1997 Acquisitions. Total direct operating costs associated with the 1998 Acquisition locations were $2.7 million in Q3 1998, not including indirect costs incurred by the Company for infrastructure to support the larger customer base.

     SG&A, expressed as a percentage of gross profit, was 84.1% for Q3 1998 as compared to 82.6% for Q3 1997. However, the Q3 1998 percentage represents a decline from 89.4% for the first quarter of 1998 and 86.3% for the second quarter of 1998, which the Company attributes to improved leverage of its fixed costs over the increased revenue and gross profit base and the lower cost of servicing larger customers. As a percentage of net revenues, SG&A also decreased, to 12.5% in Q3 1998 from 12.9% in Q3 1997.

     NET INTEREST AND OTHER EXPENSE . Net interest and other expense decreased by $1.5 million, to $1.6 million in Q3 1998 from $3.1 million in Q3 1997. This decrease was primarily due to a $0.9 million reduction in interest expense, arising from a decrease in total debt outstanding and a decrease in the average interest rate which resulted from the Company's October 1997 IPO, plus non-operating expense in Q3 1997 of $0.6 million attributable to a put warrants valuation adjustment, with no corresponding item in Q3 1998.

     NET INCOME (LOSS). Net income (loss) increased by $1.4 million, to $1.5 million in Q3 1998 from $0.1 million in Q3 1997. This increase was primarily due to the $1.5 million decrease in net interest and other expense discussed above and an increase of $0.3 million in operating income as a result of increases in net revenues and gross profit discussed above, partially offset by the related income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     NET REVENUES. Net revenues increased $94.0 million, or 29.8%, to $409.2 million in the nine months ended September 30, 1998 ("YTD 1998") as compared to the nine months ended September 30, 1997 ("YTD 1997"). This increase resulted from growth in staffing revenues in YTD 1998 of $71.6 million, or 49.9%, and PEO revenues growth of $21.7 million, or 13.5%, compared to YTD 1997. Staffing revenues increased due to (i) the 1998 Acquisitions, (ii) the 1997 Acquisitions (which were primarily consummated in late February and March) and (iii) internal growth due to development of existing Company-owned locations and an increase in the number of Company-owned offices. The Company-owned staffing offices increased by 25 locations to 115 locations as of September 30, 1998. This increase was the result of the 38 additional locations acquired in the 1998 Acquisitions, partially offset by offices closed and consolidated into other Company-owned locations. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of worksite employees at certain existing PEO clients.

     System revenues, which include franchise revenues not earned by or available to the Company, increased $73.7 million, or 18.4%, to $473.5 million in YTD 1998 from $399.8 million in YTD 1997. The increase in system revenues was attributable to the $94.0 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of September 30, 1998 increased $18.0 million, or 34.8%, in YTD 1998 as compared to YTD 1997, but that increase was offset by a $44.6 million decrease in the same period resulting from other franchisees no longer operating. The result is a net decrease of franchise revenues of $26.6 million. The Company acquired and converted 29 franchise locations to Company-owned locations during 1997 and 1998 and also allowed the early termination of franchise agreements (in order to allow the Company's development of the related territories) related to another 28 locations in 1997 and 1998.

     GROSS PROFIT. Gross profit (margin) increased $15.7 million, or 33.8%, to $62.1 million in YTD 1998, from $46.4 million in YTD 1997. Gross profit as a percentage of net revenues increased to 15.2% in YTD 1998 from 14.7% in YTD 1997. This increase was primarily due to the significantly higher growth rate for staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In YTD 1998, PEO operations generated gross profit margins of 3.7% as compared to gross profit margins of 22.5% generated by staffing operations.

     Gross profit margin percent for the Company's staffing operations decreased to 22.5% in YTD 1998 from 23.6% in YTD 1997, primarily due to the impact of (i) the increased wages necessary to recruit staffing employees in areas of historically low unemployment, (ii) continued execution of a strategy to obtain larger contracts which have higher per hour billing and pay rates but lower gross profit margin percentages and (iii) an increase in the minimum wage on September 1, 1997, for which the Company increased billing rates without a related profit increase. Gross profit per hour was approximately thirteen cents lower in YTD 1998 than in YTD 1997, although approximately seven cents of that decrease was due to the September 1997 minimum wage increase. The Company anticipates these factors will continue to affect margins from staffing operations, although in many cases the Company expects the impact to be offset by lower selling, general and administrative expenses (measured as a percentage of gross profit) due to the economies of scale in servicing larger contracts.

     PEO margin percent increased to 3.7% in YTD 1998 from 3.4% in YTD 1997 primarily due to an increase in the percentage of total PEO revenues related to PEO services provided to industrial staffing clients. The gross profit margin percentage for PEO services provided to industrial staffing clients is higher than the gross profit margin from most other PEO clients, although the gross profit amount per employee is relatively consistent. An industrial staffing employee generally receives lower wages and benefits than other PEO employees and the Company receives correspondingly lower revenue. See "-General" above for a discussion of the effect of these costs on the Company's revenue calculation.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $13.3 million, or 33.1%, to $53.6 million in YTD 1998 from $40.3 million in YTD 1997. This increase was primarily a result of operating costs related to the 1998 and 1997 Acquisitions and sales costs associated with increased staffing volume at existing locations and, for part of the year, the 1997 Acquisitions. Total direct operating costs associated with the 1998 Acquisition locations and the 1997 Acquisition locations (for the portion of 1998 for which there was no corresponding 1997 activity) were $7.9 million in YTD 1998, not including indirect costs incurred by the Company for infrastructure to support the larger customer base.

     SG&A, expressed as a percentage of gross profit, decreased to 86.4% for YTD 1998 from

86.8% for YTD 1997. The Company attributes this decline to improved leverage of its fixed costs over the increased revenue and gross profit base and the lower cost of servicing larger customers. As a percentage of net revenues, SG&A increased to 13.1% in YTD 1998 from 12.8% in YTD 1997. In addition to the items previously discussed, this percentage increase was also due to the significant increase in 1998 of the staffing revenues in proportion to total Company revenues. The staffing operations have higher associated SG&A (as a percentage of revenues) than PEO operations.

     NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased by $3.7 million, to $4.1 million in YTD 1998 from $7.8 million in YTD 1997. This decrease was primarily due to a $1.9 million reduction in interest expense, arising from a decrease in total debt outstanding as well as a decrease in the average interest rate which resulted from the Company's October 1997 IPO., plus non-operating expense in YTD 1997 of $1.8 million attributable to a put warrants valuation adjustment, with no corresponding item in YTD 1998.

     NET INCOME (LOSS). Net income (loss) increased by $4.7 million, to $3.3 million in YTD 1998 from a $1.4 million loss in YTD 1997. This increase was primarily due to the $3.7 million decrease in interest and other expense discussed above and an increase of $2.3 million in operating income as a result of increases in sales and gross profit discussed above, partially offset by the related income taxes.

ADDITIONAL OPERATING INFORMATION

     Flexible Industrial Staffing:

     Net revenues from the Company's staffing services increased $71.6 million, or 49.9%, to $215.1 million for YTD 1998 from $143.5 million for YTD 1997. This increase represented an increasing share of the Company's total net revenues, to 52.5% for YTD 1998 from 45.5% for YTD 1997, reflecting the Company's focus on growth of these staffing operations through acquisitions as well as new office openings. The Company expects this focus to continue for the foreseeable future.

     Gross profit from the Company's staffing services increased $14.5 million, or 42.8%, to $48.4 million for YTD 1998 from $33.9 million for YTD 1997. This represented an increasing share of the Company's total gross profit, to 77.9% for YTD 1998, from 73.0% for YTD 1997. The Company's staffing division generates significantly higher gross profit margins than its PEO division. The higher staffing division margin reflects compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

     PEO:

     Net revenues from the Company's PEO services increased $21.7 million, or 13.5%, to $182.8 million for YTD 1998 from $161.1 million for YTD 1997. Because of the lower growth rate in PEO revenues as compared to staffing, this represented a decreasing share of the Company's total net revenues, to 44.7% for YTD 1998 from 51.1% for YTD 1997, reflecting the Company's greater focus on growth of its flexible industrial staffing operations during this period as well as conditions that resulted in changes made in the PEO management structure and marketing approach, beginning in 1997. The Company expects that PEO sales growth will continue at its present rate during 1998 and 1999. During the third quarter of 1998, the Company terminated or commenced negotiations to terminate the three existing Synadyne franchise agreements and suspended sales of additional Synadyne franchises, pending its overall determination of the best mix of all PEO distribution channels, including franchising.

     Approximately 21% of the Company's YTD 1998 PEO revenues were from services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999. In addition, the Company is aware of pending litigation against that corporate employer regarding its use of PEO services. The Company has not determined what impact, if any, that the ultimate result of these developments will have on its financial position or results of operations.

     Gross profit from the Company's PEO services increased $1.2 million, or 21.5%, to $6.7 million for YTD 1998 from $5.5 million for YTD 1997. Because of the lower gross profit percentage from PEO as compared to staffing, as well as the lower growth rate in PEO revenues as compared to staffing, this represented a decreasing share of the Company's total gross profit, to 10.8% for YTD 1998 from 11.9% for YTD 1997.

     Franchise and Other:

     Net revenues from the Company's franchise and other services increased $0.7 million, or 7.0%, to $11.3 million for YTD 1998 from $10.6 million for YTD 1997. This increase represented a decreasing share of the Company's total net revenues, to 2.8% in YTD 1998 from 3.4% for YTD 1997, reflecting the Company's greater focus on growth of its Company-owned staffing operations during this period, including the Company's conversion of 28 franchise locations to Company-owned locations and the termination of franchise agreements related to another 27 locations. The Company expects to continue to convert franchise locations to Company-owned locations in strategic markets or to allow terminations of franchise agreements in key markets, subject to the Company's ability to negotiate these acquisitions or terminations on acceptable terms. The Company also expects to continue to sell new franchises in smaller, less populated geographic areas, subject to, among other factors, the success of the Company's marketing efforts in this regard.

     Gross profit from the Company's franchise and other services of $7.0 million for YTD 1998 was unchanged from YTD 1997. As a result, this area represented a decreasing share of the Company's total gross profit, to 11.3% for YTD 1998 from 15.1% for YTD 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds for working capital and other needs are a $34.0 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Facility") and a $50.0 million accounts receivable securitization facility with a BankBoston affiliate.

     Effective July 27, 1998, the Company entered into a five year financing arrangement under which it can sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1/P-1 rated commercial paper (the "Securitization Facility"). Under this arrangement, the Company receives cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which are adjusted on a monthly basis based on collection experience and other defined factors. There is no recourse to the Company for the initial funds received. Amounts collected in excess of the reserves are retained by the Company. The Company's interest rate, payable on the balance of the outstanding commercial paper, is determined by prevailing interest rates in the commercial paper market and was approximately 5.6% as of September 30, 1998. As of September 30, 1998, a $45.5 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

     The Securitization Facility contains certain minimum default, delinquency and dilution ratios with respect to the Company's receivables and requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51.0 million. A default under the Securitization Facility constitutes a default under the Revolving Credit Facility. The Liquidity Facility has been provided by the syndicate of commercial banks that participate in the Revolving Credit Facility for a one year term expiring July 26, 1999 at 0.375% per annum, and is expected to be renewed annually. Eagle may draw against the Liquidity Facility to fund cash shortfalls caused by an inability for any reason to issue commercial paper based on the Company's receivables. There is no recourse to the Company for amounts drawn under the Liquidity Facility, although such amounts would be repaid from and to the extent receivables sold by the Company were collected. Amounts drawn under the Liquidity Facility bear interest at the same rates incurred under the Revolving Credit Facility.

     Concurrent with the Securitization Facility, the Revolving Facility was amended, primarily to reduce the maximum amount available for borrowing from $85.0 million to $34.0 million and to extend the remaining term of the Revolving Facility to five years from the date of that amendment. Outstanding amounts under the Revolving Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of common stock of each of its subsidiaries. Amounts borrowed under the Revolving Facility bear interest at BankBoston's base rate or Eurodollar rate (at the Company's option) plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Facility). As of September 30, 1998, the Company had outstanding borrowings under the Revolving Facility of $19.8 million, bearing interest at an annualized rate of 7.9%. The Revolving Facility contains certain affirmative and negative covenants relating to the Company's operations.

     In February 1998, the Company entered into a five year notional $42.5 million interest rate collar agreement with BankBoston, N.A., whereby the Company receives interest on that notional amount to the extent 30 day LIBOR exceeds 6.25% per annum, and pays interest on that amount to the extent 30 day LIBOR is less than 5.43% per annum. This derivative financial instrument is being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its Revolving Credit Facility and its Securitization Facility, and is not held or issued for trading purposes. While it is not the Company's intention to terminate this instrument, BankBoston has informed the Company that the Company would have incurred a loss of approximately $1.2 million if the instrument were to have been terminated on September 30, 1998. This loss is not required to be and has not been recognized in the Company's results of operations.

     As of September 30, 1998, the Company had (i) bank standby letters of credit outstanding, in the aggregate amount of $9.4 million under a $15.0 million letter of credit facility (which is part of the Revolving Facility) to secure certain workers' compensation obligations already recorded as a liability on the Company's balance sheet; (ii) $11.7 million of promissory notes outstanding in connection with certain acquisitions, primarily bearing interest at rates from 4.0% to 7.25% per annum and payable during the next two years, and subordinated to the repayment of the Revolving Facility; (iii) obligations under capital leases for property and equipment in the aggregate amount of $2.3 million; and (iv) obligations under mortgages totaling $4.3 million.

     The Company's principal uses of cash are for wages and related payments to temporary and PEO employees, operating costs, acquisitions, capital expenditures, advances made to certain Tandem franchise associates to fund their payroll obligations and repayment of debt and interest thereon. For YTD 1998, cash provided by operations was approximately $47.0 million, compared with $13.6 million used in YTD 1997. The significant 1998 increase in cash from operations was due to the Company's sale of a significant portion of its trade accounts receivable under the Securitization Facility. Cash used in investing activities during YTD 1998 was approximately $30.6 million, principally expenditures of $27.9 million for acquisitions (primarily intangible assets), compared with $22.8 million in YTD 1997, primarily expenditures of $21.4 million for acquisitions. Cash used in financing activities during YTD 1998 was approximately $14.5 million, comprised primarily of $14.0 million in net repayments of the Revolving Facility and $3.5 million of repayments of long term debt, offset by an increase in outstanding checks over bank balance (i.e., bank overdraft) of $3.4 million. The net reduction of the Revolving Facility balance during 1998 was primarily due to the Company's application of proceeds received from the sale of its trade accounts receivable under the Securitization Facility. Cash provided by financing activities during YTD 1997 was approximately $36.4 million, comprised primarily of $22.6 million net proceeds from senior notes and warrants and $30.4 million from borrowings under the Revolving Facility, offset by payments of $14.4 million in connection with the Reorganization and $2.1 million of repayments of long-term debt (net of note repayments from related parties).

     One of the key elements of the Company's strategy is expansion through acquisitions, which will require significant sources of financing. These financing sources include cash from operations, seller financing, bank financing and issuances of the Company's common stock. The Company will monitor equity market conditions in order to determine when the sale of additional shares of its common stock is appropriate. Until then, the Company expects to continue to fund its acquisition strategy primarily with the Revolving Facility, subject to an increase in the limit of that facility from $34.0 million to $58.7 million which is being actively negotiated. The Company is also actively negotiating an increase in the Securitization Facility from $50.0 million to $65.3 million. The Company's previous acquisitions have been primarily in the industrial staffing area, and the Company expects this trend to continue due to the more favorable pricing for those businesses (as a multiple of EBITDA) as compared to PEO businesses. See Note 2 to the Company's Consolidated Financial Statements.

     The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 45 to 50 days from the presentation date of the invoice. As new staffing offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash to fund operations. The Company pays its PEO employees on a weekly, bi-weekly, semi-monthly or monthly basis for their services, and currently receives payments on a simultaneous basis from approximately 90% of its existing customers.

     The Company anticipates spending up to approximately $4.0 million during the next twelve months for new staffing locations, improvements to its management information and operating systems, upgrades of existing and acquired locations, and other capital expenditures. This amount does not include expenditures for potential staffing and acquisitions, which the Company believes could be at a similar magnitude to the recent historical rate over the next twelve months and will primarily be for goodwill and other intangible assets.

     The Company believes that funds provided by operations, including sales of accounts receivable under the Securitization Facility, borrowings under the Revolving Facility and current cash balances will be sufficient to meet its presently anticipated needs for working capital and capital expenditures, not including new acquisitions, for the next twelve months. Significant new acquisitions will require expanded or new borrowing facilities, issuance of common stock and/or additional debt or equity offerings. The ability of the Company to make significant future acquisitions is also subject to the Company's ability to successfully negotiate more flexible leverage (e.g., debt to EBITDA) covenants compared to those presently contained in the Revolving Facility and/or the Company's ability to finance future acquisitions by issuance of its common stock rather than the debt financing primarily used by the Company for previous acquisitions. There can be no assurance that additional capital will be available to the Company on acceptable terms.

 ACQUISITIONS

     During 1995, the Company made four flexible industrial staffing acquisitions with five offices and approximately $7.0 million in revenues for the twelve months preceding the acquisition ("annual historical revenue"). During 1996, the Company made five flexible industrial staffing acquisitions with 13 offices and approximately $16.0 million in annual historical revenue. During 1997, the Company made eight flexible industrial staffing acquisitions with 30 offices and approximately $61.0 million in annual historical revenue. From January 1, 1998 through September 30, 1998, the Company made 16 flexible industrial staffing acquisitions with 38 offices and approximately $93.0 million in annual historical revenue. These acquisitions have resulted in a significant increase in goodwill and other intangible assets which has resulted and will continue to result in increased amortization expense. In addition, the amount of these intangible assets as a percentage of the Company's total assets and shareholders' equity has increased significantly and while the net unamortized balance of intangible assets as of September 30, 1998 is not considered to be impaired, any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations. See Note 2 to the Company's Consolidated Financial Statements.

SEASONALITY

     The Company's quarterly results of operations reflect the seasonality of higher customer demand for industrial staffing services in the last two quarters of the year, as compared to the first two quarters. In 1998, the seasonal increase in industrial staffing revenue has been lower than that experienced in prior years, which the Company attributes to slower economic activity in U.S. manufacturing and distribution, and expects this slower seasonal increase to continue through the fourth quarter of 1998. Even though there is a seasonal reduction of industrial staffing revenues in the first quarter of a year as compared to the fourth quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses proportionally because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as industrial staffing revenues although the net income contribution of PEO revenues expressed as a percentage of sales is significantly lower than the net income contribution of industrial staffing revenues. As a result of the above factors, the Company traditionally experiences operating income in the first quarter of a year that is significantly less than (i) the fourth quarter of the preceding year and (ii) the subsequent three quarters of the same year.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Throughout the periods discussed above, the increases in revenues have resulted primarily from higher volumes, rather than price increases.

YEAR 2000 ISSUE

     As many computer systems, software programs and other equipment with embedded chips or processors (collectively, "Information Systems") use only two digits rather than four to define the applicable year, they may be unable to process accurately certain data, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue concerns not only Information Systems used solely within a company but also concerns third parties, such as customers, vendors and creditors, using Information Systems that may interact with or affect a company's operations.

     The Y2K issue can affect the Company's flexible staffing and PEO operations, including, but not limited to, payroll processing, cash and invoicing transactions, and financial reporting and wire transfers from and to the Company's banking institutions. In 1996, the Company initiated a conversion of the primary software being used in its flexible staffing and PEO operations, as well as its corporate-wide accounting and billing software. Although this conversion was undertaken for the primary purpose of achieving a common data structure for all significant Company applications as well as enhancing processing capacity and efficiency, it also will result in software that properly interprets dates beyond the year 1999 ("Year 2000 Compliant").

     The Company's State of Readiness:

     The Company has implemented a Y2K readiness program with the objective of having all of the Company's significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of the Company's readiness program was to identify the internal Information Systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete. All operating divisions have identified the Information Systems that may require remediation or replacement and established priorities for repair or replacement. Those Information Systems considered most critical to continuing operations are being given the highest priority. The second component of the Y2K readiness program involves the actual remediation and replacement of Information Systems. The Company is using both internal and external resources to complete this process. Information Systems ranked highest in priority, such as the corporate accounting and billing software, have either been remediated or replaced or scheduled for remediation or replacement. The Company's objectives are to complete substantially all remediation and replacement of internal Information Systems by March 1999, and to complete final testing and certification for Y2K readiness by June 1999.

     As to the third component of the Y2K readiness program, the Company has identified its significant customers, vendors and creditors that are believed, at this time, to be critical to business operations subsequent to January 1, 2000, and steps are underway to reasonably ascertain their respective stages of Y2K readiness through the use of questionnaires, interviews, on-site visits and other available means. The Company will take appropriate action based on those responses, but there can be no assurance that the Information Systems provided by or utilized by other companies which affect the Company's operations will be timely converted in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

     Risks:

     If needed remediations and conversions to the Information Systems are not made on a timely basis by the Company or its materially-significant customers or vendors, the Company could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's operations, liquidity or financial condition. Although not anticipated, the most reasonably likely worst case scenario in the event the Company or its key customers or vendors fail to resolve the Y2K issue would be an inability on the part of the Company to perform its core functions of payroll administration, tax reporting, unemployment and insurance claims filings, billing and collections, and health benefits administration. Factors which could cause material differences in results, many of which are outside the control of the Company, include, but are not limited to, the Company's ability to identify and correct all relevant computer software, the accuracy of representations by manufacturers of the Company's Information Systems that their products are Y2K compliant, the ability of the Company's customers and vendors to identify and resolve their own Y2K issues and the Company's ability to respond to unforeseen Y2K complications.

     Contingency Plans:

     While the Company continues to focus on solutions for Y2K issues, and expects to be Y2K compliant in a timely manner, the Company, concurrently with the Y2K readiness measures described above, has established a Y2K project team whose mission is to develop contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. The Company's Y2K project team, consisting of personnel from management, information systems/technology and legal areas, is in the process of developing such plans and the cost estimates to implement them. Contingency plans may include purchasing or developing alternative software programs, the purchase of computer hardware and peripheral equipment, and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. The Y2K project team expects to conclude the development of these contingency plans by December 31, 1998.

     Y2K Costs:

     The total cost to the Company of these Y2K compliance activities has not been and is not anticipated to be material to the Company's business, results of operations or financial condition. The costs and time necessary to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates.

     The Company has capitalized and will continue to capitalize the costs of purchasing and developing new Y2K compliant Information Systems, most of which had been incurred as of September 30, 1998, but will expense the costs of the modifications to existing software made solely for purposes of Y2K compliance, most of which will be incurred during 1998. Any remaining capitalized balance for Information Systems no longer utilized because of replacement by Y2K compliant Information Systems will be expensed at the time such hardware and software is replaced. The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued, which establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company intends to first implement SFAS No. 131 in its consolidated financial statements as of and for the year ended December 31, 1998, and will provide any required disclosures at that time.

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

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q are forward looking statements, including but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the Company's ability to resolve the Year 2000 issue and the related costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and trends identify forward looking statements. Such forward-looking statements involve known and unknown risks and are also based upon assumptions of future events, which may not prove to be accurate.

Therefore, actual results may differ materially from any future results expressed or implied in the forward looking statements. These known and unknown risks and uncertainties, include, but are not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of changing market and other conditions in the staffing industry, the ability of the Company to continue to grow, legal proceedings, including those related to the actions of the Company's temporary or leased employees, the availability and cost of credit, the Company's ability to raise capital in the public equity markets, the Company's ability to identify suitable acquisition candidates and to successfully negotiate and complete those acquisitions on favorable terms, the ability to successfully integrate past and future acquisitions into the Company's operations, the recoverability of the recorded value of goodwill and other intangible assets arising from past and future acquisitions, the general level of economic activity and unemployment in the Company's markets, specifically within the construction, manufacturing, distribution and other light industrial trades, increased price competition, changes in government regulations or interpretations thereof, particularly those related to employment, the continued availability of qualified temporary personnel, the financial condition of the Company's clients and their demand for the Company's services (which in turn may be affected by the effects of, and changes in, U.S. and worldwide economic conditions), collection of accounts receivable, the Company's ability to retain large clients, the Company's ability to recruit, motivate and retain key management personnel, the costs of complying with government regulations (including occupational safety and health provisions, wage and hour and minimum wage laws and workers' compensation and unemployment insurance laws) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations, changes in the workers' compensation, liability and other insurance markets, inclement weather, interruption, impairment or loss of data integrity or malfunction of information processing systems, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

     In addition, the market price of the Company's stock may from time to time be significantly volatile as a result of, among other things, the Company's operating results, the operating results of other temporary staffing and PEO companies, economic conditions, the proportion of the Company's stock available for active trading and the performance of the stock market in general.

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

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, including, but not limited to, (i) the Company's Registration Statement on Form S-1 (File No. 333-33443), including the "Risk Factors" section thereof, filed with the Securities and Exchange Commission on August 12, 1997, as amended by Amendments No. 1 through 3 thereto, and declared effective on October 23, 1997 and (ii) the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 2, 1998.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     In July 1998, Robert A. Lefcort, resigned as the Company's Executive Vice President and Secretary, and was appointed President of the Company's Synadyne division and the Company's Assistant Secretary. Mr. Lefcort replaced Benjamin J. Cueto, who resigned as President of Synadyne to pursue other interests. Brian M. Nugent was appointed as the Company's Secretary.

     On November 9, 1998, the board of directors elected Lawrence Chimerine, Ph.D. to the board of directors for a term expiring at the annual meeting of the shareholders in 2000. Dr. Chimerine, formerly Chairman, Chief Executive, and Chief Economist of Chase Econometrics, is currently Managing Director and Chief Economist at the Economic Strategy Institute in Washington, DC, President of Radnor International Consulting, Inc. located in Newton Square, Pennsylvania, and Senior Economic Advisor to the WEFA Group.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION
-------               -------------------

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

4.3       Shareholder Protection Rights Agreement(3)

4.6 Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership(1)

4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(1)

4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(1)

10.18 Third Amended and Restated Credit Agreement among OutSource International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston, Connecticut, as agent - Revolving Credit Facility dated as of July 27, 1998.(4)

10.34 Receivables Purchase and Sale Agreement dated July 27, 1998 among Outsource International, Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., and Outsource International of America, Inc., each as an originator, and Outsource Funding Corporation, as the buyer, and Outsource International, Inc., as the servicer.(4)

10.35 Receivables Purchase Agreement dated July 27, 1998 among Outsource Funding Corporation, as the seller, and EagleFunding Capital Corporation, as the purchaser, and BancBoston Securities, Inc., as the deal agent and Outsource International, Inc., as the servicer.(4)

10.36 Intercreditor Agreement dated July 27, 1998 by and among BankBoston, N.A., as lender agent; Outsource Funding Corporation, OutSource International, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and Outsource International of America, Inc., as originators; OutSource International, in its separate capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent.(4)

27        Financial Data Schedule

--------------------------------------------------------------------------------

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

(4) Incorporated by reference to the exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998.

--------------------------------------------------------------------------------

(b)       Reports on Form 8-K:

          The following reports were filed on Form 8-K during the quarter ended September 30, 1998:

          A Form 8-K/A dated July 28, 1998 related to the Company's acquisition of Mid-West Temps, Inc. and Resource Dimensions, Inc. The related Form 8-K was filed on May 29, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OUTSOURCE INTERNATIONAL, INC.


Date: November 13, 1998              By: /s/ Paul M. Burrell
                                         --------------------------------------
                                         Paul M. Burrell
                                         President, Chief Executive Officer
                                         and Chairman of the Board of Directors


Date: November 13, 1998              By: /s/ Scott R. Francis
                                         --------------------------------------
                                         Scott R. Francis
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date: November 13, 1998              By: /s/ Robert E. Tomlinson
                                         --------------------------------------
                                         Robert E. Tomlinson
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                    Description
-----------                    -----------

27                       Financial Data Schedule