Form 10-K
period 1998-12-31
OUTSOURCE INTERNATIONAL INC
filed 1999-03-31
CIK 1013316

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

For the fiscal year ended December 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to ___________

                        Commission File Number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Florida                                                      65-0675628
-------                                                      ----------
(State or jurisdiction                                       (I.R.S. Employer
incorporation or organization)                               Identification No.)

1144 East Newport Center Drive, Deerfield Beach, Florida     33442
--------------------------------------------------------     -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (954) 418-6200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting Common Stock held by nonaffiliates as of March 19, 1999 was approximately $11.0 million (based upon the closing sale price of $3.75 per share on the Nasdaq Stock MarketSM on March 19, 1999).

         As of March 19, 1999, 8,657,913 shares of the Registrant's Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                          OUTSOURCE INTERNATIONAL, INC.

                                      INDEX


                                     PART I

                                                                                                              Page
                                                                                                              ----

Item 1 - Business ........................................................................................       2
Item 2 - Properties.......................................................................................      10
Item 3 - Legal Proceedings................................................................................      11
Item 4 - Submission of Matters to a Vote of Security Holders..............................................      11


                                     PART II

Item 5  - Market for Registrant's Common Equity and Related Stockholder Matters...........................      12
Item 6  - Selected Financial Data.........................................................................      13
Item 7  - Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................................      15
Item 7A - Quantitative and Qualitative Disclosures about Market Risk......................................      26
Item 8  - Financial Statements and Supplementary Data.....................................................      28
Item 9  - Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................................................      61

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant..............................................      61
Item 11 - Executive Compensation..........................................................................      61
Item 12 - Security Ownership of Certain Beneficial Owners and Management..................................      61
Item 13 - Certain Relationships and Related Transactions..................................................      61

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................      62

Signatures................................................................................................      65

Schedules.................................................................................................     S-1


         TANDEM (R), SYNADYNE (R) and OFFICE OURS (R) are registered trademarks of OutSource International, Inc. and its subsidiaries.

PART 1

ITEM 1 - BUSINESS

         Certain statements included in this and other sections of this Form 10-K are forward looking statements and the Company's actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, some of which are further discussed under the caption "Forward -Looking Statements: Certain Cautionary Statements" of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

GENERAL

         OutSource International, Inc. (the "Company") is a national provider of human resource services focusing on the flexible industrial staffing ("staffing") market through its Tandem division and on the professional employer organization ("PEO") market through its Synadyne division. The Tandem division recruits, trains and deploys temporary industrial personnel and provides payroll administration, risk management and benefits administration services to its clients. Tandem's clients include businesses in the manufacturing, distribution, hospitality and construction industries. Through its Synadyne division, the Company offers a comprehensive package of PEO services including payroll administration, risk management, benefits administration and human resources consultation to companies in a wide range of industries. In addition to the Tandem and Synadyne divisions, the Company operates an office clerical staffing division, Office Ours, with ten offices located primarily in Florida. As of March 19, 1999, the Company and its franchise associates operated 168 offices, with an estimated 37,000 employees in 44 states and the District of Columbia.

         As of March 19, 1999, the Tandem division provided approximately 27,000 staffing personnel daily through a nationwide network of 112 locations owned or leased by the Company (collectively identified as "Company-owned" offices) and 44 franchised offices. The Tandem division has approximately 17,000 clients and provides services to approximately 4,000 of such clients each day. Between 1996 and 1998, Company and franchise staffing revenues increased from $247.2 million to $410.7 million, a compound annual growth rate of approximately 29%. The Synadyne division, which began in 1994, has approximately 10,000 employees. The Company's PEO services are provided from the Company's national support center and another Synadyne office in Florida. Between 1996 and 1998, PEO revenues, excluding revenues from the provision of PEO services to Tandem franchisees, increased from $137.0 million to $228.1 million, also a compound annual growth rate of approximately 29%.

         While implementing its growth strategies, the Company completed 36 acquisitions, primarily staffing companies, from January 1, 1995 through March 19, 1999 - the last acquisition closed in October 1998. These acquisitions included 89 offices and collectively generated approximately $189.0 million in revenue for the twelve months preceding each acquisition (See "Acquisitions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations). Due to these acquisitions, as well as new offices opened by the Company, during this period the number of Company-owned staffing and PEO offices increased from ten to 124 and the number of metropolitan markets (measured by Metropolitan Statistical Areas, or MSAs) served by Company-owned locations increased from one to 50. In order to support its growth, the Company implemented new information systems, further developed back office capabilities and invested in other infrastructure enhancements.

         Staffing companies provide four basic services to clients: (i) flexible staffing; (ii) PEO services; (iii) placement and search; and (iv) outplacement. Based on information provided by the National Association of Temporary and Staffing Services, the National Association of Professional Employer Organizations and Staffing Industry Analysts, Inc., 1998 staffing industry revenues were approximately $85.4 billion. According to industry sources, flexible staffing firms and PEO firms employed approximately 5.0 million people per day, or approximately 3.9% of the entire United States workforce, in 1998. Over the last five years, the staffing industry has experienced significant growth, due largely to the utilization of temporary help across a broader range of industries as well as the emergence of the PEO sector.

         According to the National Association of Temporary and Staffing Services, the staffing industry grew from approximately $43.6 billion in 1996 to approximately $50.3 billion in 1998, or 15.4%. During that same period, the industrial staffing sector grew from approximately $13.9 billion to approximately $17.3 billion, or 24.5%. During 1998, the industrial staffing sector represented 34.4% of the staffing industry, compared to 31.8% during 1996. The Company believes that the industrial staffing market is highly fragmented and that in excess of 75% of industrial staffing revenues are generated by small local and regional companies.

         The PEO sector, the fastest growing sector within the staffing industry, comprised an estimated $21.6 billion, or approximately 25.3%, of estimated 1998 staffing industry revenues. This sector has grown at an estimated 30% compound annual rate over the last five years as small and medium size businesses (businesses with less than 500 employees) continued to realize time and cost savings associated with outsourcing human resources activities to PEOs. According to industry sources, less than 2% of small and medium size businesses in the United States utilize PEO services.

         The Company's operation of both a staffing division and a PEO division provides it with significant competitive advantages. Both Tandem and Synadyne offer a number of common services including payroll administration, risk management and benefits administration. The Company designs and administers these services through common facilities, personnel and information systems which give the Company the ability to develop and provide a wider range of services at lower costs than its primary competitors. In addition, the Company is able to provide a full spectrum of staffing services to its industrial clients ranging from a temporary employee for one day to comprehensive outsourcing of human resources functions through the Company's PEO division.

         See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - for information regarding acquisitions and other growth, revenues and other operating information for the Company's primary areas of operations, seasonality, and practices related to working capital items. See Note 14 to the Company's Consolidated Financial Statements for information regarding operating segment information.

         The Company's objective is to become the leading provider of staffing and PEO services in select geographic regions. To achieve this objective, the Company's strategy is to (i) provide a comprehensive package of single-source human resources services, (ii) continue to focus on under-served industrial staffing and PEO markets which provide high growth opportunities, (iii) geographically cluster offices to leverage economic efficiencies and maintain a stable employment base, (iv) increase market penetration through a combination of internal growth, acquisitions, franchising and strategic alliances, (v) continue to maximize operating efficiencies through integrated technology and back office support and, ultimately, (vi) to become the "Guardian Employer", whereby the Company will represent a critical mass of jobs within a defined geographic area enabling it to commit to permanent employment, over time, for its staffing and PEO employees.


COMPANY SERVICES

         The Company offers its clients a full array of staffing services through its Tandem and Synadyne divisions. Tandem focuses on meeting its clients' industrial staffing needs, targeting opportunities in that fragmented, rapidly growing market which has to date been under-served by large full service staffing companies. Significant benefits of Tandem's services include the client's ability to outsource the recruiting and many logistical aspects of meeting its staffing needs, as well as the benefits of converting the fixed cost of employees to the variable cost of outsourced services. Synadyne focuses on providing professional employer organization services to small and medium sized businesses (those with less than 500 employees), which achieves cost savings arising from the economies of scale associated with this outsourcing of human resources administration.

         Because the Company serves as the employer of record with respect to both PEO and staffing services, the Company provides certain common services to both of these markets, utilizing a common support system. The degree of utilization of these common services depends upon the needs of the clients and employees. Common services offered by both Tandem and Synadyne include:

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

      Aggregation of Statutory and Non-Statutory Employee Benefits. Employee benefits packages can include health care options, such as preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs"), and supplemental benefit programs such as dental care, vision care, prescription drugs, an employee assistance plan and life and disability insurance options. The Company offers multiple-employer retirement plans and cafeteria plans to its eligible employees and provides workers' compensation and unemployment insurance. Workers' compensation is a state-mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by the employee. Unemployment insurance is an insurance tax imposed by both federal and state governments.

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

      Human Resources Compliance Administration. Because the Company is the employer of record with respect to both flexible staffing and PEO services and assumes responsibility for compliance with many employment related regulations, it is prepared and trained to address compliance and regulatory issues inherent in an employment relationship. For example, the Company provides compliance administration services with respect to unemployment claims, workers compensation claims, and claims arising under the Fair Labor Standards Act. In addition, the Company assists its clients in understanding and complying with other employment-related requirements for which the Company does not assume responsibility.

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

      Proactive Human Resources Management Services. Synadyne PEO services are referred to by the Company as "Proactive Human Resources Management Services." PEO services are typically provided for an indefinite time frame, while staffing assignments are normally contracted for a definite period of time with the flexibility to meet ongoing business demands. In addition, staffing services are often bundled for one base fee, while PEO services are characterized by a base fee, plus additional fees for added services.

         As part of its base services in both the staffing and PEO markets, the Company conducts a human resources needs analysis for clients and client employees. Based on the results of that review, the Company recommends basic and additional services that the client should implement. Set forth below are examples of suggested services included within the Company's base service fee and other services provided on fee-for-service basis in the staffing and PEO sectors.



                                                       Staffing                       PEO
                                                       --------                       ---

Service                                                 Base Fee          Base Fee      Fee-For-Service
-------                                                 --------          --------      ---------------
o    Continuous H/R Review and Analysis                    X                  X
o    Screening                                             X                  X
o    Recruiting                                            X                                    X
o    Training                                              X                                    X
o    Workforce Deployment                                  X                                    X
o    Loss Prevention and Safety Training                   X                  X
o    Pre-employment Testing and Assessment                 X                                    X
o    Background Searches                                   X                                    X
o    Compensation Program Design                           X                                    X
o    Customized Personnel Management Reports               X                  X
o    Job Profiling, Description, Application               X                  X
o    Turnover Tracking and Analysis                        X                  X
o    Customer Service Training                             X                                    X



         The Company provides certain other services to its PEO clients on a fee-for-service basis that are also available to its staffing clients. These services include drug testing policy administration, outplacement assistance, relocation assistance, executive benefits, affirmative action plans, opinion surveys and follow-up analysis, exit interviews and follow-up analysis, management development skills workshops, team building programs, grammar and business correspondence skills workshops and management skills assessment.

OPERATIONS

         Because of the similarities in the type of services that the Company offers to its PEO and staffing clients, and due to technological and communication advances, many of these services are provided from the Company's national office and support center in Deerfield Beach, Florida.

         These services include payroll processing, tax reporting, unemployment claims, workers' compensation and other insurance claims, insurance procurement, health and other employee benefits administration, design and production of training programs and materials, accounting, billing and collections, customized management reporting, employee background checks, pre-employment testing, affirmative action plans, executive recruiting, executive benefits, compensation program design, and turnover tracking and analysis.

Tandem

         Tandem delivers its staffing services through a nationwide network of 112 Company-owned and 44 franchise recruiting and training centers. Most Company-owned recruiting and training centers are staffed with a manager, one or two service and recruiting coordinators, two to four staffing consultants, an office administrator and one to four clerical assistants. Some of the centers identified above as Company-owned are "vendor on premise" locations, where the Company has a permanent administrative presence at a client's worksite. The number of people in each of the positions will vary by the size of the recruiting and training centers and degree of penetration of their territory within the market.

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

Synadyne

         Synadyne delivers basic PEO services through client service teams consisting of human resource professionals and payroll and benefits specialists located in each of the two Florida markets the Company serves. The client service team is assigned as soon as the Company's account executive has secured the client, thus allowing the account executive to concentrate on sales of PEO services to additional clients. Although the client service teams have primary responsibility for servicing their assigned clients, they rely on the Company's national support center staff to provide advice in specialized areas such as workers' compensation, unemployment insurance and payroll processing. The client's principal contact within the client service team is the human resources professional, whose level of expertise is tailored to each client depending upon the nature and complexity of the client's business. The Company believes that its team approach ultimately results in maximum client satisfaction.

Sales and Marketing

         The Company markets its services through two primary marketing channels, direct sales and franchising. The Company believes this dual-channel approach allows the Company to quickly access a pool of skilled employees, develop regional brand awareness and ultimately become a market leader. The Company believes its compound annual revenue growth rate of approximately 42% from 1996 to 1998 demonstrates the success of this dual-channel approach. During 1998, the Company terminated the three existing Synadyne franchise agreements and suspended sales of additional Synadyne franchises, pending an overall determination of the best mix of all PEO distribution channels, including franchising. The Company continues to market its PEO business on a direct sales basis.

o Direct sales force. The Company believes there are significant differences in the initial sales process and sales cycle between staffing and PEO services sales. As a result, the Company markets these services through three distinct, highly trained sales forces that share a common profile. Staffing services are marketed through sales associates located in Company-owned Tandem offices nationwide. The Company's PEO services are marketed from the Company's national support center, which includes a telemarketing center, as well as through sales associates located in another Synadyne office in Florida. The Company's PEO sales associates focus on full service PEO clients while the telemarketing center staff concentrates on the Company's "small business" PEO clients (those with fewer than ten employees).

         Although the sales process and sales cycle are different between the staffing and PEO businesses, the method and philosophy that the Company employs in the selection, training and compensation of its sales force is very similar. It is the Company's philosophy to employ the best sales force available, and all of the Company's sales associates receive a competitive compensation package that includes, in some cases, commissions during the life of the client's relationship with the Company. All sales associates receive two weeks of initial classroom and on-the-job training and attend additional training sessions on a regular basis. The additional training is conducted by specialists and by sales managers of the respective divisions.

      Franchising. The Company offers franchising arrangements for its industrial staffing business. Under staffing franchising agreements, the Company grants the franchisee the exclusive right to operate under the Tandem trade name within a select geographic market in return for a royalty on staffing services rendered. The franchisee assumes the marketing costs and, as a result, the Company believes franchising is a cost-effective method of building regional brand awareness in secondary and tertiary markets. As of March 19, 1999, there were 44 Tandem franchise locations. The Company has franchised Synadyne and Office Ours on a limited basis in the past, but is not currently actively marketing these franchises, and as of March 19, 1999 no such franchises were active.

Clients

         The Tandem division has approximately 17,000 clients and provides services to approximately 4,000 of such clients each day. These clients represent a cross-section of the industrial sector, of which no single client represents more than 5% of the Company's total revenues. Tandem's clients include national companies such as Browning-Ferris Industries, Inc., Michelin Corporation, Toys "R" Us, Inc. and Waste Management, Inc., plus a number of regional companies.

         Synadyne provides PEO services to approximately 1,500 companies. These companies represent a diverse range of industries, including insurance and staffing. The Company's primary PEO client in the insurance industry is Allstate Insurance. The Company provides basic PEO services for approximately 2,700 Allstate agents, each of whom has selected the Company from among Allstate's approved providers. The Company's primary PEO clients in the staffing industry are its Tandem franchises, in that the Company provides basic PEO services to the employees of some of its franchises. For the year ended December 31, 1998, approximately 20% and 10% of the Company's total PEO revenues were attributed to services provided to Allstate Insurance and its agents and to Tandem franchises, respectively.

         The Company attempts to maintain diversity within its client base in order to decrease its exposure to downturns or volatility in any particular industry, but there can be no assurance that the Company will be able to maintain such diversity or decrease its exposure to such volatility. As part of this client selection strategy, the Company currently offers its services only to those businesses that operate in certain industries, eliminating industries that it believes present a higher risk of employee injury (such as roofing, excavation, chemical manufacturing and maritime). All prospective clients undergo a rigorous underwriting process to evaluate workers' compensation risk, group medical history, creditworthiness, unemployment history and operating stability. Generally, staffing clients do not sign long-term contracts.

         See Note 8 to the Company's Consolidated Financial Statements for additional information regarding significant customers and geographical concentration.

Competition

         The staffing market is highly fragmented, characterized by many small providers in addition to several large public companies, with at least one other public company focused primarily on industrial staffing. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of staffing providers are locally operated with fewer than five offices, many of the large public companies have significantly greater marketing, financial and other resources than the Company. Unlike the Company, almost all of these companies do not focus primarily on industrial staffing. The Company believes that by focusing primarily on industrial staffing, it enjoys a competitive advantage over many of its competitors that attempt to provide a broader range of temporary employees. The Company also believes that by targeting regional and emerging companies, rather than the national companies that are generally being pursued by its competitors, it can also gain certain competitive advantages. The Company believes that there are several factors that must be met in order to obtain and retain clients in the staffing market. These factors include an adequate number of well located offices, an understanding of clients' specific job requirements, the ability to reliably provide the correct number of employees on time, the ability to monitor job performance, and the ability to offer competitive prices. To attract qualified industrial candidates for flexible employment assignments, companies must offer competitive wages, vacations and holiday pay, positive work environments, flexibility of work schedules, and an adequate number of available work hours. The Company believes it is highly competitive in these areas in the Chicago market and is reasonably competitive in the other markets in which it competes, although there can be no assurance that such competitive standing can be maintained in the future.

         Competition in the highly fragmented PEO sector is generally on a local or regional basis, and new competitors frequently enter the market. Several larger PEO competitors have completed initial public offerings during the past three years. The primary competitive factors in this sector are quality of service, choice and quality of benefits, reputation and price. The Company believes that name recognition, regulatory expertise, financial resources, risk management, and data processing capability distinguish leading PEOs from the rest of the industry and that the Company is competitive in all of these areas in the markets in which it competes. The Company's competitors include (i) in-house human resource departments, (ii) other PEOs and (iii) providers of discrete employment-related services such as payroll processing firms, commercial insurance brokers, human resource consultants and temporary help firms who might enter the PEO market. Some of these companies have greater financial and other resources than the Company. The Company believes that barriers to entry are increasing and are greater than those of the staffing business. Some of the barriers to entry include: (i) the complexity of the PEO business and the need for expertise in multiple disciplines, (ii) the number of years of experience required to establish experience ratings in key cost areas of workers' compensation, health insurance, and unemployment, (iii) the need for sophisticated management information systems to track all aspects of business in a high-growth environment and (iv) increased regulations and licensing requirements in many states.

Risk Management Program--Workers' Compensation

         The Company believes that careful client selection, pro-active accident prevention programs, and aggressive control of claims will result in reduced workers' compensation costs. The Company seeks to prevent workplace injuries by implementing a variety of training, safety, and mandatory drug-free workplace programs (including pre-employment screening, random testing, and post-accident drug monitoring) to ensure that safety awareness is heightened at the sites to which the Company sends its workers. Further, the Company insists that clients adhere to ongoing safety practices at the client worksites as a necessary condition to a continued business relationship.

         Each month, the risk management team, comprised of professionals from a variety of functional areas, reviews workplace accidents for the relevant period to determine the appropriate reserves. Each quarter, all cases are reviewed to reconcile the reserves, payments, and expected future costs for each case. The Company believes it has maintained adequate reserves for all of its workers' compensation claims. In addition, the Company has selected Special Risk Services for third-party claims administration and Novaeon Care Management for medical case management. Each vendor has established designated regional teams for the handling of the Company's workers' compensation claims. A Company in-house claims analyst manages each regional team. All claims arising within a given region are reported to the claims analyst who verifies the employment of the claimant and assigns the claim to Special Risk Services and Novaeon, for defense and/or processing. Together, the team of the in-house analyst, the third-party administrator and medical case manager aggressively follow each claim from its origin to its conclusion. See Note 1 to the Company's Consolidated Financial Statements for a description of the financial terms of the program.

Information Technology

         The Company believes that the effective use of technology to increase operational efficiency and enhance client service is a key factor in remaining competitive. The Company has developed, and continues to invest in, information support systems at its Company-owned and franchise locations, as well as the national office and support center. At the field level, custom developed systems support the day-to-day operational needs of both Tandem and Office Ours. Another specialized system provides support for Synadyne. At the national office and support center, centralized accounting, billing and reporting applications provide support for all of the operating divisions, including the Tandem and Office Ours field offices.

         In November 1996, the Company entered into a series of major projects to expand its information infrastructure and replace, or re-develop, many of its major operational systems in order to support future growth. The initial phase of the project was an installation of a Company-wide database management system that now provides consistency across all applications and allows information to move between applications. This allows for consolidated reporting and analysis across all of the Company's divisions.

         The second phase of the project, completed in February 1997, implemented an integrated financial management system for all accounting functions to streamline the central processing of billing and financial reporting. The third phase of the project, completed in November 1997, was the development of a state-of-the-art system to support Synadyne. Since no comprehensive, commercially available system exists for the PEO industry, the Company entered into a developmental agreement with F.W. Davison, a provider of human resource and benefit systems, to produce a system tailored to the needs of Synadyne. The final phase of the project, now in its final implementation phase, is the development of a new support system for the Tandem and Office Ours offices that uses a centrally based processing resource. Each field office is or will be connected to a central processor, via a FRAME relay network connection. This new system will be implemented in all Company-owned offices by May 31, 1999.


INDUSTRY REGULATION

Overview

         As an employer, the Company is subject to federal, state and local statutes and regulations governing its relationships with its employees and affecting businesses generally, including, in many respects, employees at client worksites. In addition, as a result of its PEO operations, the Company is affected by applicable licensing and other regulatory requirements and by uncertainty in the application of numerous federal and state laws relating to labor, tax and employment matters.

Uncertainty As To The Employer Relationship

         By entering into a co-employment relationship with worksite employees, the Company assumes certain obligations and responsibilities of an employer under federal and state laws. Many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment, and outsourcing arrangements, and do not specifically address the obligations and responsibilities of PEOs. Whether certain laws apply to the Company depends in many cases upon whether the Company is deemed to be an "employer" for purposes of the law. The definition of "employer" under these laws is not uniform and, therefore, the application of these laws to the Company's business is not always certain. In many cases, a person's status as an "employer" is determined by application of a common law test involving the examination of several factors to determine an employer/employee relationship. Uncertainty as to the application of certain laws governing "employer" relationships is particularly important to the Company in federal tax and employee benefit matters.

         Federal and State Employment Taxes. The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold; however, the IRS has formed an examination division market segment specialization program for the purpose of examining selected PEOs throughout the United States. Upon examination, the IRS may determine that a PEO is not the employer of the worksite employees under the provisions of the Internal Revenue Code of 1986, as amended (the "Code") applicable to federal employment taxes and, consequently, that the client companies are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees.

         A determination by the IRS that the Company is not the employer of the worksite employees may impact the Company's ability to report employment taxes for its own account rather than for the accounts of its clients and would increase administrative burdens on the Company's payroll service function. In addition, while the Company believes that it can contractually assume the client company's withholding obligations, in the event the Company fails to meet these obligations the client company may be held jointly and severally liable. The Company's management believes that the financial condition and reputation of the Company in the past has prevented this potential liability from discouraging prospective clients. There can be no assurance that the Company will be able to prevent this potential liability in the future.

         Employee Benefit Plans. The Company offers various benefit plans to its worksite employees. These plans include a multiple-employer retirement plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of the Company's employees. An IRS examination of the Company and/or a client company may determine that the Company is not the employer of worksite employees under Code provisions applicable to employee benefit plans. Consequently, the Company may not be able to offer worksite employees benefit plans that qualify for favorable tax treatment. If the IRS were to conclude that the Company is not the employer of its worksite employees for plan purposes, those employees could not continue to make tax favored contributions to the Company's multiple-employer retirement plans or cafeteria plan. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, employees' vested account balances may become taxable immediately, the Company would lose its tax deduction to the extent the contributions were not vested, the plan trust would become a taxable trust and penalties could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction, as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position, results of operations and liquidity. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

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

         The Company's ability to use comprehensive workers' compensation managed care techniques in its PEO operations depends in part on its ability to contract with or create networks of health care providers. The Company requires that injured workers use the Company's network of providers. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks that the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. See "--Risk Management Program--Workers' Compensation."

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

TRADEMARKS AND SERVICE MARKS

         The Company has registered the following marks with the United States Patent and Trademark Office: TANDEM, LABOR WORLD, LM LABOR WORLD in conjunction with globe logo, LABOR TECHNOLOGIES and Labor Technologies logo, OFFICE OURS, OFFICE HOURS PLUS, Office Ours clock logo, OUTSOURCE INTERNATIONAL THE LEADER IN HUMAN RESOURCES and design, SYNADYNE, and SYNADYNE--A PROFESSIONAL EMPLOYER and design. These marks all expire at various times from 2002 to 2007, but are renewable thereafter for ten year terms. The Company has applications pending before the United States Patent and Trademark Office for federal registration of the following marks: FIGURE OF A MAN IN BOX DESIGN, OUTSEARCH, PEOPLE PEOPLE COMMITTED TO PEOPLE, TANDEM and double oval design, and WE HAVE YOUR FUTURE IN MIND. In addition, the Company has registered the mark OUTSOURCE INTERNATIONAL - THE LEADER IN HUMAN RESOURCES in 26 states, which registrations expire at various times from 2002 to 2007, but are renewable. See Item 3 - Legal Proceedings.

         The Company has registered with the Office for Harmonization in the Internal Market (Trademark and Designs) for the European Community registration of the following marks: OFFICE OURS and SYNADYNE. The Company has one application pending with the European Community for the registration of the mark OUTSOURCE INTERNATIONAL. The Company also has registered with the Canadian Trademarks Office for the following marks: SYNADYNE and OFFICE OURS. The Company has one application pending with the Canadian Trademarks Office for registration of the mark OUTSOURCE INTERNATIONAL.

         The Company believes that all of its marks are important to its sales, marketing and financial operations.

CORPORATE EMPLOYEES

         As of December 31, 1998, the Company had 937 corporate employees, of whom 677 were employed in flexible staffing service operations, 60 were employed in PEO service operations, and 173 were employed in shared support services such as human resources, risk management, and information systems. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.


ITEM 2 - PROPERTIES

         The Company owns a 50,000 square foot office building in Deerfield Beach, Florida, which houses its national office and support center. The Company also owns small staffing office locations in Chicago, Illinois and Waukegan, Illinois and a condominium in Boca Raton, Florida. As of December 31, 1998 the Company also leased 131 facilities, primarily staffing office locations, with approximately 300,000 total square feet for an annual base rent of approximately $2.8 million. A portion of a warehouse and a staffing office location are leased from TMT Properties, Inc., a company controlled by Paul Burrell, the Company's President, Chief Executive Officer, and Chairman of the Board. The warehouse lease, which is on a month-to-month basis, and the staffing office lease, which expires in February 2002, each have rental obligations of approximately $2,000 per month. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty in replacing such facilities or locating additional facilities, if needed.

ITEM 3 - LEGAL PROCEEDINGS

         On March 21, 1997, Source Services Corporation ("SSC") filed a Petition to Cancel Registration with the Trademark Trial and Appeal Board in which SSC seeks cancellation of the Company's service mark "OutSource International - The Leader in Human Resources". SSC alleged that it has been using the service mark "Source" in various forms since 1986 and that the Company's use of the "OutSource" service mark violates various provisions of the Lanham Act On September 23, 1997, SSC filed an action in federal court seeking to enjoin the Company's use of the name "OUTSOURCE", cancellation by the court of the Company's "OutSource" service mark and damages. The Company and SSC have reached an agreement in principle to settle this matter, resulting in no substantive change to the Company's continued use of the "OutSource" service mark and without any effect on the Company's financial condition or results of operations.

          On November 12, 1997, an action was commenced against the Company in the Circuit Court for Oakland County, Michigan under the title Vervaecke vs. OutSource International, Inc., et al (Case No. 97-1283-CL). The complaint alleges state law claims of pregnancy/maternity discrimination and violations of the Family and Medical Leave Act as a result of an alleged demotion following the plaintiff's return from maternity leave. The complaint also asserts a claim for unpaid overtime based on both state law and the Fair Labor Standards Act. The case is presently in discovery and no trial date has been set. The Company believes the claims are without merit and is vigorously defending this action.

         On September 24, 1998, an action was commenced against OutSource International of America, Inc. ("OutSource America"), a wholly-owned subsidiary of the Company, in the United States District Court, Eastern District of Louisiana, under the title Corporate Personnel Services and Temps, Inc. v. OutSource International of America, Inc. (Case No. 85089). The complaint alleged breach of contract in connection with a purported services arrangement and sought damages of approximately $600,000. OutSource America filed an answer denying any breach of contract and moved to transfer the action to Florida. The motion for removal was granted and the case has been transferred to, and is now pending in, the Southern District of Florida, Fort Lauderdale division. The action is presently in discovery and no trial date has been set. The Company believes that the claim is without merit and the resolution of this lawsuit will not have a material adverse effect on its financial position or future operating results; however, no assurance can be given as to the ultimate outcome of this lawsuit.

         In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes will not have a material adverse effect on its financial position.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         The Company's $.001 par value common stock ("Common Stock") commenced trading on the NASDAQ National Market(R) under the symbol "OSIX" on October 24, 1997. There were approximately 77 holders of record of Common Stock as of March 19, 1999. This number does not include the number of shareholders whose shares were held in "nominee" or "street name", which the Company believes to be approximately 3,000 as of that date. The table below sets forth, for the period indicated, the high and low bid prices of the Company's Common Stock as reported by the NASDAQ Stock Market(R).

                                                                Bid Prices
                                                                ----------
                                                             High        Low
                                                             ----        ---
Fiscal Year 1997

   Fourth Quarter 1997(1)....................               $ 19.75   $ 10.13

Fiscal Year 1998

   First Quarter 1998........................               $ 25.00   $ 10.63
   Second Quarter 1998.......................               $ 24.25   $  7.75
   Third Quarter 1998........................               $ 11.13   $  3.50
   Fourth Quarter 1998.......................               $  5.69   $  3.25

----------------
(1) Prior to October 24, 1997, there was no public trading market for the Common Stock.


         On March 19, 1999, the closing price of the Company's Common Stock was $3.75 per share.

         The Company has never paid dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company and compliance with cash flow and other financial covenants contained in the Company's revolving credit facility with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Credit Facility"), as well as upon other factors that the Board of Directors may deem relevant.

Sales of Unregistered Securities

         In connection with the issuance of the senior subordinated promissory notes in February 1997, the Company issued 786,517 warrants (the "Initial Warrants") to the Senior Note Holders and placed 573,787 warrants (the "Additional Warrants") in escrow, pending release to either the Existing Shareholders or the Senior Note Holders, based upon the achievement by the Company of certain specified performance criteria. In April 1997, 180,891 Additional Warrants were released from escrow and distributed to the Existing Shareholders and the remaining 392,896 Additional Warrants were, as of March 21, 1999, available for release to the Senior Note Holders. Upon release from escrow, the Initial Warrants and the Additional Warrants are exercisable at a price of $.015 per share and expire on February 20, 2002. The Company has agreed to grant the holders of the Initial Warrants and Additional Warrants demand and piggyback registration rights. The securities were issued pursuant to Section 4(2) of the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

         The consolidated balance sheet data and consolidated statement of income data set forth below as of and for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company. The system operating data and other data have been derived from the Company's records. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto.

                                                                        Years ended December 31,
                                                                        ------------------------
                                                           1998       1997        1996        1995          1994
                                                           ----       ----        ----        ----          ----
                                                                (Dollars in thousands, except per share data)
Consolidated Statement of Income Data:

Net revenues.......................................     $565,394    $447,579     $280,171    $149,825      $80,647
Cost of revenues...................................      480,574     381,273      242,102     126,270       65,813
                                                        --------    --------     --------    --------      -------
Gross profit.......................................       84,820      66,306       38,069      23,555       14,834
Shareholders' compensation.........................            -         292        2,321       2,370        2,245
Amortization of intangible assets..................        3,684       1,853          424          41            -
Other selling, general and administrative expense..       69,168      53,752       29,841      17,688        9,008
                                                        --------    --------     --------    --------      -------
Operating income...................................       11,968      10,409        5,483       3,456        3,581
Net interest expense...............................        5,529       7,877        2,175       1,259          820
Other expense (income) (1).........................          (53)      1,821        1,448         (11)         (51)
                                                        --------    --------     --------    --------      -------
Income before provision (benefit)
  for income taxes and extraordinary item (2)......        6,492         711        1,860       2,208        2,812
Pro forma income taxes (3).........................        1,611         296          757         859        1,059
                                                        --------    --------     --------    --------      -------
Pro forma income before
 extraordinary item (2)(3).........................     $  4,881    $    415     $  1,103    $  1,349      $ 1,753
                                                        ========    ========     ========    ========      =======
Pro forma weighted average basic common
  shares outstanding (4)...........................        8,604       6,055        5,785       5,785        5,785
                                                        ========    ========     ========    ========      =======
Pro forma weighted average diluted common
  shares outstanding (4)...........................        9,919       7,320        5,844       5,785        5,785
                                                        ========    ========     ========    ========      =======
Pro forma basic earnings per share before
  extraordinary item...............................     $    .57    $    .07     $    .19    $    .23      $   .30
                                                        ========    ========     ========    ========      =======
Pro forma diluted earnings per share before
  extraordinary item...............................     $    .49    $    .06     $    .19    $    .23      $   .30
                                                        ========    ========     ========    ========      =======
Other Data (5):
EBITDA, as adjusted................................     $ 18,777    $ 14,871     $  9,027    $  6,258      $ 5,993
                                                        ========    ========     ========    ========      =======
Net income, as adjusted............................     $  5,022    $  2,139     $  3,220    $  2,586      $ 2,947
                                                        ========    ========     ========    ========      =======
Pro forma diluted earnings per share, as adjusted..     $    .51    $    .29
                                                        ========    ========

System Operating Data:
System Revenues (6)................................     $647,301    $555,802     $389,314    $242,681     $151,408
                                                        ========    ========     ========    ========      =======
Number of employees (end of period)................       36,000      32,000       23,000      16,200       12,200
Number of offices (end of period)..................          165         163          150         109           67

                                                                             As of December 31,
                                                                             ------------------
                                                          1998        1997         1996        1995          1994
                                                          ----        ----         ----        ----          ----

                                                                   (Dollars in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)..........................     $ (8,699)   $ 33,651      $(3,172)    $ 1,540       $1,596
Total assets.......................................      112,002     105,743       55,877      24,708       13,791
Revolving Credit Facility and line of credit.......       20,980      33,800        9,889       6,468        4,827
Long-term debt to related parties,
 less current maturities...........................          745           -        2,403           -            -
Other long-term debt, less current maturities......        9,257       7,737       10,874       2,815        2,713
Other non-current liabilities......................        1,050           -            -           -            -
Total shareholders' equity.........................       44,588      40,778        4,495       3,603        2,701


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

(2) As a result of the use of the proceeds of the Offering to repay the full balance of the Senior Notes, the Company recorded an extraordinary loss in 1997 of approximately $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes. As a result of the reduction of the income tax benefit included in the 1997 extraordinary loss and related to the release of certain put warrants in 1998, the Company recorded an extraordinary loss of approximately $1.4 million in 1998. See Note 4 to the Company's Consolidated Financial Statements.

(3) On February 21, 1997, a reorganization was consummated in which nine companies under common ownership and management became wholly-owned subsidiaries of the Company (the "Reorganization"). Prior to the Reorganization, each of the Subsidiaries elected to be a subchapter S corporation and, accordingly, were not subject to income taxes; therefore, there is no provision for income taxes for periods prior to the Reorganization. Pro forma income taxes and net income have been computed as if the Company had been fully subject to federal and applicable state income taxes for such periods. The Company recognized a one-time tax benefit of $429,000 as a result of the termination, at the time of the Reorganization, of the Subsidiaries' elections to be treated as S corporations. This benefit is reflected in the historical results of operations for the year ended December 31, 1997, but has been removed from the pro forma results presented for that period.

(4) Basic shares outstanding includes (a) the 5,448,788 shares of Common Stock issued in connection with the Reorganization, (b) for the periods prior to the Reorganization, the equivalent number of shares (336,430) of Common Stock represented by the shares of Common Stock of the Subsidiaries purchased from certain shareholders for cash and notes in the Reorganization (c) for the periods after the Offering, the sale by the Company of 3,000,000 shares of Common Stock and (d) for 1998, 154,733 shares representing the weighted average of 209,125 shares issued and warrants exercised during the year. Diluted shares outstanding include the above plus all outstanding options to purchase Common Stock and Warrants calculated using the treasury stock method. See Notes 1, 10 and 13 to the Company's Consolidated Financial Statements.

(5) The other data is presented to reflect the Company's historical results of operations, before extraordinary items and adjusted to reflect (a) the elimination of the amount of compensation expense ($0, $0.3 million, $2.0 million, $2.0 million, and $1.9 million for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively) for the Company's founding shareholders and for the Company's President, Chief Executive Officer, and Chairman of the Board, who is also a shareholder of the Company, which is in excess of the compensation for such individuals subsequent to the Reorganization; (b) the elimination of $1.4 million of unusual charges in the year ended December 31, 1996 and $1.8 million of non-operating expense arising from the 1997 Put Warrants Valuation Adjustment, both discussed in
      Note 1 above; and (c) income taxes computed as if the Company had been subject to federal and applicable state income taxes for such periods. This adjusted computation of income taxes excludes a $141,000 expense included in the Company's 1998 income tax provision due to the adjustment for tax return purposes of the 1997 put warrants valuation adjustment associated with the Warrants (see Notes 4 and 5 to the Company's Consolidated Financial Statements). See footnote 2 to the table in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for summary operating data reflecting these adjustments.

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


                                                                    Years ended December 31,
                                                                    ------------------------
                                                    1998        1997         1996         1995            1994
                                                    ----        ----         ----         ----            ----
                                                                    (Dollars in thousands)
      Cash flows provided by (used in):
      Operating activities................        $50,761     $(12,910)     $(1,280)      $2,787        $1,267
      Investing activities................        (31,316)     (24,744)      (4,834)      (2,026)       (2,246)
      Financing activities................        (15,629)      39,295        4,647          678         1,028
                                                  -------     --------      -------       ------        ------
      Net increase (decrease) in cash.....         $3,816      $ 1,641      $(1,467)      $1,439         $  49
                                                  =======     ========      =======       ======        ======




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


                                                                                Years ended December 31,
                                                                                ------------------------
                                                             1998        1997         1996         1995           1994
                                                             ----        ----         ----         ----           ----
                                                                                (Dollars in thousands)

      Company's net revenues.................             $565,394     $447,579     $280,171      $149,825     $ 80,647
      Less Company revenues from:
        Franchise royalties..................               (7,352)      (6,997)      (5,671)       (4,138)      (2,712)
        Services to franchisees..............              (25,199)     (34,642)     (35,079)       (7,507)      (4,698)
      Add Franchisees' net revenues..........              114,458      149,862      149,893       104,501       78,171
                                                           -------     --------      -------       -------     --------

      System revenues........................             $647,301     $555,802     $389,314      $242,681     $151,408
                                                          ========     ========     ========      ========     ========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a national provider of human resource services focusing on the staffing market through its Tandem division and on the PEO market through its Synadyne division. While implementing its growth strategies, the Company completed 36 acquisitions, primarily staffing companies, from January 1, 1995 through March 19, 1999 - the last acquisition closed in October 1998. These acquisitions included 89 offices and collectively generated approximately $189.0 million in revenue for the twelve months preceding each acquisition. The Company acquired 30 of those offices in 1997 (the "1997 Acquisitions") and 41 of those offices in 1998 (the "1998 Acquisitions"). See "-Acquisitions" below. Due to these acquisitions as well as new offices opened by the Company, during this period the number of Company-owned staffing and PEO offices increased from 10 to 124 and the number of metropolitan markets (measured by Metropolitan Statistical Areas, or MSAs) served by Company-owned locations increased from one to 50. In order to support its growth, the Company implemented new information systems, further developed back office capabilities and invested in other infrastructure enhancements.

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

         The Company's staffing operations generate significantly higher gross profit margins than its PEO operations. The higher staffing margin reflects compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

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


                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                       1998               1997             1996
                                                                       ----               ----             ----
                                                                             (Dollars in thousands)
Net revenues:
Flexible industrial staffing (1)............................         $296,267            $207,312      $  97,397
PEO (1).....................................................          253,271             225,836        172,069
Franchising.................................................            7,352               7,027          5,755
Other.......................................................            8,504               7,404          4,950
                                                                     --------            --------      ---------

Total net revenues..........................................         $565,394            $447,579      $ 280,171
                                                                     ========            ========      =========

Gross profit................................................         $ 84,820            $ 66,306      $  38,069
Selling, general and administrative expenses (2)............           72,852              55,897         32,586
                                                                     --------            --------      ---------

Operating income............................................           11,968              10,409          5,483
Net interest and other expense (2)..........................            5,476               9,698          3,623
                                                                     --------            --------      ---------
Income before provision for
    income taxes and extraordinary item.....................            6,492                 711          1,860
Pro forma income taxes (2)..................................            1,611                 296            757
                                                                     --------            --------      ---------

Pro forma income before
    extraordinary item (2)..................................         $  4,881        $        415      $   1,103
                                                                     ========            ========      =========

System Revenues (3).........................................         $647,301        $    555,802      $ 389,314
                                                                     ========            ========      =========





                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                             1998             1997            1996
                                                                             ----             ----            ----
Net revenues:
Flexible industrial staffing (1)............................                52.4%            46.3%             34.8%
PEO (1).....................................................                44.8             50.5              61.4
Franchising.................................................                 1.3              1.6               2.0
Other.......................................................                 1.5              1.6               1.8
                                                                            ----            -----             -----
Total net revenues..........................................               100.0%           100.0%            100.0%
                                                                           =====            =====             =====

Gross profit................................................                15.0%            14.8%             13.6%
Selling, general and administrative expenses (2)............                12.9             12.5              11.6
                                                                            ----            -----             -----

Operating income............................................                 2.1              2.3               2.0
Net interest and other expense (2)..........................                 1.0              2.1               1.3
                                                                            ----            -----             -----

Income before provision for
    income taxes and extraordinary item.....................                 1.1              0.2               0.7
Pro forma income taxes (2)..................................                 0.2              0.1               0.3
                                                                            ----            -----             -----

Pro forma income before extraordinary item (2)..............                 0.9%             0.1%              0.4%
                                                                            ====            =====             =====


-------------------
(1) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 include the Industrial Staffing segment and the PEO segment. PEO revenues, as reported above, include certain industrial revenues that the Company believes are operationally consistent with the PEO business and operational model, but are not includable in the PEO segment due to the way the Company is organized. Following is a reconciliation of Flexible Industrial Staffing net revenues and the PEO net revenues, as shown above, to the revenues reported by the Company in accordance with the requirements of SFAS No. 131 see Note 14 to the Company's Consolidated Financial Statements.


                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                        1998                 1997             1996
                                                                        ----                 ----             ----
                                                                                      (Dollars in thousands)

         Flexible Industrial Staffing revenues                        $296,267            $ 207,312         $  97,397
         Add: industrial staffing client payrolling                     25,184               14,149            12,841
                                                                      --------            ---------         ---------
         Industrial Staffing operating segment revenues               $321,451            $ 221,461         $ 110,238
                                                                      ========            =========         =========

         PEO revenues                                                 $253,271            $ 225,836         $ 172,069
         Less: industrial staffing client payrolling                   (25,184)             (14,149)          (12,841)
         Less: PEO services to industrial staffing franchises          (25,199)             (34,642)          (35,079)
                                                                      --------            ---------         ---------
         PEO operating segment revenues                               $202,888            $ 177,045         $ 124,149
                                                                      ========            =========         =========



Gross profit amounts and percentages discussed herein are calculated on a consistent basis with the revenues reported herein.

-------------------
(2) For the year ended December 31, 1996, and for the eight week period ended February 21, 1997, the Company elected to be treated as a subchapter S corporation and, accordingly, the Company's income was taxed at the shareholder level. In addition, during those periods, the Company paid compensation to the Company's founding shareholders and to the Company's President, Chief Executive Officer, and Chairman of the Board, who is also a shareholder of the Company ("Shareholder Compensation"). All of the compensation for the founding shareholders and a portion of the compensation for the Company's President was discontinued after the Reorganization. The discontinued Shareholder Compensation was $0 in 1998, $0.3 million in 1997 and $2.0 million in 1996. In 1996, the Company incurred unusual expenses of approximately $1.4 million in relation to a registration statement filed by the Company with the Securities and Exchange Commission that was subsequently withdrawn and an internal investigation into certain Company transactions (See Note 7 to the Company's Consolidated Financial Statements). In 1997, the Company recorded non-operating expense of approximately $1.8 million related to the Put Warrants Valuation Adjustment and incurred an extraordinary loss (net of income tax benefit) of approximately $13.4 million (See Note 5 to the Company's Consolidated Financial Statements). In 1998, as a result of the reduction of the income tax benefit included in the 1997 extraordinary loss and relating to the release of certain put warrants in 1998, the Company recorded an extraordinary loss of approximately $1.4 million (See Note 4 to the Company's Consolidated Financial Statements). The following table sets forth the amounts and the percentage of certain items in the Company's consolidated statements of income, adjusted for the above items as follows: (i) selling, general and administrative expenses excludes discontinued Shareholder Compensation; (ii) operating income excludes discontinued Shareholder Compensation and (iii) net income and earnings per share excludes discontinued Shareholder Compensation, the unusual expenses in 1996, the 1997 Put Warrants Valuation Adjustment and the 1997 and 1998 extraordinary losses and is calculated assuming the Company had been subject to federal and state income taxes and taxed as a C corporation during each of these periods. This adjusted computation of income taxes excludes a $141,000 expense included in the Company's 1998 income tax provision due to the adjustment for tax return purposes of the 1997 put warrants valuation adjustment associated with the Warrants (see Notes 4 and 5 to the Company's Consolidated Financial Statements).


                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                      1998           1997            1996
                                                                      ----           ----            ----
                                                                (Dollars in thousands, except for percentages)
          Selling, general and administrative expenses,
            as adjusted...................................           $72,852        $55,635        $30,635
          As a percentage of net revenues.................              12.9%          12.4%          10.9%

          Operating income, as adjusted...................           $11,968        $10,671        $ 7,434
          As a percentage of net revenues.................               2.1%           2.4%           2.7%

          Net income, as adjusted.........................           $ 5,022        $ 2,139        $ 3,220
          As a percentage of net revenues.................               0.9%           0.5%           1.1%

-------------------
(3) System revenues is the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following:


                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                      1998           1997           1996
                                                                      ----           ----           ----
                                                                            (Dollars in thousands)

          Company's net revenues.......................            $565,394       $447,579       $280,171
          Less Company revenues from:
              Franchise royalties......................              (7,352)        (6,997)        (5,671)
             Services to franchisees...................             (25,199)       (34,642)       (35,079)
          Add Franchisees' net revenues................             114,458        149,862        149,893
                                                                   --------       --------       --------

          System revenues..............................            $647,301       $555,802       $389,314
                                                                   ========       ========       ========


Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

         Net Revenues. Net revenues increased $117.8 million, or 26.3%, to $565.4 million in 1998 from $447.6 million in 1997. This increase resulted from growth in staffing revenues in 1998 of $89.0 million, or 42.9%, and PEO revenues growth of $27.4 million, or 12.1%, compared to 1997. Staffing revenues increased due to (i) the 1998 Acquisitions, (ii) the 1997 Acquisitions (which were primarily consummated in late February and March) and (iii) internal growth. The Company-owned staffing offices increased by 24 locations to 111 locations as of December 31, 1998. This increase was the result of the 40 additional staffing locations attributable to the 1998 Acquisitions, partially offset by offices closed and consolidated into other Company-owned locations. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of worksite employees at certain existing PEO clients.

         System revenues, which include franchise revenues not earned by or available to the Company, increased $91.5 million, or 16.5%, to $647.3 million in 1998 from $555.8 million in 1997. The increase in system revenues was attributable to the $117.8 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of December 31, 1998 increased $14.6 million, or 22.3%, in 1998 as compared to 1997, offset by a $50.0 million decrease in revenues for the same period resulting from other franchisees no longer operating. The result is a net decrease of franchise revenues of $35.4 million. The Company acquired and converted 30 franchise locations to Company-owned locations during 1997 and 1998 and also allowed the early termination of franchise agreements in 1997 and 1998 attributable to another 38 locations to enable the Company to develop the related territories. At the time the Company agrees to terminate a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from the former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchisee or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total royalties reported by the Company.


         Gross Profit. Gross profit (margin) increased $18.5 million, or 27.9%, to $84.8 million in 1998, from $66.3 million in 1997. Gross profit as a percentage of net revenues increased to 15.0% in 1998 from 14.8% in 1997. This increase was primarily due to the significantly higher growth rate for staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In 1998, PEO operations generated gross profit margins of 3.6% as compared to gross profit margins of 22.2% generated by staffing operations.

         Gross profit margin percent for the Company's staffing operations decreased to 22.2% in 1998 from 23.5% in 1997, primarily due to the impact of
(i) the increased wages necessary to recruit staffing employees in areas of historically low unemployment, (ii) continued execution of a strategy to obtain larger contracts which have higher per hour billing and pay rates but lower gross profit margin percentages and (iii) an increase in the minimum wage on September 1, 1997, for which the Company increased billing rates without a related profit increase. The Company anticipates these factors will continue to affect margins from staffing operations, although in many cases the Company expects the impact to be offset by lower selling, general and administrative expenses (measured as a percentage of gross profit) due to the economies of scale in servicing larger contracts.

         PEO gross profit margin percent was unchanged at 3.6% in 1998 and 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $17.0 million, or 30.3%, to $72.9 million in 1998 from $55.9 million in 1997. This increase was primarily a result of operating costs related to the 1998 and 1997 Acquisitions and sales costs associated with increased staffing volume at existing locations. Total direct operating costs associated with the 1998 Acquisition locations and the 1997 Acquisition locations (for the portion of 1998 for which there was no corresponding 1997 activity) were $9.4 million in 1998. In addition, the Company incurred indirect infrastructure costs to evaluate, acquire and integrate these operations, as well as to support the larger customer base.

         As a percentage of net revenues, SG&A increased to 12.9% in 1998 from 12.5% in 1997. In addition to the items previously discussed, this percentage increase was also due to the significant increase in 1998 of the staffing revenues in proportion to total Company revenues. The staffing operations have higher associated SG&A (as a percentage of revenues) than PEO operations.

         Net Interest and Other Expense. Net interest and other expense decreased by $4.2 million, to $5.5 million in 1998 from $9.7 million in 1997. This decrease was primarily due to a $2.4 million reduction in interest expense, arising from a decrease in total debt outstanding as well as a decrease in the average interest rate which resulted from the Company's October 1997 IPO, plus non-operating expense in 1997 of $1.8 million attributable to a Put Warrants Valuation Adjustment, with no corresponding item in 1998.

         Pro Forma Income Before Extraordinary Item. Pro forma income before extraordinary item increased by $4.5 million, to $4.9 million in 1998 from $0.4 million in 1997. This increase was primarily due to the $4.2 million decrease in interest and other expense discussed above and an increase of $1.6 million in operating income as a result of increases in sales and gross profit discussed above, partially offset by the related income taxes.

         Extraordinary Item. As a result of the reduction of the income tax benefit included in the 1997 extraordinary loss and relating to the release of certain put warrants in 1998, the Company recorded an extraordinary loss of approximately $1.4 million in 1998.

Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

         Net Revenues. Net revenues increased $167.4 million, or 59.8%, to $447.6 million in 1997 from $280.2 million in 1996. This increase resulted from growth in staffing revenues of $109.9 million, or 112.9% and PEO revenues growth of $53.8 million, or 31.2%. Staffing revenues increased due to (i) the 1996 Acquisitions (ii) the 1997 Acquisitions and (iii) internal growth. The Company-owned staffing offices increased to 87 locations as of December 31, 1997 from 46 locations as of December 31, 1996, with 29 of the 41 additional locations attributable to the 1997 Acquisitions. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of worksite employees at certain existing PEO clients.

         System revenues increased $166.5 million, or 42.8%, to $555.8 million in 1997 from $389.3 million in 1996. The increase in system revenues was attributable to the $167.4 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of December 31, 1997 increased $22.7 million, or 22.0%, in 1997 as compared to 1996, offset by a

$22.7 million decrease in revenues for the same period resulting from other franchisees no longer operating. The result is no net change in franchise revenues. The Company acquired and converted 13 franchise locations to Company-owned locations during 1997 and also allowed the early termination of franchise agreements in 1997 attributable to another 23 locations to enable the Company to develop the related territories.

         Gross Profit. Gross profit (margin) increased $28.2 million, or 74.2%, to $66.3 million in 1997 from $38.1 million in 1996. Gross profit as a percentage of net revenues increased to 14.8% in 1997 from 13.6% in 1996. This increase was primarily due to the significantly higher growth rate for staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In 1997, PEO operations generated gross profit margins of 3.6% as compared to gross profit margins of 23.5% generated from staffing operations.

         Gross profit margin percent for the Company's staffing operations decreased to 23.5% in 1997 from 24.5% in 1996, primarily due to the impact of
(i) the increased wages necessary to recruit staffing employees in areas of historically low unemployment, (ii) continued execution of a strategy to obtain larger contracts which have higher per hour billing and pay rates but lower gross profit margin percentages and (iii) two increases in the minimum wage during the period from October 1, 1996 through December 31, 1997, for which the Company increased billing rates without a related profit increase. The Company anticipates these factors will continue to affect margins from staffing operations, although in many cases the Company expects the impact to be offset by lower selling, general and administrative expenses (measured as a percentage of gross profit) due to the economies of scale in servicing larger contracts.

         PEO gross profit margin percent decreased slightly to 3.6% in 1997 from 3.7% in 1996, primarily due to (i) a higher average wage and benefit cost per PEO employee, while the gross profit amount per employee is relatively consistent (See "-General" for a discussion of the effect of these costs on the Company's revenue calculation), (ii) lower prices that reflect lower interest costs incurred by the Company due to a decline in the relative proportion of total PEO customers receiving credit terms, and (iii) larger contracts obtained by the Company which have lower gross margin percentages based on correspondingly lower selling, general and administrative expenses from the economies of scale in servicing a larger contract. The Company anticipates that these factors will continue to affect gross margins from PEO operations, which the Company expects to be generally offset by lower selling, general and administrative expenses (measured as a percentage of gross profit), as mentioned above.

         Selling, General and Administrative Expenses. SG&A increased $23.3 million, or 71.5%, to $55.9 million in 1997 from $32.6 million in 1996. This increase was primarily a result of (i) operating costs related to the 1996 and 1997 Acquisitions, (ii) sales costs associated with increased staffing volume at existing locations and, for part of the year, the 1996 Acquisitions and (iii) pre-opening and operating expenses associated with new office locations in existing staffing regions. The number of Company-owned staffing offices opened for less than one year, excluding acquired offices, increased to 18 locations as of December 31, 1997 from 12 locations as of December 31, 1996. Also, the Company increased its corporate financial, legal, human resource, information systems and other staff (and related expenses) in anticipation of operating as a public company and in order to properly manage expected future growth. These increases were partially offset by a decrease of $2.0 million in shareholders' compensation from 1996 to 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 12.5% in 1997 from 11.6% in 1996. In addition to the items previously discussed, this percentage increase is also due to the significant increase in 1997 of staffing revenues in proportion to total Company revenues. The staffing operations have higher associated selling, general and administrative expenses (as a percentage of revenues) than PEO operations.

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

         Pro Forma Income Before Extraordinary Item. Pro forma income before extraordinary item decreased by $0.7 million, to $0.4 million in 1997 from $1.1 million in 1996. This decrease was primarily due to the $5.7 million increase in interest expense and a $1.8 million Put Warrants Valuation Adjustment, as discussed above.

         Extraordinary Item. As a result of the repayment in full of the Senior Notes, the Company recorded an extraordinary loss in the fourth quarter of 1997 of approximately $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes.

Additional Operating and Segment Information

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 differ from the operating information presented below, as explained in footnote 1 to the table in "---Results of Operations" above. Gross profit amounts and percentages discussed below are also calculated on a consistent basis with the revenues reported below. See Note 14 to the Company's Consolidated Financial Statements.

         Flexible Industrial Staffing:

         Net revenues from the Company's staffing services increased $198.9 million, to $296.3 million for 1998 from $97.4 million for 1996, or a compound annual growth rate of 74.4%. Staffing comprised an increasing share of the Company's total net revenues, to 52.4% for 1998 from 34.8% for 1996, reflecting the Company's focus on growth of these staffing operations through acquisitions as well as new office openings. The Company expects this focus to continue for the foreseeable future.

         Gross profit from the Company's staffing services increased $41.9 million, to $65.8 million for 1998 from $23.9 million for 1996, or a compound annual growth rate of 66.0%. This represented an increasing share of the Company's total gross profit, to 77.5% for 1998, from 62.7% for 1996. The Company's staffing division generates significantly higher gross profit margins than its PEO division. The higher staffing division margin reflects compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

        PEO:

        Net revenues from the Company's PEO services increased $81.2 million, to $253.3 million for 1998 from $172.1 million for 1996, or a compound annual growth rate of 21.3%. Due to the Company's greater focus on growth of its staffing operations during this period as well as conditions beginning in 1997 that resulted in changes made in the PEO management structure and marketing approach, PEO revenues represented a decreasing share of the Company's total net revenues, to 44.8% for 1998 from 61.4% for 1996. The Company expects that PEO sales growth will continue at its present rate during 1999. During 1998, the Company terminated the three existing Synadyne franchise agreements and suspended sales of additional Synadyne franchises, pending its overall determination of the best mix of all PEO distribution channels, including franchising.

        Approximately 20% of the Company's 1998 PEO revenues were from services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999. In addition, the Company is aware of pending litigation against that corporate employer regarding its use of PEO services. The Company has not determined what impact, if any, that the ultimate result of these developments will have on its financial position or results of operations.

        Gross profit from the Company's PEO services increased $2.7 million, to $9.1 million for 1998 from $6.4 million for 1996, or a compound annual growth rate of 19.7%. Due to the lower gross profit percentage from PEO as compared to staffing, as well as the lower growth rate in PEO revenues as compared to staffing, this represented a decreasing share of the Company's total gross profit, to 10.7% for 1998 from 16.7% for 1996.

        Franchising:

         Net revenues from the Company's franchising operations increased $1.6 million, to $7.4 million for 1998 from $5.8 million for 1996, or a compound annual growth rate of 13.0%. Franchising operations represented a decreasing share of the Company's total net revenues, to 1.3% in 1998 from 2.1% for 1996, reflecting the Company's greater focus on growth of its Company-owned staffing operations during this period, including the Company's conversion of 30 franchise locations to Company-owned locations and the termination of franchise agreements related to another 28 locations. The Company expects to continue to convert franchise locations to Company-owned locations and to allow terminations of franchise agreements in key markets that the Company believes it can develop further. Such acquisitions and terminations will be subject to the Company's ability to negotiate them on acceptable terms. The Company also expects to continue to sell new franchises in smaller, less populated geographic areas, subject to, among other factors, the success of the Company's marketing efforts in this regard.

         Gross profit from the Company's franchising operations increased $1.6 million, to $7.4 million for 1998 from $5.8 million for 1996, or a compound annual growth rate of 13.0%. Consistent with the revenue trend discussed above, this area represented a decreasing share of the Company's total gross profit, to 8.7% for 1998 from 15.1% for 1996.


Liquidity and Capital Resources

         The Company's primary sources of funds for working capital and other needs are a $34.0 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Facility") and a $50.0 million accounts receivable securitization facility with a BankBoston affiliate.

         Effective July 27, 1998, the Company entered into a five year financing arrangement under which it can sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1 rated commercial paper (the "Securitization Facility"). Under this arrangement, the Company receives cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which are adjusted on a monthly basis based on collection experience and other defined factors. There is no recourse to the Company for the initial funds received. Amounts collected in excess of the reserves are retained by the Company. The Company's interest rate, payable on the balance of the outstanding commercial paper, is determined by prevailing interest rates in the commercial paper market and was approximately 5.65% as of December 31, 1998. As of December 31, 1998, a $44.8 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which amount is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

         The Securitization Facility contains certain minimum default, delinquency and dilution ratios with respect to the Company's receivables and requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51.0 million. A default under the Securitization Facility constitutes a default under the Revolving Credit Facility. The Liquidity Facility has been provided by the syndicate of commercial banks that participate in the Revolving Credit Facility for a one year term expiring July 26, 1999 at 0.375% per annum. Eagle may draw against the Liquidity Facility to fund cash shortfalls caused by an inability for any reason to issue commercial paper based on the Company's receivables. There is no recourse to the Company for amounts drawn under the Liquidity Facility, although such amounts would be repaid from and to the extent receivables sold by the Company were collected. Amounts drawn under the Liquidity Facility bear interest at the same rates incurred under the Revolving Credit Facility. The Company is currently discussing renewal of the Liquidity Facility with the syndicate and other banks.

         Concurrent with the Securitization Facility, the Revolving Facility was amended, primarily to reduce the maximum amount available for borrowing from $85.0 million to $34.0 million and to extend the remaining term of the Revolving Facility to five years from the date of that amendment. Outstanding amounts under the Revolving Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of Common Stock of each of its subsidiaries. Amounts borrowed under the Revolving Facility bear interest at BankBoston's base rate or Eurodollar rate (at the Company's option) plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Facility). As of December 31, 1998, the Company had outstanding borrowings under the Revolving Facility of $21.0 million, bearing interest at an annualized rate of 7.8%. The Revolving Facility contains certain affirmative and negative covenants relating to the Company's operations, certain of which were amended in February 1999 in order to provide additional flexibility to the Company as well as enabling it to be in compliance as of December 31, 1998. These covenant modifications also resulted in a 0.5% increase in the annualized interest rate, to approximately 8.3%.

         The Company regularly evaluates its compliance with the financial covenants included in the Revolving Credit Facility. The Company believes, based on its current projections, that it will be in compliance with those covenants throughout 1999, although the Company expects certain covenants to remain close to the current limitations. There can be no assurance that the Company will be in compliance with those covenants at March 31, 1999 or that it will not require waivers from the syndicate of lenders led by BankBoston, N.A., regarding compliance with those covenants as of that date, or at subsequent dates. In the event waivers are required, but are not granted, the Company could experience liquidity problems depending on the ability and willingness of the syndicate of lenders to continue lending to the Company, and the availability and cost of financing from other sources.

         In February 1998, the Company entered into a five year notional $42.5 million interest rate collar agreement with Bank Boston, N.A., whereby the Company receives interest on that notional amount to the extent 30 day LIBOR exceeds 6.25% per annum, and pays interest on that amount to the extent 30 day LIBOR is less than 5.43% per annum. This derivative financial instrument is being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its Revolving Credit Facility and its Securitization Facility, and is not held or issued for trading purposes. Unrealized losses arising from this agreement are not required to be and have not been recognized in the Company's results of operations - see Note 6 to the Company's Consolidated Financial Statements.


         As of December 31, 1998, the Company had (i) bank standby letters of credit outstanding, in the aggregate amount of $10.5 million under a $15.0 million letter of credit facility (which is part of the Revolving Facility) to secure certain workers' compensation obligations already recorded as a liability on the Company's balance sheet; (ii) $10.6 million of promissory notes outstanding in connection with certain acquisitions, primarily bearing interest at rates from 4.0% to 8.5% per annum and payable during the next two years, and subordinated to the repayment of the Revolving Facility; (iii) obligations under capital leases for property and equipment in the aggregate amount of $2.2 million; and (iv) obligations under mortgages totaling $4.2 million.

         The Company's principal uses of cash are for wages and related payments to temporary and PEO employees, operating costs, acquisitions, capital expenditures and repayment of debt and interest thereon. For 1998, cash provided by operations was approximately $50.8 million, compared with $12.9 million used in 1997. The significant 1998 increase in cash from operations was due to the Company's sale of a significant portion of its trade accounts receivable under the Securitization Facility. Cash used in investing activities during 1998 was approximately $31.3 million, principally expenditures of $27.8 million for acquisitions (primarily intangible assets), compared with $24.7 million in 1997, primarily expenditures of $21.9 million for acquisitions. Cash used in financing activities during 1998 was approximately $15.6 million, comprised primarily of $12.8 million in net repayments of the Revolving Facility and $4.4 million of repayments of long term debt, offset by an increase in the Company's liability for outstanding checks (in excess of the funded bank balances) of $2.1 million. The net reduction of the Revolving Facility balance during 1998 was primarily due to the Company's application of proceeds received from the sale of its trade accounts receivable under the Securitization Facility. Cash provided by financing activities during 1997 was approximately $39.3 million, including $40.3 million net proceeds from the Offering and $23.9 million from borrowings under the Revolving Facility, substantially offset by payments of $16.1 million for shareholders distributions and other amounts in connection with the Reorganization and $7.8 million of repayments of long-term debt (net of note repayments from related parties).

         Prior to 1999, the Company secured its workers' compensation obligations by the issuance of bank standby letters of credit to its insurance carriers, minimizing the required current cash outflow for such items. In 1999, the Company selected a prefunded deductible program whereby expected claims expenses are funded in advance in exchange for reductions in administrative costs. The required advance funding will be provided through either cash flows from operations or additional borrowings under the Revolving Credit Facility. This new arrangement could adversely affect the Company's ability to meet certain financial covenants. Although the Company's workers' compensation expense for claims is effectively capped at a contractually agreed upon percentage of payroll and cannot exceed these amounts for the respective fiscal years, this limit was increased to 2.8% for calendar 1999, from 2.4% in 1998, reflecting the inclusion of general and automobile liability coverage as well as an adjustment based on the changing business mix of the Company.

         One of the key elements of the Company's growth strategy in 1997 and 1998 has been expansion through acquisitions, which require significant sources of financing; however the Company does not expect to complete further acquisitions until its internal growth and the United States manufacturing environment improves. The financing sources for acquisitions include cash from operations, seller financing, bank financing and issuances of the Company's Common Stock. The Company's previous acquisitions have been primarily in the industrial staffing area, and when it resumes acquisition activity, the Company expects this trend to continue due to the more favorable pricing for those businesses (as a multiple of EBITDA) as compared to PEO businesses. See Note 2 to the Company's Consolidated Financial Statements.

         The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 45 to 60 days from the presentation date of the invoice. Beginning in the fourth quarter of 1998, the Company experienced an increase in the percentage of its staffing accounts receivable that are past due. As a result, the Company has taken several actions, including among other things increasing the number of employees focusing on accounts receivable issues and establishing employee compensation plans based on satisfactory collections, which it believes will satisfactorily address this issue so that there is no adverse long-term impact to the Company. As new staffing offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash to fund operations. The Company pays its PEO employees on a weekly, bi-weekly, semi-monthly or monthly basis for their services, and currently receives payments on a simultaneous basis from approximately 80% (based on revenues) of its existing customers, with the remainder paying on average 30 to 45 days from the presentation date of the invoice.

         The Company anticipates spending up to $4.0 million during the next twelve months to open new staffing locations, improve its management information and operating systems, upgrade existing and acquired locations and other capital expenditures. This amount does not include expenditures for goodwill or other intangible assets arising from acquisitions, which the Company does not expect to be significant in 1999.

         In order to remain in compliance with certain covenants in its Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company has put into place a plan to renegotiate the payment terms of its subordinated acquisition debt. Pursuant to such plan, the Company has negotiated extensions of the payment dates of certain of the subordinated notes and is in the process of negotiating the remainder of such notes. There can be no assurance, however, that the Company will be successful in renegotiating all remaining subordinated notes. In the event it is not successful, and the Company elects not to pay a scheduled payment, this could result in a default being declared by the noteholder against the Company, which would subject the Company to lawsuits commenced by the note holders to recover the indebtedness due.

         The Company is currently completing negotiations with certain financial institutions to borrow approximately $2.4 million, repayable over 3 years at an interest rate of approximately 10% per annum. The loan would be secured by property and equipment currently owned by the Company and the proceeds would be used to reduce outstanding borrowings under the Revolving Credit Facility, creating additional availability thereunder.

         The Company believes that funds provided by operations, including sales of accounts receivable under the Securitization Facility, plus borrowings under the Revolving Facility and current cash balances will be sufficient to meet its presently anticipated needs for working capital and capital expenditures, not including new acquisitions, for the next twelve months. Significant new acquisitions will require expanded or new borrowing facilities, issuance of Common Stock and/or additional debt or equity offerings. The ability of the Company to make significant future acquisitions is also subject to the Company's ability to successfully negotiate more flexible leverage (e.g., debt to EBITDA) covenants compared to those presently contained in the Revolving Facility and/or the Company's ability to finance future acquisitions by issuance of its Common Stock rather than the debt financing primarily used by the Company for previous acquisitions. There can be no assurance that additional capital will be available to the Company on acceptable terms.


 Acquisitions

         During 1995, the Company made four staffing acquisitions including five offices and approximately $7.0 million in revenues for the twelve months preceding each acquisition ("annual historical revenue"). During 1996, the Company made five staffing acquisitions including 13 offices and approximately $16.0 million in annual historical revenue. During 1997, the Company made eight staffing acquisitions including 30 offices and approximately $61.0 million in annual historical revenue. During 1998, the Company made 17 staffing acquisitions including 40 offices and approximately $96.0 million in annual historical revenue. These acquisitions have resulted in a significant increase in goodwill and other intangible assets and correspondingly have resulted and will continue to result in increased amortization expense. In addition, the amount of these intangible assets as a percentage of the Company's total assets and shareholders' equity has increased significantly and while the net unamortized balance of intangible assets as of December 31, 1998 is not considered to be impaired, any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations. See Note 2 to the Company's Consolidated Financial Statements.


 Seasonality

         The Company's quarterly results of operations reflect the seasonality of higher customer demand for industrial staffing services in the last two quarters of the year, as compared to the first two quarters. In 1998, the seasonal increase in industrial staffing revenue was lower than that experienced in prior years, which the Company attributes to slower economic activity in U.S. manufacturing and distribution. Even though there is a seasonal reduction of industrial staffing revenues in the first quarter of a year as compared to the fourth quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses proportionally because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as industrial staffing revenues although the net income contribution of PEO revenues expressed as a percentage of sales is significantly lower than the net income contribution of industrial staffing revenues. As a result of the above factors, the Company historically experiences operating income in the first quarter of a year that is significantly less than (i) the fourth quarter of the preceding year and (ii) the subsequent three quarters of the same year. See Note 15 to the Company's Consolidated Financial Statements.


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

          The Y2K issue can affect the Company's flexible staffing and PEO operations, including, but not limited to, payroll processing, cash and invoicing transactions, and financial reporting and wire transfers from and to the Company's banking institutions. In 1996, the Company initiated a conversion of the primary software being used in its flexible staffing and PEO operations, as well as its corporate-wide accounting and billing software. Although this conversion was undertaken for the primary purpose of achieving a common data structure for all significant Company applications as well as enhancing processing capacity and efficiency, the Company believes that it also will result in software that properly interprets dates beyond the year 1999 ("Year 2000 Compliant").


         The Company's State of Readiness:

         The Company has implemented a Y2K readiness program with the objective of having all of the Company's significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of the Company's readiness program was to identify the internal Information Systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete. All operating divisions have identified the Information Systems that may require remediation or replacement and have established priorities for repair or replacement. Those Information Systems considered most critical to continuing operations have been given the highest priority. The second component of the Y2K readiness program involves the actual remediation and replacement of Information Systems. The Company is using both internal and external resources to complete this process. Information Systems ranked highest in priority, such as the corporate accounting and billing software, have either been remediated or replaced or scheduled for remediation or replacement. The remediation and replacement of internal Information Systems is substantially complete, with the final testing and certification for Y2K readiness anticipated by June 1999. This does not include the Information Systems utilized in franchise locations, which the Company anticipates will be Year 2000 Compliant no later than September 30, 1999.

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


         Contingency Plans:

         While the Company continues to focus on solutions for Y2K issues, and expects to be Y2K compliant in a timely manner, the Company, concurrently with the Y2K readiness measures described above, has established a Y2K project team whose mission is to develop contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. The Company's Y2K project team, consisting of personnel from management, information systems/technology and legal areas, is in the process of developing such plans and the cost estimates to implement them. Contingency plans may include purchasing or developing alternative software programs, the purchase of computer hardware and peripheral equipment, and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. The Y2K project team expects to conclude the development of these contingency plans by June 30, 1999.


         Y2K Costs:

         The Company's management estimates that the total cost to the Company of its Y2K compliance activities will not exceed $150,000, which is not considered material to the Company's business, results of operations or financial condition. The costs and time necessary to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors; however, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates.

         The Company has capitalized and will continue to capitalize the costs of purchasing and developing new Y2K compliant Information Systems, but will expense the costs of the modifications to existing software made solely for purposes of Y2K compliance. Most of the cost of purchasing or modifying software in this regard had been incurred as of December 31, 1998. Any remaining capitalized balance for Information Systems no longer utilized because of replacement by Y2K compliant Information Systems will be expensed at the time such hardware and software is replaced. The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.


Forward-Looking Information: Certain Cautionary Statements

         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K are forward looking statements, including but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the Company's ability to resolve the Year 2000 issue and the related costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and trends identify forward looking statements. Such forward looking statements involve known and unknown risks and are also based upon assumptions of future events, which may not prove to be accurate. Therefore, actual results may differ materially from any future results expressed or implied in the forward looking statements. These known and unknown risks and uncertainties, include, but are not limited to changes in U.S. economic conditions, particularly in the manufacturing sector; the Company's dependence on regulatory approvals; its future cash flows, sales, gross margins and operating costs; the effect of changing market and other conditions in the staffing industry; the ability of the Company to continue to grow; legal proceedings, including those related to the actions of the Company's temporary or leased employees; the availability and cost of credit; the ability to maintain existing banking relationships; the Company's ability to raise capital in the public equity markets; the availability of capital for additional acquisitions and the Company's ability to identify suitable acquisition candidates and to successfully negotiate and complete those acquisitions on favorable terms; the ability to successfully integrate past and future acquisitions into the Company's operations; the recoverability of the recorded value of goodwill and other intangible assets arising from past and future acquisitions; the general level of economic activity and unemployment in the Company's markets, specifically within the construction, manufacturing, distribution and other light industrial trades; increased price competition; changes in government regulations or interpretations thereof, particularly those related to employment; the continued availability of qualified temporary personnel; the financial condition of the Company's clients and their demand for the Company's services (which in turn may be affected by the effects of, and changes in, U.S. and worldwide economic conditions); collection of accounts receivable; the Company's ability to retain large clients; the Company's ability to recruit, motivate and retain key management personnel; the costs of complying with government regulations (including occupational safety and health provisions, wage and hour and minimum wage laws and workers' compensation and unemployment insurance laws) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations; volatility in the workers' compensation, liability and other insurance markets; inclement weather; interruption, impairment or loss of data integrity or malfunction of information processing systems; changes in government regulations or interpretations thereof, particularly those related to PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

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

         Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's Registration Statement on Form S-3 (File No. 333-69125), including the "Risk Factors" section thereof, filed with the Securities and Exchange Commission on December 17, 1998, and declared effective on January 6, 1999.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, as a result of borrowing associated with its operating and investing activities, is exposed to changes in interest rates that may adversely affect its results of operations and financial position. To fund most of its working capital needs, the Company utilizes proceeds from the sale of its accounts receivable to a third party, who in turn uses the receivables to secure U.S. dollar-denominated short-term commercial paper. The Company's cost for this funding is based on the interest paid by the third party on the outstanding commercial paper. Long-term debt is generally used to finance long-term investments. Of the $38.3 million of long-term borrowings on the Company's balance sheet as of December 31, 1998, approximately 45% represented fixed rate instruments. Of the $85.2 million arrived at by adding the outstanding commercial paper not on the Company's balance sheet as of December 31, 1998 to the $38.3 million of borrowings on the Company's balance sheet at that date, approximately 20% represented fixed rate instruments.

         There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. In seeking to minimize the risks and/or costs associated with its borrowing activities, the Company has entered into a derivative financial instrument transaction to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense - See
Note 6 to the Company's Consolidated Financial Statements for additional information. The Company does not utilize financial instruments for trading or other speculative purposes. The Company's financial instrument counterparty is a high quality commercial bank with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards. The maximum credit exposure at December 31, 1998 was not significant to the Company.

          A hypothetical 10% (about 53 basis points) adverse move in interest rates along the entire interest rate yield curve would increase the Company's 1999 interest expense by approximately $0.5 million and decrease 1999 net income after taxes by approximately $0.3 million, or $0.03 per diluted share. This includes the mitigating effects, if any, of the derivative financial instrument transaction entered into by the Company and assumes that the Company's financing requirements in 1999 would approximate the actual outstanding debt and commercial paper balances as of December 31, 1998.

         The above discussion and the estimated amounts generated from the analyses referred to above include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. The SEC disclosures on market risk require that all financial instruments, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", should be included in the quantitative disclosure calculation. Operating leases are not required to be disclosed by SFAS No.107, and have not been included as part of the above analysis. This is a significant limitation to the analysis presented. As a result, the overall impact to the Company's operating results from a hypothetical change in interest rates may be overstated. There are certain other shortcomings inherent to the analyses presented. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. The effect of the hypothetical change in interest rates ignores the effect this movement may have on other variables including changes in actual sales volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also ignored. Accordingly, the forward-looking statements should not be considered projections by the Company of future events or losses and are subject to the factors discussed under the caption "Forward -Looking Statements: Certain Cautionary Statements" of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report........................................................................            29
Consolidated Balance Sheets as of December 31, 1998 and 1997........................................            30
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996..............            31
Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1998, 1997, and 1996...................................................            32
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..........            33
Notes to Consolidated Financial Statements..........................................................            34

INDEPENDENT AUDITORS' REPORT


OutSource International, Inc. And Subsidiaries:

         We have audited the consolidated balance sheets of OutSource International, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OutSource International, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 22, 1999

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                      ------------------------------------
                                                                                          1998                     1997
                                                                                          ----                     ----
ASSETS                                                                                         (Dollars in thousands)

CURRENT ASSETS:
Cash....................................................................              $   5,501                     $1,685
Trade accounts receivable, net of allowance for doubtful accounts of
     $1,924 and $1,640 .................................................                 12,946                     47,298
Funding advances to franchises..........................................                    441                      2,186
Deferred income taxes and other current assets..........................                  7,795                      5,910
                                                                                     ----------                -----------
     Total current assets...............................................                 26,683                     57,079

PROPERTY AND EQUIPMENT, net.............................................                 17,628                     14,953
GOODWILL AND OTHER INTANGIBLE ASSETS, net...............................                 64,262                     30,427
OTHER ASSETS............................................................                  3,429                      3,284
                                                                                     ----------                -----------

Total assets............................................................               $112,002                $   105,743
                                                                                     ==========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable........................................................              $   5,217                $     3,555
Accrued expenses:
    Payroll.............................................................                  4,322                      3,325
    Payroll taxes.......................................................                  4,067                      2,182
    Workers' compensation and insurance.................................                 10,659                      9,086
    Other...............................................................                  2,482                      1,864
Other current liabilities...............................................                  1,312                        908
Current maturities of long-term debt to related parties.................                    541                        100
Current maturities of other long-term debt..............................                  6,782                      2,408
                                                                                     ----------                -----------

    Total current liabilities...........................................                 35,382                     23,428

NON-CURRENT LIABILITIES:
Revolving credit facility...............................................                 20,980                     33,800
Long-term debt to related parties, less current maturities..............                    745                         --
Other long-term debt, less current maturities...........................                  9,257                      7,737
Other non-current liabilities...........................................                  1,050                         --
                                                                                     ----------                -----------

    Total liabilities...................................................                 67,414                     64,965
                                                                                     ----------                -----------

COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 4, 6, 8, 9, 10 and 11)

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none
    issued..............................................................                     --                         --
Common stock, $.001 par value; 100,000,000 shares authorized; 8,657,913
    and 8,448,788 issued and outstanding at December 31, 1998 and 1997..                      9                          8
Additional paid-in capital .............................................                 53,546                     53,201
Retained earnings (deficit).............................................                 (8,967)                   (12,431)
                                                                                     ----------                -----------

    Total shareholders' equity..........................................                 44,588                     40,778
                                                                                     ----------                -----------

    Total liabilities and shareholders' equity..........................              $ 112,002                   $105,743
                                                                                     ==========                ===========

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------
                                                                          1998                1997              1996
                                                                          ----                ----              ----
                                                                        (Dollars in thousands, except per share data)
Net revenues....................................................      $  565,394         $   447,579         $  280,171
Cost of revenues  ..............................................         480,574             381,273            242,102
                                                                     -----------        ------------       ------------
Gross profit ...................................................          84,820              66,306             38,069
                                                                     -----------        ------------       ------------
Selling, general and administrative expenses:
     Shareholders' compensation.................................              --                 292              2,321
     Amortization of intangible assets..........................           3,684               1,853                424
     Other selling, general and administrative..................          69,168              53,752             29,841
                                                                     -----------        ------------       ------------
       Total selling, general and
         administrative expenses................................          72,852              55,897             32,586
                                                                     -----------        ------------       ------------
Operating income  ..............................................          11,968              10,409              5,483
                                                                     -----------        ------------       ------------
Other expense:
    Interest expense (net)......................................           5,529               7,877              2,175
    Put warrants valuation adjustment...........................              --               1,842                 --
    Other expense (income)......................................             (53)                (21)                --
    Other charges...............................................              --                  --              1,448
                                                                     -----------        ------------       ------------
      Total other expense        ...............................           5,476               9,698              3,623
                                                                     -----------        ------------       ------------
Income before provision (benefit) for
    income taxes and extraordinary item.........................           6,492                 711              1,860
Provision (benefit) for income taxes............................           1,611                 (69)                --
                                                                     -----------        ------------       ------------
Income before extraordinary item ...............................           4,881                 780              1,860
Extraordinary item - 1998 - income tax valuation
    adjustment (Note 4); 1997 - loss on early retirement
    of debt, net of income tax benefit (Note 5).................          (1,417)            (13,384)                --
                                                                     -----------        ------------       ------------
Net income (loss) ..............................................      $    3,464         $   (12,604)       $     1,860
                                                                     ===========        ============       ============
Unaudited pro forma data:
Income before provision (benefit) for
    income taxes and extraordinary item.........................      $    6,492         $       711        $     1,860
Provision for income taxes .....................................           1,611                 296                757
                                                                     -----------        ------------       ------------
Income before extraordinary item ...............................           4,881                 415              1,103
Extraordinary item, net of income tax benefit...................          (1,417)            (13,384)                --
                                                                     -----------        ------------       ------------
Net income (loss)...............................................      $    3,464         $   (12,969)       $     1,103
                                                                     ===========        ============       ============
Weighted average common shares outstanding:
    Basic.......................................................       8,603,521           6,055,439          5,785,218
                                                                     ===========        ============       ============
    Diluted.....................................................       9,919,492           7,320,362          5,843,618
                                                                     ===========        ============       ============
Earnings (loss) per share:
    Basic
        Income before extraordinary item........................      $     0.57         $      0.07        $      0.19
        Extraordinary item, net of
          income tax benefit....................................           (0.17)              (2.21)                --
                                                                     -----------        ------------       ------------
        Net income (loss).......................................      $     0.40         $     (2.14)       $      0.19
                                                                     ===========        ============       ============
    Diluted
        Income before extraordinary item........................      $     0.49         $      0.06        $      0.19
        Extraordinary item, net of
          income tax benefit....................................           (0.14)              (1.83)                --
                                                                     -----------        ------------       ------------
        Net income (loss).......................................      $     0.35         $     (1.77)       $      0.19
                                                                     ===========        ============       ============

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                          Additional      Retained
                                                         Common            Paid-In        Earnings
                                                          Stock            Capital        (Deficit)              Total
                                                          -----            -------        ---------              -----
                                                                           (Dollars in thousands)
Balance, December 31, 1995.......................         $     5         $      95      $    3,501          $    3,601

Distributions to shareholders....................              --                --            (967)               (967)

Net income.......................................              --                --           1,860               1,860
                                                       ----------         ---------      ----------          ----------
Balance, December 31, 1996.......................               5                95           4,394               4,494

Net loss for the period from January 1, 1997
    through February 21, 1997....................              --                --            (172)               (172)

Distributions and other payments in
    connection with the Reorganization...........              --           (11,880)         (4,222)            (16,102)

Contribution of notes payable by shareholders....              --             4,300              --               4,300

Net loss for the period from February 22, 1997
    through December 31, 1997....................              --                --         (12,431)            (12,431)

Termination of Put Warrants Liability............              --            20,384              --              20,384

Sale of common stock.............................               3            40,302              --              40,305
                                                       ----------         ---------      ----------          ----------

Balance, December 31, 1997 ......................               8            53,201         (12,431)             40,778

Issuance of common stock.........................              --               775              --                 775

Exercise of warrants.............................               1                 2              --                   3

Distributions and other payments in
     connection with the Reorganization..........              --              (432)             --                (432)

Net income.............................................        --                --           3,464               3,464
                                                       ----------         ---------      ----------          ----------

Balance, December 31, 1998 ......................         $     9         $  53,546      $   (8,967)         $   44,588
                                                       ==========         =========      ==========          ==========

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                              1998                 1997                1996
                                                                              ----                 ----                ----
                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................................            $   3,464             $ (12,604)          $   1,860
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization...............................                6,756                 4,179               1,592
   Amortization of debt discount and issuance costs............                   --                   938                  --
   Put warrants valuation adjustment...........................                   --                 1,842                  --
   Loss on early retirement of debt............................                   --                20,031                  --
   Deferred income tax provision (benefit).....................                1,106                (6,716)                 --
   (Gain) loss on disposal of property
        and equipment..........................................                   61                   (19)                 23
    Changes in assets and liabilities (excluding effects of
        acquisition):
        (Increase) decrease in:
            Trade accounts receivable..........................               36,744               (20,948)            (11,353)
            Prepaid expenses and other current assets..........                 (326)                 (379)                 94
            Other assets.......................................                 (419)               (1,405)               (112)
        Increase (decrease) in:
            Accounts payable...................................                 (443)                 (519)                315
            Accrued expenses:
                Payroll........................................                  749                  (888)              2,235
                Payroll taxes..................................                1,685                     2              (1,225)
                Workers' compensation and insurance............                1,494                 3,622               3,608
                Other..........................................                  287                   463                 778
            Other current liabilities..........................                 (397)                 (509)                905
                                                                          ----------            ----------          ----------
                Net cash provided by (used in) operating
                    activities.................................               50,761               (12,910)             (1,280)
                                                                          ----------            ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding (advances) repayments (to) from franchises, net........                1,745                 1,046                (805)
Property and equipment expenditures............................               (5,296)               (4,105)             (2,129)
Expenditures for acquisitions..................................              (27,769)              (21,948)             (1,950)
Proceeds from disposal of property and equipment...............                    4                   263                  50
                                                                          ----------            ----------          ----------
         Net cash used in investing activities.................              (31,316)              (24,744)             (4,834)
                                                                          ----------            ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in excess of outstanding checks over
    bank balance, included in accounts payable.................                2,066                 1,398                 278
Net proceeds from (repayment of) line of credit and
    revolving credit facility..................................              (12,820)               23,912               3,620
Related party borrowings (repayments)..........................                 (483)               (1,988)                577
Proceeds of senior notes and put warrants, net of
    issuance costs.............................................                   --                22,615                  --
Repayment of senior notes......................................                   --               (25,000)                 --
Proceeds of other long-term debt...............................                   --                    --               1,500
Repayment of other long-term debt..............................               (3,963)               (5,845)             (1,328)
Proceeds from sale of common stock, net of offering costs......                    3                40,305                  --
Distributions and other payments in connection with the
    Reorganization.............................................                 (432)              (16,102)                 --
                                                                          ----------            ----------          ----------

         Net cash provided by (used in) financing activities...              (15,629)               39,295               4,647
                                                                          ----------            ----------          ----------
Net increase (decrease) in cash................................                3,816                 1,641              (1,467)
Cash, beginning of period......................................                1,685                    44               1,511
                                                                          ----------            ----------          ----------
Cash, end of period............................................            $   5,501             $   1,685           $      44
                                                                          ==========            ==========          ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..................................................            $   4,960             $   7,091           $   1,842
                                                                          ==========            ==========          ==========

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of business: OutSource International, Inc. and Subsidiaries (the "Company") is a national provider of human resource services focusing on the flexible industrial staffing ("staffing") market through its Tandem division and on the professional employer organization ("PEO") market through its Synadyne division. The Company also operates a small office clerical staffing business through its Office Ours division. The Company provides its industrial staffing services through locations owned or leased by the Company (collectively identified as "Company-owned") and franchise locations and its PEO and clerical staffing services through Company-owned locations.

         Industrial staffing services include recruiting, training and workforce re-deployment, as well as certain PEO services. PEO services include payroll administration, workers' compensation insurance, health, life and disability insurance, retirement plans, and human resource compliance, administration and management.

         Public Offering: The Company sold 3 million shares of its common stock to the public (the "Offering") at $15.00 per share on October 24, 1997, and received proceeds of $40.3 million, net of offering costs and expenses of $4.7 million.

         Reorganization: On February 21, 1997, a Reorganization was consummated in which nine companies under common ownership and management became wholly owned subsidiaries of OutSource International, Inc. (the "Reorganization"). OutSource International, Inc. was incorporated in April 1996 for the purpose of becoming the parent holding company, but was inactive with no assets, liabilities or operations prior to the Reorganization.

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

         In 1974, the three founders began the industrial staffing services business which became the operations of the Initial Subsidiaries, and these operations expanded to also include franchising of staffing services, PEO services, and funding services to certain franchises. The operations of the Initial Subsidiaries historically have been integrated to provide a single source of human resource services for customers under the direction of a single executive management group and with a centralized administrative and business support center.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Reorganization consisted of (a) the distribution by the Initial Subsidiaries, which were S corporations, of previously undistributed accumulated taxable earnings to all shareholders, in proportion to their ownership interests, a portion of which was used to repay $4.3 million in notes receivable of OutSource Franchising, Inc. from its shareholders, in proportion to their ownership interests; (b) the contribution to paid-in capital of Synadyne II, Inc. and Synadyne III, Inc. of $4.3 million in notes payable by such Initial Subsidiaries to their shareholders, in proportion to their ownership interests; and (c) the exchange by all of the shareholders of all of their shares of common stock in the Initial Subsidiaries for shares of common stock in OutSource International, Inc., except that the founders in the S Group and M Group received cash and notes for a portion of their common stock, aggregating 5.8% of the total ownership interests in the Initial Subsidiaries (the equivalent of 336,430 shares of common stock of OutSource International, Inc.). The following is a summary of the cash paid, notes issued (which were paid in full at the time of the Offering), cash paid and immediately returned to the Company by the Shareholders for repayment of OutSource Franchising, Inc. notes receivable, contribution to additional paid-in capital, and common stock of OutSource International, Inc. issued in the Reorganization (all dollars in thousands):

                                           Cash Paid          Notes (Paid           Total               Issuance of
                                        (Returned to Repay     at time of         Shareholder          Common Stock
                             Cash        Notes Receivable)   the Offering)       Distributions     Shares       Percentage
                             ----        -----------------   -------------       -------------     ------       ----------
    S Group............     $   5,841      $    2,502           $    1,420          $   9,763      3,131,667        57.5%
    M Group............         3,850           1,251                   --              5,101      1,552,315        28.5%
    CEO................           226             417                  325                968        591,249        10.8%
    EVP................           140             130                   --                270        173,557         3.2%
                            ---------      ----------           ----------          ---------      ---------      -------
                            $  10,057      $    4,300           $    1,745             16,102      5,448,788       100.0%
                            =========      ==========           ==========          =========      =========      =======

         Less contribution to additional paid-in capital of notes
         payable to Synadyne II, Inc. and Synadyne III, Inc................            (4,300)
                                                                                    ---------
         Net charge to shareholders' equity................................          $ 11,802
                                                                                    =========

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

         Subsequent to the Reorganization, all compensation for the three founders (principal shareholders) was discontinued, and the Initial Subsidiaries terminated their elections to be treated as S corporations. The distribution by the Initial Subsidiaries to all shareholders at the time of the Reorganization is subject to adjustment based upon the final determination of taxable income through February 21, 1997. In September 1998, the Company completed and filed its Federal and state tax returns for the period from January 1, 1997 through February 21, 1997. Based on that filing, the Company made an additional distribution of $432,000 to the shareholders at the time of the Reorganization. The distribution was recorded as a reduction of the Company's paid-in capital. Further distributions may be required in the event the taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason.

         Restructuring: On December 31, 1998, an internal restructuring was consummated wherein two new operating subsidiaries were formed (Guardian Employer East, LLC and Guardian Employer West, LLC) and the ownership of most of the Subsidiaries (consisting of the Initial Subsidiaries, the two new entities, and an additional seven subsidiaries incorporated or acquired subsequent to the Reorganization - Staff All, Inc., Mass Staff, Inc., OutSource of Nevada, Inc., Employment Consultants, Inc., X-Tra Help, Inc., Co-Staff, Inc. and OutSource Funding Corporation) were transferred from OutSource International, Inc. to various of the Subsidiaries. OutSource International, Inc. retained 100% direct or indirect ownership of all Subsidiaries after this restructuring, which was done in order to better align the legal entities on a geographic basis. This restructuring had no effect on the consolidated financial position or results of operations of the Company.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         A summary of the Company's significant accounting policies follows:

         Basis of presentation: The accompanying consolidated financial statements present the financial position, results of operations and cash flows of OutSource International, Inc. and the Subsidiaries, as well as SMSB Associates ("SMSB"), a Florida limited partnership comprised of the Company's three principal shareholders and the CEO. SMSB, a special purpose entity which leases certain properties to the Company, is consolidated in these financial statements from January 1, 1995 to September 30, 1997, based on the criteria for a non-substantive lessor in Emerging Issues Task Force No. 90-15, due to the control exercised by the Company over the assets of SMSB during that period. Effective October 1, 1997 the Company discontinued the consolidation of SMSB's assets and liabilities in these financial statements, based on the Company's determination that SMSB was no longer a non-substantive lessor as defined by EITF No. 90-15. All significant intercompany balances and transactions are eliminated in consolidation.

         The Company's reportable operating segments are the Industrial Staffing segment, the PEO segment and the Franchising segment - see Notes 6 and 14. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which the Company internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

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

         Revenue recognition: All staffing and PEO revenues are based upon the gross payroll of the Company's staffing and PEO employees plus a corresponding fee. The Company's fee structure is based upon the estimated costs of employment related taxes, health benefits, workers' compensation benefits, insurance and other services offered by the Company plus a negotiated mark-up. All staffing and PEO customers are invoiced on a periodic basis ranging from weekly to monthly. The staffing and PEO revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the staffing and PEO services. Because the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances.

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and equipment: Property and equipment is stated at cost and depreciated or amortized on straight-line bases over the estimated useful service lives of the respective assets. Leasehold improvements are stated at cost and amortized over the shorter of the term of the lease or estimated useful life of the improvement. Amortization of property under capital leases, leasehold improvements and computer software is included in depreciation expense. The estimated useful life of buildings is 39 years, while the estimated useful lives of other items range from five to seven years.

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

         Intangible assets: Identifiable intangible assets include territory rights, customer lists, employee lists and covenants not to compete acquired in connection with acquisitions. Such assets are recorded at fair value on the date of acquisition as determined by management with assistance by an independent valuation consultant and are being amortized over the estimated periods to be benefited, ranging from less than one year to 15 years, except territory rights which are being amortized over periods ranging from 15 to 40 years.

         Goodwill relates to the excess of cost over the fair value of net assets of the businesses acquired. Amortization is calculated on a straight-line basis over periods ranging from 15 to 40 years. The overall business strategy of the Company includes the acquisition and integration of independent and franchise staffing and PEO operations. The Company believes that this strategy creates synergies, achieves operating efficiencies and allows the Company to be more competitive in its pricing, all of which will provide benefits for the foreseeable future.

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

         Cash, receivables, funding advances to franchises, accounts payable, accrued expenses except workers' compensation and insurance, other current liabilities and other amounts due from and to related parties: The carrying amounts approximate fair value because of the short maturity of those instruments. Although the accrued workers' compensation and insurance liability is anticipated to be paid over a number of years, due to the lack of a defined payment schedule and the estimates inherent in establishing the recorded liability amount, management believes that it is not practical to estimate the fair value of this financial instrument.

         Revolving credit facility and long-term debt: The carrying amounts approximate the fair value at December 31, 1997 and 1998, because the interest rates on these instruments approximate interest rates currently available for similar borrowings. The carrying amount of the unrealized hedge loss (included in Other Non-Current Liabilities) is based on its fair value based primarily on information from BankBoston - see Note 6.

         Income taxes: Effective February 21, 1997, the Initial Subsidiaries terminated their elections to be treated as S corporations under applicable provisions of the Internal Revenue Code. Prior to the date such election was terminated, items of income, loss, credits, and deductions were not taxed within the Company but were reported on the income tax returns of the Initial Subsidiaries' shareholders. Accordingly, no provision for income taxes was recorded.
                                       37

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

         Workers' compensation: Effective January 1, 1997 through December 31, 1998, the Company's workers' compensation insurance coverage provided for a $250,000 deductible per accident or industrial illness with an aggregate maximum dollar limit based on 2.2% and 2.4% of covered payroll for 1997 and 1998, respectively. The Company's policy is to accrue worker's compensation expense equal to those maximum dollar limits, using internally generated rates that reflect the specific risk profile of each Company segment in order to allocate the maximum dollar limit between segments. For claims related to periods prior to 1997, there was no aggregate maximum dollar limit on the Company's liability for deductible payments and therefore the Company employs an independent third-party administrator to assist it in establishing an appropriate accrual for the uninsured portion of workers' compensation claims arising in those years, including claims incurred but not reported, based on prior experience and other relevant data. From May 1, 1995 through December 31, 1996, in exchange for a lower excess insurance premium rate, the Company accepted the responsibility for certain losses exceeding the $250,000 policy deductible per accident or industrial illness on a dollar-for-dollar basis, but only to the extent such losses cumulatively exceed 85% of the excess insurance premiums (excluding the profit and administration component) and subject to a maximum additional premium (approximately $0.8 million in 1995 and $1.2 million in 1996).

         For claims arising through December 31, 1998, the Company is only required to pay such claims as they actually arise, which may be over a period extending up to 5 years after the related incident occurred. In 1999, the Company selected a prefunded deductible program whereby expected 1999 claims expenses are funded in advance in exchange for reductions in administrative costs. The required advance funding will be provided through either cash flows from operations or additional borrowings under the Revolving Credit Facility. This new arrangement could adversely affect the Company's ability to meet certain financial covenants. See Note 6.

         Amortization of debt discount and issuance costs: The Company records debt discount as a contra-liability and debt issuance costs as a non-current asset. Both are amortized to interest expense using the interest method.

         Stock based compensation: The Company uses the accounting methods prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and provides the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-based Compensation". See Note 10.

         Advertising: The Company expenses advertising and promotional expenditures as incurred. Total advertising and promotional expenses were approximately $1.5 million, $1.8 million, and $0.7 million for the years ended December 31, 1998, 1997, and 1996, respectively.

         New accounting pronouncements: In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) includes all changes in equity during a period, except those changes in equity resulting from investment by owners and distribution to owners and those changes required by generally accepted accounting principles to be recognized in paid-in capital or other similar nonincome equity accounts. SFAS No. 130 does not apply to the Company since the Company has no items of other comprehensive income in any of the periods presented.

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

NOTE 2. ACQUISITIONS

         Goodwill and other intangible assets consist of the following:

                                                             As of December 31,                Weighted Average
                                                           1998             1997              Amortization Periods
                                                           ----             ----              --------------------
                                                           (Dollars in thousands)
         Goodwill.............................         $    32,806       $   12,374                   29.8 years
         Territory rights.....................              24,743           14,296                   33.1 years
         Customer lists.......................              10,105            4,672                    6.7 years
         Covenants not to compete.............               2,191            1,205                    7.6 years
         Employee lists.......................                 417              197                     .1 year
                                                       -----------      -----------
         Goodwill and other intangible
            assets............................              70,262           32,744                   26.8 years
         Less accumulated amortization........               6,000            2,317
                                                       -----------      -----------

         Goodwill and other intangible
            assets, net.......................         $    64,262      $    30,427
                                                       ===========      ===========

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

         In January 1995, the Company purchased the franchise rights for two staffing locations from All Temps, Inc. and converted these locations to Company-owned locations. At the time of the transaction, three of the four shareholders of the franchise were shareholders with a cumulative controlling interest in the Company. Therefore, the acquisition was accounted for as a business combination of entities under common control and the purchase of the remaining minority interest in the franchise. No material tangible assets were acquired. During 1995 and 1996, $0.3 million and $1.1 million, respectively, of the purchase price was accrued, with $0.2 million and $1.0 million payable to shareholders of the Company in 1995 and 1996, respectively, recorded as a distribution and the remainder as goodwill. The Company agreed that the remaining

             OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. ACQUISITIONS (CONTINUED)

payments to the minority interest would be no less than $40,000 per year from 1997 through 1999 and no less than $150,000 on a cumulative basis for that three year period. In December 1997, the Company paid $141,000 to the minority interest, which is expected to be the final amount due under the renegotiated terms although the Company is still subject to making further payments based on gross profits through 1999.

         In June 1995, the Company purchased the franchise rights for one flexible staffing location from WAD, Inc. and converted this location to a Company-owned location. At the time of the transaction, both shareholders of the franchise were shareholders and officers of the Company but did not hold a controlling interest. The total purchase price recorded as of December 31, 1998 was $1.0 million.

         During 1995, the Company purchased the franchise rights for two flexible staffing locations from Komco Inc. and Demark, Inc. and converted them to Company-owned locations. The total purchase price recorded as of December 31, 1998 was $0.3 million.

         In April 1996, the Company purchased the franchise rights for eight flexible staffing locations from Payray, Inc. and Tri-Temps, Inc. and converted these locations to Company-owned locations. Some shareholders of the franchises are shareholders of the Company but do not hold a controlling interest in the Company. The terms of the purchase, as set forth in an asset purchase agreement, required the Company to pay $4.9 million with $0.8 million due at closing and a note for the remainder to be paid in 60 monthly installments plus 10.0% per annum interest through July 1, 1996 and 14.0% per annum interest thereafter. On February 21, 1997, these payment terms were renegotiated. The renegotiated terms called for a payment of $1.3 million against the outstanding balance and a note for the remainder of $2.6 million to be paid in 48 equal monthly installments including interest of 14.0% per annum, commencing April 1, 1997, but fully payable at the time of an initial public offering. The remaining outstanding balance was accordingly paid at the time of the Offering, except for $0.1 million repaid in March 1998.

         In May 1996, the Company purchased certain assets and the business of CST Services Inc., a flexible staffing operation not previously affiliated with the Company. The total purchase price recorded as of December 31, 1998 was $1.8 million.

         During 1996, the Company purchased the franchise rights for four flexible staffing locations from Temp Aid, Inc., LL Corps, Inc. and Kesi, Inc. and converted them to Company-owned locations. The total purchase price recorded as of December 31, 1998 was $0.3 million.

         Primarily during the first three months of 1997, the Company purchased the franchise rights for 13 flexible staffing locations from LaPorte, Inc., Superior Temporaries, Inc. and Labor World of Minneapolis, Inc., and converted these locations to Company-owned locations. The total purchase price was $11.1 million (of which $9.0 million related to Superior Temporaries, Inc.) in cash and notes.

         During the first three months of 1997, the Company purchased flexible staffing operations with 17 locations from Apex, Inc., Standby Personnel of Colorado Springs, Inc., Staff Net, Inc., Staff Management, Inc. and Stand-By, Inc. (none previously affiliated with the Company). The total initial purchase price was $14.2 million in cash and notes, plus certain sellers received options to purchase a total of 8,126 shares of the Company's common stock at their fair market value at the date of issuance. Such options were issued March 12, 1997 and were still outstanding at December 31, 1998 - See Note 10. During 1997 and 1998, the initial contractual purchase prices of Standby Personnel of Colorado Springs, Inc. and Stand-By, Inc. was decreased by a total of $0.6 million, based on the gross profit from the acquired locations for the two years following the acquisition.

         During the first quarter of 1998, the Company purchased the franchise rights for a total of six flexible staffing locations from Freuhling and Jackson, Inc., F.J.R. Enterprises, Inc., EJ Services, Inc. and EAZY Temporary, Inc., and converted these locations to Company-owned locations. The total purchase price was $5.5 million in cash and notes. The principal amount due under one of these notes may increase or decrease by an amount not to exceed $250,000, based on the gross profit from the acquired locations for the year following the acquisition.

         During the first quarter of 1998, the Company purchased flexible staffing operations with a total of 18 locations from Tempus, Inc. and Grafton, Inc. (none previously affiliated with the Company). The total purchase price was $4.8 million in cash and notes. Immediately following the acquisition from Tempus, Inc., the Company sold four of the acquired locations to Cruel Dave Enterprises, LLC (a franchisee of the Company) in exchange for the issuance of a $0.8 million note, payable over five years plus interest at 8.0% per annum.

             OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. ACQUISITIONS (CONTINUED)


         During the first quarter of 1998, the Company purchased 100% of the common stock of Employment Consultants, Inc., X-Tra Help, Inc. and Co-Staff, Inc. (none previously affiliated with the Company), which were flexible staffing operations with a total of four locations. The total purchase price (which includes $2.5 million for the excess of net tangible assets over liabilities assumed) was $11.7 million, paid in cash, notes and $0.8 million in the Company's common stock (57,809 shares) delivered at closing. One of the notes may increase without limit or decrease by up to $875,000 based on the gross profit from the acquired locations for the two years following the acquisition. For example, in the event gross profit for those two years was equal to 1997 gross profit, the note would decrease by approximately $125,000 or, in the event gross profit increased by 25% in each of those two years as compared to the prior year, the note would increase by approximately $150,000. Certain sellers received options to purchase a total of 6,000 shares of the Company's common stock at fair market value on the date of issuance. Such options were issued January 31, 1998 and were still outstanding at December 31, 1998.

         Effective February 16, 1998, the Company purchased the franchise rights for four flexible staffing locations from LM Investors, Inc. and converted these locations to Company-owned locations. The shareholders of the franchises are shareholders of the Company but do not hold a controlling interest in the Company. The purchase price was $6.9 million, with $5.0 million paid in cash at closing plus the issuance of a note for $1.7 million bearing interest at 7.25% per annum (imputed at 8.75% for financial statement purposes) and payable quarterly over three years. The remaining $0.2 million of purchase price represents the Company's assumption of approximately $0.1 million of the seller's liabilities under certain employment contracts and the Company's agreement to reduce by approximately $0.1 million the sellers' obligation to the Company in connection with the termination of their remaining franchise agreements with the Company (See Note 11). See Note 6 regarding options for certain franchise territories also granted in connection with this transaction. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly payments totaling $0.3 million in the first year and $0.6 million in the second year, plus a $0.4 million payment at the end of the two year term.

         During the second quarter of 1998, the Company purchased the franchise rights for a total of five flexible staffing locations from Deb-Lar, Inc., BLM Enterprises, Inc. and Century Investors, Inc., and converted these locations to Company-owned locations. The total purchase price was $1.6 million in cash and notes.

        During the second quarter of 1998, the Company purchased flexible staffing operations with a total of five locations from Pro Select, Inc., Ready Help, Inc., Mid-West Temps, Inc. and Resource Dimensions, Inc. (none previously affiliated with the Company). The total purchase price was $9.2 million, with $7.1 million paid in cash at closing (which included $0.9 million placed in escrow) plus notes issued for $2.1 million. The escrowed portion is payable to one of the sellers approximately fourteen months after closing, less any portion paid to the Company as compensation for any losses resulting from certain breaches of one of the asset purchase agreements. The Company is obligated for
(i) an additional payment to one of the sellers equivalent to any increase in the amount of gross profit of the locations acquired from such seller for the twelve months ending May 31, 1999, as compared to the greater of a contractually defined amount or the gross profit of those locations for the twelve months ended March 31, 1998 and (ii) an additional payment up to $0.2 million contingent primarily upon the gross profit of one of the acquired locations for the twelve months following the acquisition.

        During the third and fourth quarters of 1998, the Company (i) purchased the franchise rights for three flexible staffing locations from ALPAP, Inc. and Sterling Temporaries, Inc. and converted these locations to Company-owned locations and (ii) purchased certain PEO operations from Hamilton-Ryker Co., Inc., which were immediately transferred to existing Company locations. The total purchase price was $1.2 million in cash and the Company's assumption of liabilities. Approximately $0.1 million of this purchase price is contingent upon the gross profit of certain of the acquired locations for the three years following the acquisition, and this amount may increase to $0.5 million. The Company is obligated for additional payments to another of the sellers of up to $125,000 based on the gross profit of the location acquired from such seller for the twelve months ended December 31, 1998 and the workers' compensation premium with relation to that location for the six months ended December 31, 1998.

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

        The following unaudited pro forma results of operations have been prepared assuming the acquisitions described above had occurred as of the beginning of the periods presented, including adjustments to the historical financial statements for additional amortization of intangible assets, increased interest on borrowings to finance the acquisitions and discontinuance of certain compensation previously paid by the acquired businesses to their shareholders. The unaudited pro forma operating results are not necessarily indicative of operating results that would have occurred had these acquisitions been consummated as of the beginning of the periods presented, or of future operating results. In certain cases, the operating results for periods prior to the acquisition are based on (a) unaudited financial statements provided by the seller or (b) an estimate of revenues, cost of revenues and/or selling, general and administrative expenses based on information provided by the seller or otherwise available to the Company. In these cases, the Company has made an attempt to obtain the most complete and reliable financial information and believes that the financial information it used is materially accurate, although the Company has not independently verified such information.

                                                                                           Years Ended December 31,
                                                                                           ------------------------
                                                                                        1998                   1997
                                                                                        ----                   ----
                                                                                        (Dollars in thousands)
    Unaudited Pro Forma:

    Net revenues..........................................................            $584,991               $551,301
    Operating income......................................................              13,108                 15,839
    Income before provision for income taxes and extraordinary item.......               6,934                  1,700
    Income before extraordinary item......................................               5,124                  1,188

        The following unaudited pro forma information, as adjusted, has been prepared on the same basis as the preceding data and also reflects the pro forma adjustment for income taxes and weighted average shares outstanding as discussed in Note 13, except that the number of weighted average shares has been increased by 57,809 basic and 143,701 diluted shares for the year ended December 31, 1997 and 4,923 basic and diluted shares for the year ended December 31, 1998, in order to reflect adjustments for (i) the calculation of proceeds from the exercise of warrants associated with certain debt utilized to finance the above acquisitions and (ii) the timing of the issuance of common stock and options in connection with those acquisitions:

                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                       1998                  1997
                                                                                       ----                  ----
    Unaudited pro forma, as adjusted:                                                    (Dollars in thousands)

    Income before provision for income taxes
          and extraordinary item..........................................         $     6,934            $     1,700
    Pro forma provision for income taxes..................................               1,810                    877
                                                                                   -----------            -----------
    Pro forma income before extraordinary item............................         $     5,124            $       823
                                                                                   ===========            ===========
    Weighted average common shares outstanding:
       Basic..............................................................           8,608,444              6,113,248
                                                                                   ===========            ===========
       Diluted............................................................           9,924,415              7,464,063
                                                                                   ===========            ===========
    Earnings per share, before extraordinary item:
       Basic..............................................................         $       .60            $       .13
                                                                                   ===========            ===========
       Diluted............................................................         $       .52            $       .11
                                                                                   ===========            ===========

             OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                          As of December 31,
                                                                                          ------------------
                                                                                      1998                 1997
                                                                                      ----                 ----
                                                                                        (Dollars in thousands)
         Buildings and land............................................              $    6,210        $   6,210
         Furniture, fixtures and equipment.............................                   9,158            6,935
         Computer software.............................................                   6,187            4,061
         Leasehold improvements........................................                   2,756            2,034
         Vehicles......................................................                     592              500
                                                                                     ----------       ----------
         Property and equipment........................................                  24,903           19,740
         Less accumulated depreciation and amortization................                   7,275            4,787
                                                                                     ----------       ----------
         Property and equipment, net...................................              $   17,628        $  14,953
                                                                                     ==========       ==========

         Depreciation and amortization expense for property and equipment for the years ended December 31, 1998, 1997 and 1996 was $3.1 million, $2.3 million, and $1.2 million, respectively. The Company sold or retired assets with a net book value of $0.1 million (net of accumulated depreciation of $0.6 million) during the year ended December 31, 1998.

NOTE 4. INCOME TAXES

         The net deferred tax asset as of December 31, 1998 and 1997 includes deferred tax assets and liabilities attributable to the following items, including amounts recorded as a result of the February 21, 1997 termination of the elections by the Initial Subsidiaries to be treated as S corporations:

                                                                                           As of December 31,
                                                                                           ------------------
                                                                                         1998             1997
                                                                                         ----             ----
                                                                                        (Dollars in thousands)
         Current:
         --------
         Workers' compensation accrual.................................               $   4,048         $  2,693
         Debt discount and valuation adjustment related to warrants....                     678               --
         Allowance for doubtful accounts...............................                     741              617
         Change from cash to accrual tax basis.........................                    (483)            (363)
         Net operating loss carryforward...............................                      --            1,330
         Employment tax credit carryforward............................                   1,476              834
         Other.........................................................                     (91)              --
                                                                                      ---------         --------
         Net current deferred tax asset, included in prepaid
            expenses and other current assets .........................                   6,369            5,111
                                                                                      ---------         --------

         Non-current:
         ------------
         Debt discount and valuation adjustment related to warrants....                      --            2,215
         Change from cash to accrual tax basis.........................                    (540)            (786)
         Other.........................................................                     (97)             176
                                                                                      ---------         --------

         Net non-current deferred tax asset (liability), included in other
            non-current liabilities and in other assets, respectively .                    (637)           1,605
                                                                                      ---------         --------

         Net deferred tax asset .......................................               $   5,732         $  6,716
                                                                                      =========         ========

                                       43

             OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES (CONTINUED)

         Management has determined, based on the Company's history of prior taxable earnings and its expectations for the future, that taxable income will more likely than not be sufficient to fully realize deferred tax assets and accordingly, has not reduced deferred tax assets by a valuation allowance. The employment tax credit carryforward of $1.5 million as of December 31, 1998 will expire in 2013 and 2014. The employment tax credits recorded by the Company from February 21, 1997 through December 31, 1998 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of approximately $550 thousand. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving and as a result the Company's positions with regards to its calculation of FEZ credits may be challenged by the Internal Revenue Service.

         The components of the income tax provision (benefit) are as follows:
                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                       1998                  1997
                                                                                       ----                  ----
                                                                                         (Dollars in thousands)
         Federal - Current................................................            $  1,682            $  2,054
         State - Current..................................................                 362                 494
         Federal - Deferred...............................................                (357)             (2,235)
         State - Deferred.................................................                 (76)               (382)
                                                                                      --------            --------

         Income tax provision (benefit)...................................            $  1,611            $    (69)
                                                                                      ========            ========

         During 1997, the Company also recorded a $6.6 million income tax benefit as a direct reduction of the extraordinary loss arising from early debt retirement (see Note 5). This benefit offset any Federal tax payments that would have otherwise been due as a result of the current portion of the $69,000 tax benefit shown above.

          The 1998 extraordinary expense of $1.4 million recognized by the Company represents a reduction of the above 1997 tax benefit, arising from the final valuation for income tax purposes of the deduction allowable to the Company related to warrants to purchase 392,896 shares of the Company's common stock. The warrants were issued by the Company into escrow in 1997 but the ultimate recipient was not determined until February 21, 1999 (see Note 5). Although the Company recognized a tax benefit in 1997 associated with the debt discount amortization expense for these warrants, the benefits were initially recorded as a deferred tax asset since these expenses would be tax deductible by the Company as interest expense only if and when the warrants were released to the Senior Note Holders and only to the extent of the fair value of the warrants upon release. As the public market price of the Company's shares on February 21, 1999 was less than the public market price on the Offering valuation date, the estimated tax benefit initially recorded was adjusted to the tax benefit as finally determined. In addition to the $1.4 million extraordinary item, another $141,000 expense was included in the Company's 1998 income tax provision due to the adjustment for tax return purposes of the 1997 put warrants valuation adjustment (see Note 5) associated with these warrants.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES (CONTINUED)

         The Company's effective tax rate differed from the statutory federal rate of 35%, as follows:

                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                    1998                      1997
                                                                                    ----                      ----
                                                                             Amount      Rate          Amount       Rate
                                                                             ------      ----          ------       ----
                                                                                      (Dollars in thousands)
         Statutory rate applied to income before income taxes
              and extraordinary item...............................         $  2,272       35.0%     $    249       35.0%
         Increase (decrease) in income taxes resulting from:
             State income taxes, net of federal benefit............              189       2.9             74       10.4
             Effect of termination of S corporation status.........               --        --           (424)     (59.6)
             Loss prior to termination of S corporation status.....               --        --             59        8.2
             Put warrants valuation adjustment.....................              141       2.2            445       62.6
             Employment tax credits................................             (975)    (15.0)          (551)     (77.4)
             Nondeductible expenses................................              215       3.3             57        8.0
             Other.................................................             (231)     (3.6)            22        3.1
                                                                           ---------   -------      ---------    -------
             Total.................................................         $  1,611      24.8%     $     (69)     (9.7%)
                                                                           =========   =======      =========    =======

         The decrease in the 1998 state tax rate from 1997 as shown above was because additions to financial statement income for the 1997 state tax expense calculation, primarily the non-deductible portion of the put warrants valuation adjustment, were larger than financial statement income in 1997 but not in 1998.

         The tax benefit of $6.6 million related to the 1997 extraordinary loss was 33.2% of that loss (26.1% after considering the $1.4 million reduction of that benefit in 1998), which differed from the statutory federal rate of 35% due to a portion of the debt discount that was included in the extraordinary loss being non-deductible for tax purposes.

NOTE 5. DEBT

         Securitization: Effective July 27, 1998, the Company entered into a five year financing arrangement pursuant to which it can sell up to a $50 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1 rated commercial paper (the "Securitization Facility"). Eagle is an affiliate of BankBoston, N.A, the lead bank in a syndicate of commercial banks that provide the Company with a $34 million revolving credit facility ("Revolving Credit Facility").

         Under the Securitization Facility, the Company receives cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which are adjusted on a monthly basis based on collection experience and other defined factors. There is no recourse to the Company for the initial funds received. Amounts collected in excess of the reserves are retained by the Company. The Company's interest rate, payable on the balance of the outstanding commercial paper, is determined by prevailing interest rates in the commercial paper market and was approximately 5.65% as of December 31, 1998. As of December 31, 1998, a $44.8 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

The Securitization Facility contains certain minimum default, delinquency and dilution ratios with respect to the Company's receivables and requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51 million. A default under the Securitization Facility constitutes a default under the Revolving Credit Facility. The Liquidity Facility has been provided by the syndicate of commercial banks that participate in the Revolving Credit Facility for a one year term expiring July 26, 1999 at 0.375% per annum. Eagle may draw against the Liquidity Facility to fund cash shortfalls caused by an inability for any reason to issue commercial paper based on the Company's receivables. There is no recourse to the Company for amounts drawn under the Liquidity Facility, although such amounts would be repaid from and to the extent receivables sold by the Company were collected. Amounts drawn under the Liquidity Facility bear interest at the same rates incurred under the

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT (CONTINUED)

Revolving Credit Facility. The Company is currently discussing renewal of the Liquidity Facility with the syndicate and other banks.

         Bank financing: In connection with the Securitization Facility, effective July 27, 1998, the Company's Revolving Credit Facility was amended, primarily to reduce the maximum amount available for borrowing from $85 million to $34 million and to extend the remaining term of the Revolving Facility to five years from the date of that amendment. The Revolving Credit Facility was first entered into on February 21, 1997, following the Reorganization, and includes a letter of credit facility of $15 million. Including the effects of a February 1999 amendment to the Revolving Credit Facility, the interest rate is based on: 1) the bank's prime rate (7.75% at December 31, 1998) plus a margin of up to 0.75% according to the Company's consolidated debt to earnings ratio (as defined by the terms of the Revolving Credit Facility) or 2) the Eurodollar base rate (5.65% at December 31, 1998) plus a margin from 1.25% to 2.75% according to the Company's consolidated debt to earnings ratio. The effective interest rate at December 31, 1998 was 7.8% per annum; however, the February 1999 amendment resulted in a 0.5% increase in that rate effective January 1, 1999, to approximately 8.3%. Revolving Credit Facility borrowings are collateralized by all tangible and intangible assets of the Company and are governed by certain covenants, which include an interest coverage ratio, a cash flow coverage ratio, leverage ratios determined by indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) and the current ratio. As part of the pricing increase in February 1999, certain of these covenants were amended, which provided additional flexibility to the Company and enabled the Company to be in compliance as of December 31, 1998. The terms of the Revolving Credit Facility also require prior bank approval of most acquisitions and borrowings from third parties. In February 1998 the Company entered into an interest rate collar agreement, as required by the terms of the Revolving Credit Facility at that time (see Note 6).

         The Company secures its liability for the deductible portion of its workers' compensation coverage by the issuance of letters of credit to its insurance carriers, which amounted to $10.5 million at December 31, 1998. The letter of credit fee at December 31, 1998 was 1.50% per annum, increasing to 1.875% as of January 1, 1999, but may reduce to as low as 0.75% per annum according to the Company's consolidated debt to earnings ratio.

         Senior Notes: On February 21, 1997, following the Reorganization, the Company entered into senior subordinated note agreements ("Senior Notes") with two investors (the "Senior Note Holders") for borrowings totaling $25 million, with payments of $10 million in March 2001 and $15 million in February 2002, and quarterly interest payments at 11% per annum through February 1999 and 12.5% thereafter. The Senior Notes were repaid in full from the proceeds of the Offering. The Company also issued to the Senior Note Holders warrants to purchase 786,517 shares of common stock at $.015 per share to be exercised at the discretion of the Senior Note Holders and expiring five years from issuance (the "A warrants"). These warrants had not been exercised as of December 31, 1998.

         In connection with the Senior Notes, warrants to purchase 573,787 shares of the Company's common stock at $.015 per share were issued by the Company into escrow. In April 1997, warrants to purchase 180,891 shares (the "B warrants") were released from escrow to the Company's shareholders as of February 21, 1997, as a result of the Company's consummation of the last of certain acquisitions in accordance with conditions of the agreements related to the Senior Notes. As of December 31, 1998, 29,575 of the B warrants had not been exercised and expire in February 2002. The terms for the release of the remaining warrants to purchase 392,896 shares (the "C warrants") provided for their release to either (i) 100% to the Senior Note Holders, (ii) 100% to the then existing Company shareholders or (iii) 50% to each group, depending on

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. DEBT (CONTINUED)

certain conditions including the market valuation, over the two year period ended February 21, 1999, of the A warrants. It has now been determined that the C warrants will be released 100% to the Senior Note Holders. The warrants in escrow are exercisable any time after being released from escrow and expire in February 2002.

         The A , B and C warrants all contained a put right, whereby the Company would be required at the holder's option to purchase the warrants for the "publicly traded" fair value of those warrants should the Company not consummate a qualified initial public offering, as defined in the warrant agreement, by February 2001. This put right was terminated as a result of the Company's October 1997 Offering.

         The proceeds of the Senior Notes were recorded as a liability. The fair value of the A, B and C warrants was recorded as debt discount, which was a contra-account to the Senior Notes liability and was periodically amortized using the interest method, resulting in a level effective rate of 55.7% per annum applied to the sum of the face amount of the debt less the unamortized discount. Interest expense (including discount amortization of $0.7 million) of $2.6 million was recorded related to these Senior Notes for the year ended December 31, 1997.

         The B and C warrants were designed to provide the Senior Note Holders with additional consideration for their $25 million investment if certain performance criteria (in the case of the B warrants) are not met or if certain triggering events (in the case of the C warrants) did not occur. Therefore, the value of the B and C warrants was, in substance, embedded within the $25 million subordinated debt proceeds and, as such, was accounted for in the same manner as the A warrants. Accordingly, the amount allocated from the $25 million subordinated debt proceeds to the detachable stock purchase warrants included the fair value of the B and C warrants. The original debt discount was $18.5 million, based on the fair value of the A, B and C warrants as determined by an independent appraiser as of the date of their issuance.

         Due to the put option included in all of the warrants, their fair value of $18.5 million at the date of issuance was classified as a liability which was adjusted to fair value at each reporting date until the put option terminated. This liability was adjusted to a fair value of $20.4 million as of October 24, 1997, with the cumulative adjustment of $1.8 million included in non-operating expense for the year ended December 31, 1997. The fair value of the warrants recorded as of October 24, 1997 was equal to the price of the Company's shares sold to the public at that time (see Note 1), less the warrant exercise price. As a result of the termination of the put right at the time of the Company's October 1997 Offering, the final put warrants liability was reclassified from debt to additional paid-in capital at that time.

         The Company incurred $2.4 million of costs related to the issuance of the Senior Notes, which were recorded in other non-current assets and amortized to interest expense using the interest method. Amortization of $0.2 million was recorded for the year ended December 31, 1997.

         As a result of the early repayment of the Senior Notes in October 1997, the Company recorded an extraordinary loss of $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes. See Note 4 regarding the 1998 extraordinary expense of $1.4 million recognized by the Company which represents the reduction of the 1997 income tax benefit, arising from the final valuation for income tax purposes of the deduction allowable to the Company related to the unamortized debt discount.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. DEBT (CONTINUED)

    Long-Term Debt:
                                                                                       As of December 31,
                                                                                  1998                  1997
                                                                                  ----                  ----
                                                                                    (Dollars in thousands)
    Obligations under capital leases. See
     discussion below..............................................             $   2,217           $    2,818
    Acquisition notes payable, subordinated to the
     Revolving Credit Facility and payable over three years
     at imputed interest rates ranging from 8.75% to
     12.0% per annum. See Note 2...................................                 9,156                2,877
    Mortgage notes payable in monthly installments and
     collateralized by buildings and land. The interest
     rates range from 8.0% to 9.5% per annum..........................              4,229                4,333
    Notes payable in monthly installments and
     collateralized by property and equipment. The
     interest rates range from 8.25% to 10.9% per annum............                   119                  117
    Insurance premium note payable.................................                   318                   --
                                                                                ---------           ----------

    Long-term debt.................................................                16,039               10,145
    Less current maturities of long-term debt......................                 6,782                2,408
                                                                                ---------           ----------

    Long-term debt, less current maturities........................             $   9,257           $    7,737
                                                                                =========           ==========

         The aggregate annual principal payments on long-term debt (including obligations under capital leases) are as follows as of December 31, 1998:

                     Year                                              (Dollars in thousands)
                     1999..........................................             $   6,782
                     2000..........................................                 4,624
                     2001..........................................                   811
                     2002..........................................                   525
                     2003..........................................                   134
                     Thereafter....................................                 3,163
                                                                                ---------
                                                                                $  16,039
                                                                                =========

         Capital Leases: From December 1996 to December 1997, the Company occupied an office building for its national office and support center under a 15 year capital lease agreement with an unrelated party, having annual lease payments of approximately $0.6 million. The Company had an option to buy the building during the first two years of the lease term and in December 1997 it exercised that option. Prior to that purchase, the capitalized costs relating to this lease were equal to the purchase option price.

         Furniture, fixtures, equipment and computer software held under capital leases and included in property and equipment were $2.2 million and $2.8 million, net of accumulated depreciation of $0.9 million and $0.4 million, as of December 31, 1998 and 1997, respectively.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT (CONTINUED)

         The following is a summary of future minimum lease payments, and their present value, required under all capital leases for the years ended after December 31, 1998:

                      Year                                                  (Dollars in thousands)
                      ----
                      1999............................................             $       821
                      2000............................................                     821
                      2001............................................                     726
                      2002............................................                     131
                      Thereafter......................................                      --
                                                                                   -----------
                      Total future minimum lease payments.............                   2,499
                      Less amount representing interest...............                    (282)
                                                                                   -----------
                      Present value of net minimum lease payments.....             $     2,217
                                                                                   ===========

NOTE 6. COMMITMENTS AND CONTINGENCIES

         Lease Commitments: The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial reporting purposes. The leases provide for the Company to pay real estate taxes, common area maintenance and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between 1999 and 2004. Also, certain equipment used in the Company's operations is leased under operating leases. The following is a summary of fixed minimum lease commitments required under all operating leases for the years ended after December 31, 1998:

                      Year                                                   (Dollars in thousands)
                      ----
                      1999.............................................            $     3,065
                      2000.............................................                  2,827
                      2001.............................................                  1,997
                      2002.............................................                  1,145
                      2003.............................................                    353
                      Thereafter.......................................                     41
                                                                                   -----------
                      Total............................................            $     9,428
                                                                                   ===========

         Rent expense, including equipment rental, was $3.4 million, $2.2 million, and $0.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         Franchise Agreements: The Company had granted 24, 55 and 75 Tandem franchises (some covering multiple locations) still outstanding as of December 31, 1998, 1997 and 1996, respectively. In consideration for royalties paid by the franchise holders, the agreements provide, among other things, that the Company will provide the franchise holder with the following for terms ranging from 10 to 15 years with varying renewal options: exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals.

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The following tables set forth various revenues from staffing franchises as well as a schedule showing staffing franchise offices opened and purchased by the Company, as well as the number of Company owned staffing locations. The Company's franchising activities in its other divisions is not significant.

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                               1998           1997            1996
                                                               ----           ----            ----
                                                                      (Dollars in thousands)
    PEO services.......................................     $   25,199      $   34,642      $  35,079
    Royalties..........................................          7,352           6,997          5,671
    Payroll funding services...........................            327             713          1,288
    Initial franchise fees.............................             --              15             84
    Other..............................................             --              15             41
                                                            ----------      ----------      ---------
       Total revenues..................................     $   32,878      $   42,382      $  42,163
                                                            ==========      ==========      =========

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                                 1998          1997          1996
                                                                 ----          ----          ----
    Number of franchise locations, beginning.................       65           95            83
    New franchise locations..................................       10            6            24
    Franchises closed/Buyouts................................      (15)         (23)           --
    Franchises converted to
      Company - owned locations..............................      (17)         (13)          (12)
                                                                 -----        -----         -----
    Number of franchise locations, ending....................       43           65            95
    Number of Company owned locations........................      111           87            46
                                                                 -----        -----         -----
      Total locations........................................      154          152           141
                                                                 =====        =====         =====

         PEO services revenues are based on the payroll and other related costs for industrial personnel provided by the franchises to their clients, under a relationship whereby the Company is the employer of those industrial personnel. The Company's gross profit margin on these services is approximately 1.2% of the related revenues. See Note 1 for a discussion of initial franchise fees, royalties, and payroll funding services (funding advances). The Company's gross profit margin on these services is 100% of the related revenues.

         Buyouts are early terminations of franchise agreements allowed by the Company in order to enable the Company to develop the related territories. At the time the Company agrees to terminate a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from the former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates. The initial buyout payment, as well as subsequent payments from the former franchisees, are included in total royalties shown above.

         Litigation: On September 24, 1998, an action was commenced against the Company for breach of contract in connection with a purported services arrangement, seeking damages of approximately $0.6 million. The Company filed an answer denying any breach of contract and moved to transfer the action to Florida. The motion for removal was granted and the case has been transferred to, and is now pending in, the Southern District of Florida, Fort Lauderdale division. The action is presently in discovery and no trial date has been set. The Company believes that the claim is without merit and the resolution of this lawsuit will not have a material adverse effect on its financial position or future operating results; however, no assurance can be given as to the ultimate outcome of this lawsuit.

          On November 12, 1997, an action was commenced against the Company, alleging state law claims of pregnancy/maternity discrimination and violations of the Family and Medical Leave Act as a result of an alleged demotion following the plaintiff's return from maternity leave. The complaint also asserts a claim for unpaid overtime based on both

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

state law and the Fair Labor Standards Act. The case is presently in discovery and no trial date has been set. The Company believes the claims are without merit and is vigorously defending this action.

         The Company and the other party to litigation with regards to one of the service marks used in the Company's operations have reached an agreement in principle to settle this matter, resulting in no substantive change to the Company's continued use of the "OutSource" service mark and without any effect to the Company's financial condition or results of operations.

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

         On July 27, 1998, the Company redesignated a portion of this hedge, no longer applicable to its Revolving Credit Facility, to anticipated transactions under the Securitization Facility. The Company adjusted the carrying value of the redesignated portion of the hedge from zero to its fair value based primarily on information from BankBoston, resulting in a $0.4 million liability as of December 31, 1998 which is included in Other Non-current Liabilities on the Company's balance sheet. The associated loss, which may never be realized due to the volatility of interest rates and the Company's intention not to terminate the interest rate collar agreement, has been deferred and is included in Other Assets. The unrealized loss related to the portion of the hedge designated to the Revolving Credit Facility and not reflected on the Company's balance sheet as of December 31, 1998 was approximately $0.4 million. The Company reevaluates the portion of the hedge designated to the Revolving Credit Facility and the Securitization Facility on a monthly basis.

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

         Employment Agreements: As of December 31, 1998, the Company had certain obligations under employment agreements it entered into in 1998 and 1997 with its Chief Executive Officer ("CEO") and seven other officers. Under the terms of those agreements, in the event that the Company terminates any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a multiple of the officer's annual base salary and bonus. In addition, all incentive stock options become immediately exercisable. Similar severance provisions apply if any of those officers is terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements. In February 1999, one of those officers resigned his position, which resulted in the Company incurring a liability approximately equal to one year's salary, in exchange for the former employee's agreement, among other things, to not compete with the Company for one year.

         Promissory Note Renegotiations: In order to remain in compliance with certain covenants in its Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company has put into place a plan to renegotiate the payment terms of its subordinated acquisition debt. Pursuant to such plan, the Company has negotiated extensions of the payment dates of certain of the subordinated notes and is in the process of negotiating the remainder of such notes. There can be no assurance, however, that the Company will be successful in renegotiating all

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

remaining subordinated notes. In the event it is not successful, and the Company elects not to pay a scheduled payment when due, this could result in a default being declared by the noteholder against the Company, which would subject the Company to lawsuits commenced by the note holders to recover the indebtedness due.

         Revolving Credit Facility Covenants: The Company regularly evaluates its compliance with the financial covenants included in the Revolving Credit Facility. The Company believes, based on its current projections, that it will be in compliance with those covenants throughout 1999, although the Company expects certain covenants to remain close to the current limitations. There can be no assurance that the Company will be in compliance with those covenants at March 31, 1999 or that it will not require waivers from the syndicate of lenders led by BankBoston, N.A., regarding compliance with those covenants as of that date, or at subsequent dates. In the event waivers are required, but are not granted, the Company could experience liquidity problems depending on the ability and willingness of the syndicate of lenders to continue lending to the Company, and the availability and cost of financing from other sources.

NOTE 7. OTHER CHARGES

         In 1996, the Company incurred $1.4 million of expenses, primarily professional fees, related to (a) a Form S-1 Registration Statement filed by the Company with the Securities and Exchange Commission that the Company withdrew and (b) subsequent due diligence, which included an internal investigation of allegations regarding payments by the Company to a management employee of a customer of the Company. Based on the findings of the investigation, the Company paid restitution to the customer, is continuing to transact business with the customer and believes that further expenses or liabilities, if any, related to this matter will not be material to its financial position or results of operations. These expenses have been separately disclosed as other charges in the consolidated statement of income due to their unusual nature.


NOTE 8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

         For the years ended December 31, 1998, 1997 and 1996, approximately 9%, 12%, and 16%, respectively, of the Company's revenues were from PEO services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999. In addition, the Company is aware of pending litigation against that corporate employer regarding its use of PEO services. The Company has not determined what impact, if any, that the ultimate result of these developments will have on its financial position or results of operations.

         For the years ended December 31, 1998, 1997 and 1996, approximately 20%, 19% and 27%, respectively, of the Company's revenues were from the provision of services to customers in the Chicago, Illinois area. For each of the years ended December 31, 1998, 1997 and 1996, approximately 27%, 29% and 29% of the Company's revenues were from the provision of services to customers in the South Florida area.

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

NOTE 9. EMPLOYEE BENEFIT PLANS

         The Company had a 401(k) single-employer retirement plan and two 413(c) multiple-employer retirement plans covering all employees except for (a) employees under the age of 21 for all plans, (b) employees with less than one year of service for all plans, (c) certain temporary employees for the 413(c) plans and (d) all highly compensated employees as defined by the Internal Revenue Code for the 401(k) plan and certain highly compensated employees for the 413(c) plans.

         One of the 413(c) plans was established for use by not-for-profit employers only, effective January 1, 1996.

         On February 28, 1997, the 401(k) plan and the 413(c) plan established for use by not-for-profit employers were made inactive by the Company. All participating employees were enrolled in the currently active 413(c) plan for future contributions and all previously contributed net assets remained in the inactive plans for eventual distribution to the employees upon retirement or other qualifying event.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EMPLOYEE BENEFIT PLANS (CONTINUED)

         Eligible employees who participate elect to contribute to the plan an amount up to 15% of their salary. Each year, the Company's Board of Directors determines a matching percentage to contribute to each participant's account; if a determination is not made, the matching percentage is 50% of the participant's contributions, limited to the first 6% of each participant's salary contributed by the participants. This matching policy may vary in the case of PEO employees, although all matching amounts related to PEO employees are recovered by the Company in its charges to the respective PEO customers. Matching contributions by the Company for its employees, which includes PEO employees, were $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         Pursuant to the terms of a now inactive 401(k) plan (containing previous contributions still managed by the Company), highly compensated employees were not eligible to participate; however, as a result of administrative errors in 1996 and prior years, some highly compensated employees were inadvertently permitted to make elective salary deferral contributions. The Company has sought IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). There will be a penalty payable by the Company, associated with a correction under the VCAP, although the Company believes this penalty will be insignificant.


NOTE 10. SHAREHOLDERS' EQUITY

         Voting Trust: The Company's three principal shareholders resigned from the Company's Board of Directors in November 1996. On February 21, 1997, in connection with the issuance of the Senior Notes and the closing of the Revolving Credit Facility, 4,683,982 shares of the common stock of the Company, owned by those shareholders and their families, were placed in a voting trust, with a term of ten years. On October 24, 1997, at the time of the Offering, 700,000 shares were released from the voting trust and sold to the public. On May 12, 1998, as the result of their exercise of certain warrants (see Note 5) the Company issued 124,671 shares to certain of those shareholders and their families, which were immediately deposited into the voting trust. During 1998, these shareholders and their families purchased an additional 81,940 shares from third parties which were deposited into the voting trust.

          Under the terms of the voting trust and agreements among the Company, the Company's shareholders at the time the trust was established and the Senior Note Holders, the 4,190,593 shares of common stock in the voting trust, which represent approximately 48% of the common stock of the Company as of December 31, 1998, will be voted in favor of the election of a Board of Directors having seven members and comprised of three directors nominated by the CEO of the Company, two directors nominated by the Senior Note Holders, and two independent directors nominated by the vote of both directors nominated by the Senior Note Holders and at least two of the directors nominated by the CEO of the Company. When the warrants to purchase 392,896 shares, as discussed in Note 5, are released from escrow to the Senior Note Holders, the number of directors may be increased by two, with the additional directors nominated by the Senior Note Holders. Further, the shares in the voting trust will be voted as recommended by the Board of Directors for any merger, acquisition or sale of the Company, or any changes to the Articles of Incorporation or Bylaws of the Company. On any other matter requiring a vote by the shareholders, the shares in the voting trust will be voted as directed by the Company's current CEO.

         Incentive Stock Option Plan: During 1995, a Subsidiary of the Company established an incentive stock option plan ("Stock Option Plan") for that Subsidiary only, whereby incentive stock options could be granted to employees to purchase a specified number of shares of common stock at a price not less than fair market value on the date of the grant and for a term not to exceed 10 years. Once awarded, these options become vested and exercisable at 25% per year, unless special terms are established at the time the option is granted. On January 1, 1996, the Subsidiary granted options to purchase 815,860 shares of its common stock at an exercise price of $4.77 per share, which an independent appraiser determined to be the fair market value of that Subsidiary's common stock on the date of grant. On February 18, 1997, the Company adopted the Stock Option Plan and, pursuant to the terms of the Stock Option Plan, adjusted (i) the number of outstanding options to 318,568, corresponding to shares of its common stock, and (ii) the exercise price of such options to $10.38 per share. The ratios utilized in such conversion were determined by an independent appraiser as of the date of the Subsidiary's initial grant.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. SHAREHOLDERS' EQUITY (CONTINUED)

         The total number of shares of common stock reserved for issuance under the stock option plan is 1,040,000. The Company's Board of Directors has agreed to increase the number of reserved shares to 1,581,675 and the Company's management intends to request ratification by the Company's shareholders in their May 1999 annual meeting. As of December 31, 1998, the status of all outstanding option grants was as follows:

         Grant Date                   Options Granted      Options Outstanding     Exercisable Options     Exercise Price
         ----------                   ---------------      -------------------     -------------------     --------------
         January 1996................        318,568               233,711                116,856                  $10.38
         March 1997..................        221,473               140,986                 35,247                  $11.42
         September 1997..............        116,933                97,552                 24,388                  $15.00
         October 1997................          1,625                 1,625                    406                  $14.75
         December 1997...............          2,238                 2,238                    560                  $11.75
         January 1998................        265,646               233,986                 77,221                  $13.88
         March  1998.................         71,700                49,354                      -                  $18.88
         May  1998...................         18,375                13,375                      -        $19.50 to $20.13
         June 1998...................          4,432                 4,432                      -                  $16.75
         August 1998.................         75,000                75,000                      -        $10.38 to $13.88
         August 1998.................         52,500                51,500                      -          $6.00 to $7.25
         November 1998...............        386,318               383,218                      -                   $6.00
                                                                ----------              ---------
                                                                 1,286,977                254,678
                                                                ==========              =========

         The above exercise prices were equal to the market price of the shares at the grant date, except the exercise prices for the August 1998 grant of 75,000 options, which represented the cancellation of a May 1998 grant and reissuance at exercise prices in excess of the market price of the shares at the new grant date. The exercise price of options granted prior to the Offering are based on the fair market value of the Company's common stock, as determined by an independent appraiser as of the date of the grant. The above options vest over a four year period from the date of issuance, except 77,221 options issued in January 1998, which vested immediately upon grant.

         The weighted average remaining contractual life of the above options was 8.9, 8.7 and 9.0 years as of December 31, 1998, 1997 and 1996, respectively. The weighted average exercise price was $10.59 and $11.57 per share as of December 31, 1998 and 1997, respectively. No options had been exercised as of December 31, 1998.

         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the grant date, no compensation is recognized. However SFAS No. 123, "Accounting for Stock-based Compensation", requires presentation of pro forma net income as if the Company had accounted for its employee stock options under the fair value method. The Company has estimated the fair value of stock options granted to employees prior to the Offering to be from $2.20 to $3.41 per option as of the respective grant dates, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate from 6.12% to 6.65%; no volatility factor because the Company was not a public entity when the options were granted; no expected dividends; and expected option life of 4 years. For options granted subsequent to the Offering through December 31, 1998, the Company has estimated the fair value of stock options granted to employees to be from $1.66 to $5.56 per option as of the respective grant dates, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate from 5.87% to 6.65%; an anticipated volatility factor of 101%; no expected dividends; and expected option life of 4 years. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's unaudited pro forma income (before extraordinary item) would have been $4.3 million ($0.50 basic and $0.44 diluted earnings per share) for the year ended December 31, 1998, $0.2 million ($0.04 basic and $0.03 diluted earnings per share) for the year ended December 31, 1997 and $1.0 million for the year ended December 31, 1996 ($0.17 basic and diluted earnings per share).

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREHOLDERS' EQUITY (CONTINUED)

         The March 1997 and January 1998 grants include 8,126 and 6,000 options, respectively, issued in connection with acquisitions - see Note 2.

         During January 1999, the Company granted options to purchase 72,500 shares of the Company's common stock, vesting over a 4 year period from the grant date and with an exercise price of $6.00 per share based on the market price of the shares at the grant date. During March 1999, the Company granted options to purchase 95,675 shares of the Company's common stock, vesting immediately upon grant and with an exercise price of $4.125 per share based on the market price of the shares at the grant date.

         Reverse Stock Split: On October 21, 1997, the Company effectuated a reverse stock split pursuant to which each then issued and outstanding share of common stock was converted into approximately 0.65 shares of common stock. The effect of this reverse split has been retroactively applied to all share, option and warrant amounts, including the related option and warrant exercise prices.


NOTE 11. RELATED PARTY TRANSACTIONS

         Revenues: Certain shareholders of the Company owned franchises from which the Company received the following revenues in the periods indicated:

                                                              Years Ended December 31,
                                                              ------------------------
                                                      1998               1997             1996
                                                      ----               ----             ----
                                                                  (Dollars in thousands)
         Royalties..........................       $    1,289         $       194       $      684
         PEO services.......................                -                 349           13,505
                                                   ----------         -----------       ----------
         Included in net revenues...........       $    1,289         $       543       $   14,189
                                                   ==========         ===========       ==========

         These franchises owed the Company $100,000, $92,000 and $151,000 at December 31, 1998, 1997 and 1996 respectively, primarily related to the above items.

         Effective August 31, 1998, certain Company shareholders owning franchises with a total of four locations entered into a buyout agreement with the Company. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company received an initial payment from the former franchisee. The Company will continue to receive payments from the former franchisee primarily based on the gross revenues of the formerly franchised locations for two years after the termination date. These terms were generally consistent with the terms of previous buyout agreements between the Company and unrelated third parties. In addition, the Company agreed to not compete (except by acquisition) for six months in the territories being bought out. The initial buyout payment, as well as subsequent payments under the buyout agreement, are included in total royalties shown above.

         Receivables and interest income: During 1996 and 1997 the Company had notes and advances receivable due on demand from shareholders and affiliates, although there were no outstanding balances due as of December 31, 1997. The notes had an interest rate of 10% per annum and the advances were non-interest bearing. Total interest income from notes receivable and other amounts due from related parties was $0, $66,000, and $29,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Long-term debt and interest expense: See Note 2 for the details of acquisition notes payable to related parties as of December 31, 1998 and 1997, respectively. Total interest expense for long-term debt to related parties was $113,000, $547,000 and $667,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. RELATED PARTY TRANSACTIONS (CONTINUED)

         Other transactions: During 1997, the Company purchased certain real estate from SMSB for $840,000, such assets having a net book value as reflected on SMSB's financial statements of $608,000 at the time of purchase.

         A law firm owned by a shareholder of the Company received legal fees for services rendered to the Company during 1998, 1997 and 1996 in the approximate amounts of $38,000, $148,000 and $97,000, respectively.

         The Company employed one of its minority shareholders (a member of the S group) in a non-management position at an annual salary of approximately $40 thousand during 1998, 1997 and 1996. This arrangement was discontinued in March 1998.

         Since July 1997, the Company has leased on a month to month basis a portion of a warehouse controlled by the Company's CEO, for approximately $2,000 per month. Effective February 1999, the Company entered into a three year staffing office lease with a company controlled by the CEO, with rental payments of approximately $2,000 per month.

           As a result of the Company's 1996 acquisition of franchise rights from Payray, Inc. and Tri-Temps, Inc. (see Note 2), the Company subsequently leased from one of the sellers, a minority shareholder of the Company, four industrial staffing offices, for rental payments of $49,000 and $33,000 in 1997 and 1996, respectively. The Company made an additional payment of $71,000 to that seller shareholder in 1997 in order to terminate the leases and satisfy the Company's remaining liability.


NOTE 12.  SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES


         The consolidated statements of cash flows do not include the following noncash investing and financing activities, except for the net cash paid for acquisitions:

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                          1998                 1997                 1996
                                                          ----                 ----                 ----
                                                                     (Dollars in thousands)
         Acquisitions:
             Tangible and intangible assets
               acquired..........................   $     41,913          $     25,651         $     8,498
             Liabilities assumed.................         (1,794)                 (186)               (147)
             Debt issued.........................        (11,575)               (3,517)             (6,401)
           Common stock issued...................           (775)                   --                  --
                                                    ------------          ------------         -----------
         Net cash paid for acquisitions..........   $     27,769          $     21,948              $1,950
                                                    ============          ============         ===========
         Deferred loss on interest rate
           collar agreement......................   $        413          $         --         $        --
                                                    ============          ============         ===========
         Decrease in goodwill and long-term
           debt, due to earnout adjustments......   $        539          $         --         $        --
                                                    ============          ============         ===========

         Increase in other current assets and notes
           payable, due to insurance financing...   $        356          $         --         $        --
                                                    ============          ============         ===========
         Increase in property and equipment
               and long-term debt, primarily
               capitalized leases................   $         38          $        813         $     7,370
                                                    ============          ============         ===========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                          1998                 1997                    1996
                                                          ----                 ----                    ----
                                                                     (Dollars in thousands)
         Refinancing of capitalized leases and
             mortgages on buildings and land.....   $         --          $      4,339         $          --
                                                    ============          ============         =============
         Reclassification of Put Warrants
               Liability to additional paid-in
               capital...........................   $         --          $     20,384         $          --
                                                    ============          ============         =============

         Shareholders' contribution to additional
               paid-in capital in connection
               with the Reorganization...........   $         --          $      4,300         $          --
                                                    ============          ============         =============

         Discontinuance of consolidation of
               SMSB-owned building and related
               mortgage debt.....................   $         --          $      1,665         $          --
                                                    ============          ============         =============

         Debt to shareholders for distributions..   $         --          $         --         $         967
                                                    ============          ============         =============

NOTE 13.  PRO FORMA DATA

         Pro forma net income for 1997 and 1996 includes adjustments made to historical net income for pro forma income taxes computed as if the Company had been fully subject to federal and applicable state income taxes. The Company calculates pro forma earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". The historical (for 1998) and pro forma (for 1997 and 1996) weighted average shares outstanding used to calculate pro forma basic and diluted earnings (loss) per share were calculated as follows:

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                             1998              1997           1996
                                                                             ----              ----           ----
                                                                          (Historical)       (Pro forma)    (Pro forma)
     Shares issued in connection with the Reorganization..........          5,448,788        5,448,788       5,448,788

     Equivalent shares represented by shares
        of common stock of certain Subsidiaries
        purchased in the Reorganization...........................                  -           46,211         336,430

     Shares sold by the Company in the October 1997
          Offering (see Note 1)...................................          3,000,000          560,440               -

     Shares issued in connection with a February 1998
        acquisition (see Note 2)..................................             52,886                -               -

     Warrants exercised in May 1998 (see Notes 5 and 10)..........            101,847                -               -
                                                                         ------------      -----------     -----------
     Weighted average common shares - basic.......................          8,603,521        6,055,439       5,785,218

     Outstanding options and warrants to purchase common
        stock- remaining shares after assumed repurchase
        using proceeds from exercise..............................          1,315,971        1,264,923          58,400
                                                                         ------------      -----------     -----------

     Weighted average common shares - diluted.....................          9,919,492        7,320,362       5,843,618
                                                                         ============      ===========     ===========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  PRO FORMA DATA  (CONTINUED)

         Certain of the outstanding options and warrants to purchase common stock were anti-dilutive for certain of the periods presented above and accordingly were excluded from the calculation of diluted weighted average common shares for those periods.


NOTE 14.    OPERATING  SEGMENT INFORMATION

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its CEO. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets. The Company evaluates performance based on stand alone operating segment income, which does not include any allocation of corporate support center costs or income taxes (other than employment tax credits).

         The Company's reportable operating segments are (i) the Industrial Staffing segment, which derives revenues from recruiting, training and deployment of temporary industrial personnel and provides payroll administration, risk management and benefits administration services to its clients, (ii) the PEO segment, which derives revenues from providing a comprehensive package of PEO services to its clients including payroll administration, risk management, benefits administration and human resource consultation and (iii) the Franchising segment, which derives revenues under agreements with industrial staffing franchisees that provide those franchises with, among other things, exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals (see Note 6).

         Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's consolidated financial statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses and interest expense in excess of interest charged to the segments based on their outstanding receivables (before deducting amounts sold under the Securitization Facility). The Company does not regularly provide information regarding the reportable segments' net assets to the chief operating decision maker.

         The Company derives none of its revenue from markets outside of the United States. See Note 8 for information regarding significant customers and geographic concentration. Financial information for the Company's operating segments, reconciled to Company totals, is as follows:

                                                         Years Ended December 31,
                                                         ------------------------
                                               1998                  1997                1996
                                               ----                  ----                ----
                                                           (Dollars in thousands)
REVENUES
Industrial Staffing..................       $   321,451          $    221,461        $    110,238
PEO..................................           202,888               177,045             124,149
Franchising..........................             7,352                 7,027               5,755
Other Company revenues...............            33,703                42,046              40,029
                                            -----------          ------------       -------------
Total Company revenues...............       $   565,394          $    447,579        $    280,171
                                            ===========          ============       =============

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.    OPERATING  SEGMENT INFORMATION (CONTINUED)

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                      1998                  1997                 1996
                                                                      ----                  ----                 ----
                                                                                  (Dollars in thousands)
INCOME

Industrial Staffing.........................................       $    13,534          $     10,245        $      6,754
PEO.........................................................             1,120                 1,058               1,378
Franchising.................................................             5,943                 5,764               3,994
Shareholders' compensation..................................                 -                  (292)             (2,321)
Put Warrants valuation adjustment...........................                 -                (1,842)                  -
Other charges...............................................                 -                     -              (1,448)
Other Company income (expenses).............................           (14,105)              (14,222)             (6,497)
                                                                   -----------          ------------        ------------

Total Company income before taxes and extraordinary item....       $     6,492          $        711        $      1,860
                                                                   ===========          ============        ============


DEPRECIATION AND AMORTIZATION OF INTANGIBLE ASSETS

Industrial Staffing.........................................       $     5,077          $      2,711        $        943
PEO.........................................................               363                   163                 107
Franchising.................................................                41                    23                  25
Other Company depreciation and amortization.................             1,275                 1,282                 517
                                                                   -----------          ------------        ------------

Total Company depreciation and amortization.................       $     6,756          $      4,179        $      1,592
                                                                   ===========          ============        ============


INTEREST EXPENSE, NET

Industrial Staffing.........................................       $     3,407          $      2,402        $      1,065
PEO.........................................................               321                   361                 242
Franchising.................................................                43                    69                  69
Other Company interest expense, net.........................             1,758                 5,045                 799
                                                                   -----------          ------------        ------------

Total Company interest expense, net.........................       $     5,529          $      7,877        $      2,175
                                                                   ===========          ============        ============

                                       59

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)


         The following table sets forth the amounts of certain items in the Company's consolidated statements of income for the four quarters of 1998 and 1997:

                                                                                 1998
                                                 ------------------------------------------------------------------
                                                                           Quarters Ended
                                                 March 31            June 30          September 30      December 31
                                                 ------------------------------------------------------------------
                                                             (Dollars in thousands, except per share data)
Net revenues.........................             $120,986           $134,796           $153,416           $156,196
Gross profit.........................               18,038             21,276             22,767             22,739
Operating income.....................                1,917              2,911              3,613              3,527
Income before
  extraordinary item.................                  673              1,095              1,512              1,601
Earnings per share (basic) before
  extraordinary item.................                  .08                .13                .17                .19
Earnings per share (diluted)
  before extraordinary item..........                  .07                .11                .15                .16
Net income...........................                  673              1,095              1,512                184

                                                                                 1997
                                                 ------------------------------------------------------------------
                                                                          Quarters Ended
                                                  March 31           June 30          September 30       December 31
                                                 ------------------------------------------------------------------
                                                             (Dollars in thousands, except per share data)
Net revenues.........................              $85,374           $107,823           $121,976           $132,406
Gross profit.........................               11,135             16,224             19,052             19,895
Operating income.....................                  575              2,223              3,311              4,078
Pro forma  income (loss) before
  extraordinary item.................                1,233             (2,700)                93              1,789
Earnings (loss) per share (basic) before
  extraordinary item.................                  .22               (.50)               .02                .23
Earnings (loss) per share (diluted)
  before extraordinary item..........                  .20               (.50)               .01                .20
Pro forma net income (loss)..........                1,233             (2,700)                93            (11,595)


         See Notes 4 and 5, respectively, for an explanation of the extraordinary losses of $1.4 million and $13.3 million recorded by the Company in the fourth quarters of 1998 and 1997, respectively. See Note 13 for an explanation of the adjustments made to arrive at pro forma net income.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE


         This item is not applicable.



PART III


         The information required by Items 10, 11, 12 and 13 of this Part III is hereby incorporated by reference to the Definitive Proxy Statement that the Company will file with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. The following Financial Statements (with accompanying notes) have been included in Part II, Item 8 of this 10-K:

              Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996 Notes to Consolidated Financial Statements

        2.    The following schedules are filed herewith:

         Schedule
         Number            Schedule Description

             II Valuation and Qualifying Accounts - Years ended December 31, 1998, 1997 and 1996.

     (b) No reports were filed on Form 8-K during the quarter ended December 31, 1998.

     (c)      The following exhibits are filed herewith:

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

2.1     Amended and Restated Agreement Among Shareholders dated February 21,
        1997(1)
2.2 Articles of Share Exchange among OutSource International, Inc., Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. dated February 21, 1997(1)
3.1     Amended and Restated Articles of Incorporation of the Company(2)
3.2     Amended and Restated Bylaws of the Company(3)
4.3     Shareholder Protection Rights Agreement(3)
4.6     Warrant Dated February 21, 1997 Issued to Triumph-Connecticut
        Limited Partnership(1)
4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(1)
4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(1)
9       Voting Trust  Agreement  among  OutSource  International, Inc., Richard
        J. Williams and Paul M. Burrell, as Trustees, and certain shareholders of Outsource International, Inc. dated as of February 21, 1997(1)
10.1 Securities Purchase Agreement among Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., OutSource International, Inc., Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. dated as of February 21, 1997(1)
10.2 Escrow Agreement Among State Street Bank and Trust Company of Connecticut, N.A., certain shareholders of OutSource International, Inc., and OutSource International, Inc. dated as of February 21, 1997(1)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.3 Registration Rights Agreement among OutSource International, Inc., Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., and shareholders of OutSource International, Inc. dated as of February 21, 1997(1)
10.4 Agreement among Shareholders and Investors in OutSource International, Inc. dated as of February 21, 1997(1)
10.7 Asset Purchase Agreement among Standby Personnel of Colorado Springs, Inc., Adrian Walker and OutSource International, Inc. dated as of February 24, 1997(1)
10.8 Asset Purchase Agreement between Staff Management Services, Inc. and OutSource International, Inc. dated as of March 3, 1997(1)
10.9 Asset Purchase Agreement between Superior Temporaries, Inc. and OutSource International, Inc. dated as of March 3, 1997(1)
10.10 Asset Purchase Agreement among Stand-By, Inc., Carlene Walker and OutSource International of America, Inc. dated as of March 31, 1997(1)
10.11 Employment Agreement between Paul M. Burrell and the Company dated as of February 21, 1997(1)*
10.12 Employment Agreement between Robert A. Lefcort and the Company dated as of March 3, 1997(1)*
10.13 Employment Agreement between Robert E. Tomlinson and the Company dated as of March 3, 1997(1)*
10.14 Employment Agreement between Robert J. Mitchell and the Company dated as of March 3, 1997(1)*
10.15 Employment Agreement between Brian Nugent and the Company dated as of March 11, 1997*
10.17 Employment Agreement between Scott R. Francis and the Company dated as of April 1, 1998(6)*
10.18   Stock Option Plan, As Amended Effective May 8, 1998(6)*
10.19 Third Amended and Restated Credit Agreement among OutSource International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston, Connecticut, as agent - Revolving Credit Facility dated as of July 27, 1998. (6)
10.20 OI Pledge Agreement made by OutSource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.21 OI Security Agreement made by OutSource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.22 Subsidiary Security Agreement made by Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.23 Subsidiary Guarantee by Capital Staffing Fund, Inc., OutSource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and OutSource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.24 Trademark Security Agreement made by OutSource International, Inc. and OutSource Franchising, Inc. in favor of Bank of Boston Connecticut dated as of February 21, 1997(1)
10.25 Interest Rate Collar Transaction between BankBoston, N.A. and OutSource International, Inc. dated as of February 20, 1998(5)
10.33 Form of Accumulated Adjustments Account Promissory Note dated February 20, 1997 issued by Capital Staffing Fund, Inc., OutSource Franchising, Inc. and OutSource International of America, Inc. to the following shareholders of the Company and Schedule of Allocation of AAA Distribution to such shareholders: Lawrence H. Schubert Revocable Trust; Robert A. Lefcort Irrevocable Trust; Nadya I. Schubert Revocable Trust; Louis J. Morelli S Stock Trust; Margaret Ann Janisch S Stock Trust; Matthew Schubert OutSource Trust; Jason Schubert OutSource Trust; Alan
        E. Schubert; Louis A. Morelli; Louis J. Morelli; Raymond S. Morelli; Matthew B. Schubert; Mindi Wagner; Margaret Morelli Janisch; Robert A. Lefcort; and Paul M. Burrell(1)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.34 Receivables Purchase and Sale Agreement dated July 27, 1998 among Outsource International, Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., and Outsource International of America, Inc., each as an originator, and Outsource Funding Corporation, as the buyer, and Outsource International, Inc., as the servicer.(6)
10.35 Receivables Purchase Agreement dated July 27, 1998 among Outsource Funding Corporation, as the seller, and EagleFunding Capital Corporation, as the purchaser, and BancBoston Securities, Inc., as the deal agent and Outsource International, Inc., as the servicer.(6)
10.36 Intercreditor Agreement dated July 27, 1998 by and among BankBoston, N.A., as lender agent; Outsource Funding Corporation, OutSource International, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and Outsource International of America, Inc., as originators; OutSource International, in its separate capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent.(6)
10.50 First Amendment to Third Amended and Restated Credit Agreement among OutSource International, Inc., each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of February 22, 1999.
21      Subsidiaries of the Company
23      Consent of Deloitte & Touche LLP
27      Financial Data Schedule
------------------------

*       Compensatory plan or arrangement.
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997
(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997
(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997
(4) Incorporated by reference to the Exhibits to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.
(5) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.
(6) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                    OUTSOURCE INTERNATIONAL, INC.


                                    By:  /s/  PAUL M. BURRELL
                                        ----------------------------------------
                                        Paul M. Burrell
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

                                    Date:  March 30, 1999

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

              Signature                                      Title                           Date
              ---------                                      -----                           ----

/s/  PAUL M. BURRELL                                President, Chief Executive          March 30, 1999
------------------------------------             Officer and Chairman of the Board
     Paul M. Burrell                                of Directors
                                                  (Principal Executive Officer)



/s/  SCOTT R. FRANCIS                              Chief Financial Officer,             March 30, 1999
------------------------------------               Treasurer and Director
     Scott R. Francis                               (Principal Financial
                                                          Officer)


/s/  ROBERT A. LEFCORT                         Assistant Secretary and Director         March 30, 1999
------------------------------------
     Robert A. Lefcort

/s/  RICHARD J. WILLIAMS                                   Director                     March 30, 1999
------------------------------------
     Richard J. Williams

/s/  DAVID S. HERSHBERG                                    Director                     March 30, 1999
------------------------------------
     David S. Hershberg

/s/  LAWRENCE CHIMERINE                                    Director                     March 30, 1999
------------------------------------
     Lawrence Chimerine

/s/  JAY SEID                                              Director                     March 30, 1999
------------------------------------
     Jay Seid

/s/  ROBERT E. TOMLINSON                           Chief Accounting Officer             March 30, 1999
------------------------------------            (Principal Accounting Officer)
     Robert E. Tomlinson

                                       65

                                   SCHEDULE II

                  OUTSOURCE INTERNATIONAL, INC. AND AFFILIATES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1996, 1997 and 1998

                                                          Charged to                    Credits
                                        Balance,          Costs and                    Issued and            Balance
  Description                       January 1, 1998        Expenses       Other       Charge Offs       December 31, 1998
  -----------                      ----------------       ---------      ------      ------------      ------------------
  Allowance for doubtful
    accounts and credit memos.....      $1,639,767       $3,355,571     $    -      $(3,071,192)         $   1,924,146


                                                          Charged to                    Credits
                                        Balance,          Costs and                    Issued and            Balance
  Description                       January 1, 1997        Expenses       Other       Charge Offs       December 31, 1997
  -----------                      ----------------       ---------      ------      ------------      ------------------

  Allowance for doubtful
    accounts and credit memos.....        $978,250       $3,123,861     $    -      $(2,462,344)           $ 1,639,767


                                                          Charged to                    Credits
                                        Balance,          Costs and                    Issued and            Balance
  Description                       January 1, 1996        Expenses       Other       Charge Offs       December 31, 1996
  -----------                      ----------------       ---------      ------      ------------      ------------------

  Allowance for doubtful
    accounts and credit memos.....        $375,243       $1,442,370     $    -      $  (839,363)           $   978,250

              The amounts shown above include credits issued and charge offs for uncollectible amounts as well as customer credits issued for early payment discounts, pricing adjustments, customer service concessions, billing corrections, and other matters.

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                EXHIBIT DESCRIPTION


10.15 Employment Agreement between Brian Nugent and the Company dated as of March 11, 1997
10.50 First Amendment to Third Amended and Restated Credit Agreement among OutSource International, Inc., each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of February 22, 1999.
21      Subsidiaries of the Company
23      Consent of Deloitte & Touche LLP
27      Financial Data Schedule