Form 10-Q
period 1999-03-31
OUTSOURCE INTERNATIONAL INC
filed 1999-05-17
CIK 1013316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                            Outstanding at May 7, 1999
                -----                            --------------------------
Common Stock, par value $.001 per share                  8,657,913

                         OUTSOURCE INTERNATIONAL, INC.

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
Item 1 - Financial Statements

                Consolidated Balance Sheets as of March 31, 1999 and
                December 31, 1998...................................................         2

                Consolidated Statements of Income for the three months
                ended March 31, 1999 and 1998.......................................         3

                Consolidated Statements of Shareholders' Equity for
                the three months ended March 31, 1999 and 1998......................         4

                Consolidated Statements of Cash Flows for the three months
                ended March 31, 1999 and 1998.......................................         5

                Notes to Consolidated Financial Statements..........................         6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................        13

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.................        22


PART II - OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities............................................        23

Item 5 - Other Information..........................................................        23

Item 6 - Exhibits and Reports on Form 8-K...........................................        24

Signatures..........................................................................        25

TANDEM (R), SYNADYNE (R) and OFFICE OURS (R) are registered trademarks of OutSource International, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                           March 31,                December 31,
                                                                             1999                       1998
                                                                             ----                       ----
ASSETS                                                                              (Dollars in thousands)

CURRENT ASSETS:
Cash ..................................................................   $   1,418                    $   5,501
Trade accounts receivable, net of allowance for doubtful accounts of
  $2,216 and $1,924 ...................................................      18,287                       12,946
Funding advances to franchises ........................................         376                          441
Deferred income taxes and other current assets ........................       8,343                        7,795
                                                                         ----------                   ----------
  Total current assets ................................................      28,424                       26,683

PROPERTY AND EQUIPMENT, net ...........................................      17,569                       17,628
GOODWILL AND OTHER INTANGIBLE ASSETS, net .............................      63,377                       64,262
OTHER ASSETS ..........................................................       3,548                        3,429
                                                                         ----------                   ----------
  Total assets ........................................................   $ 112,918                    $ 112,002
                                                                         ==========                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ......................................................   $   8,681                    $   5,217
Accrued expenses:
  Payroll .............................................................       5,646                        4,322
  Payroll taxes .......................................................       3,934                        4,067
  Workers' compensation and insurance .................................       8,854                       10,659
  Other ...............................................................       2,680                        2,482

Other current liabilities .............................................         885                        1,312
Current maturities of long-term debt to related parties ...............         367                          541
Current maturities of other long-term debt ............................       7,290                        6,782
                                                                         ----------                   ----------
  Total current liabilities ...........................................      38,337                       35,382

NON-CURRENT LIABILITIES:
Revolving credit facility .............................................      20,728                       20,980
Long-term debt to related parties, less current maturities ............         933                          745
Other long-term debt, less current maturities .........................       8,109                        9,257
Other non-current liabilities .........................................         804                        1,050
                                                                         ----------                   ----------

  Total liabilities ...................................................      68,911                       67,414
                                                                         ----------                   ----------

COMMITMENTS AND CONTINGENCIES (NOTES 3 and 5)

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none
  issued ..............................................................          --                           --
Common stock, $.001 par value; 100,000,000 shares authorized; 8,657,913
  issued and outstanding ..............................................           9                            9
Additional paid-in capital ............................................      53,546                       53,546
Accumulated deficit ...................................................      (9,548)                      (8,967)
                                                                         ----------                   ----------

  Total shareholders' equity ..........................................      44,007                       44,588
                                                                         ----------                   ----------
  Total liabilities and shareholders' equity ..........................   $ 112,918                    $ 112,002
                                                                         ==========                   ==========

See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                     1999                              1998
                                                     ----                              ----
                                                 (Dollars in thousands, except per share data)

Net revenues .................................   $    134,114                   $    120,986
Cost of revenues .............................        114,651                        102,948
                                                 ------------                   ------------
Gross profit .................................         19,463                         18,038
                                                 ------------                   ------------

Selling, general and administrative expenses:
  Amortization of intangible assets ..........            924                            745
  Other selling, general and administrative...         18,030                         15,376
                                                 ------------                   ------------
    Total selling, general and
      administrative expenses ................         18,954                         16,121
                                                 ------------                   ------------
Operating income .............................            509                          1,917
                                                 ------------                   ------------
Other expense (income):
  Interest expense (net) .....................          1,582                          1,080
  Other income (net) .........................            (43)                            (6)
                                                 ------------                   ------------
  Total other expense (income) ...............          1,539                          1,074
                                                 ------------                   ------------
Income (loss) before provision (benefit) for
  income taxes ...............................         (1,030)                           843
Provision (benefit) for income taxes .........           (449)                           170
                                                 ------------                   ------------

Net income (loss) ............................   $       (581)                  $        673
                                                 ============                   ============


Weighted average common shares outstanding:
  Basic ......................................      8,657,913                      8,486,685
                                                 ============                   ============
  Diluted ....................................      8,657,913                     10,025,379
                                                 ============                   ============

Earnings (loss) per share:
  Basic ......................................   $      (0.07)                  $       0.08
                                                 ============                   ============
  Diluted ....................................   $      (0.07)                  $       0.07
                                                 ============                   ============

See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                          Additional
                                              Common       Paid-In       Accumulated
                                               Stock       Capital        (Deficit)       Total
                                               -----       -------        ---------       -----
                                                           (Dollars in thousands)
Balance, December 31, 1998..........          $    9      $ 53,546       $   (8,967)    $  44,588

Net loss ...........................              --            --             (581)         (581)
                                              ------      --------       ----------     ---------
Balance, March 31, 1999 ............          $    9      $ 53,546       $   (9,548)    $  44,007
                                              ======      ========       ==========     =========



Balance, December 31, 1997 .........          $    8      $ 53,201       $  (12,431)    $  40,778

Issuance of common stock ...........              --           775               --           775

Net income .........................              --            --              673           673
                                              ------      --------       ----------     ---------
Balance, March 31, 1998 ............          $    8      $ 53,976       $  (11,758)    $  42,226
                                              ======      ========       ==========     =========

See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                1999             1998
                                                                                ----             ----
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................................   $   (581)          $    673
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ........................................      1,807              1,419
  Deferred income taxes ................................................        (77)               293
  Changes in assets and liabilities (excluding effects of acquisitions):
    (Increase) decrease in:
      Trade accounts receivable ........................................     (5,341)               520
      Prepaid expenses and other current assets ........................       (123)              (326)
      Other assets .....................................................       (414)               199
    Increase (decrease) in:
      Accounts payable .................................................      1,749                (63)
      Accrued expenses:
        Payroll ........................................................      1,324              1,923
        Payroll taxes ..................................................       (133)              (200)
        Workers' compensation and insurance ............................     (1,805)             1,068
        Other ..........................................................        198               (625)
    Other current liabilities ..........................................       (427)               481
                                                                          ---------         ----------
     Net cash provided by (used in) operating activities ...............     (3,823)             5,362
                                                                          ---------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding repayments from franchises, net ................................         66                955
Property and equipment expenditures ....................................       (811)            (1,263)
Expenditures for acquisitions ..........................................        (39)           (18,168)
                                                                          ---------         ----------
     Net cash used in investing activities .............................       (784)           (18,476)
                                                                          ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in excess of outstanding checks over
  bank balance, included in accounts payable ...........................      1,715              1,229
Net proceeds from (repayment of) revolving credit facility .............       (252)            14,521
Related party borrowings (repayments) ..................................         14               (100)
Repayment of other long-term debt ......................................       (953)            (1,385)
                                                                          ---------         ----------
     Net cash provided by financing activities .........................        524             14,265
                                                                          ---------         ----------
Net increase (decrease) in cash ........................................     (4,083)             1,151
Cash, beginning of period ..............................................      5,501              1,685
                                                                          ---------         ----------
Cash, end of period ....................................................   $  1,418           $  2,836
                                                                          =========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid ..........................................................   $  1,292           $  1,267
                                                                          =========         ==========

See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1. INTERIM FINANCIAL STATEMENTS

         The interim consolidated financial statements and the related information in these notes as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company intends to first implement SFAS No. 133 in its consolidated financial statements as of and for the three months ended March 31, 2000, although it has not determined the effects, if any, that implementation will have. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued and established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 does not apply to the Company since the Company has no items of other comprehensive income in any of the periods presented.

NOTE 2. ACQUISITIONS

         As of May 7, 1999 the Company had made no acquisitions during 1999. The following pro forma results of operations for the three months ended March 31, 1998 have been prepared assuming the acquisitions completed by the Company during 1998 (and described in the Company's audited consolidated financial statements for that year) had occurred as of the beginning of the periods presented, including adjustments to the historical financial statements for additional amortization of intangible assets, increased interest on borrowings to finance the acquisitions and discontinuance of certain compensation previously paid by the acquired businesses to their shareholders, as well as the related income tax effects. The pro forma operating results are not necessarily indicative of what would have occurred had these acquisitions been consummated as of the beginning of the periods presented, or of future operating results. In certain cases, the operating results for periods prior to the acquisition are based on (a) unaudited financial statements provided by the seller or (b) an estimate of revenues, cost of revenues and/or selling, general and administrative expenses based on information provided by the seller or otherwise available to the Company. In these cases, the Company has made a reasonable attempt to obtain the most complete and reliable financial information and believes that the financial information it used is reasonably accurate, although the Company has not independently verified such information.

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                     1999 (Historical)        1998 (Pro Forma)
                                                     -----------------        ----------------
                                                               (Dollars in thousands)
        Net revenues ................................  $   134,114                $   135,627
        Operating income ............................          509                      2,598
        Net income (loss) ...........................         (581)                       741
        Weighted average common shares outstanding:
          Basic .....................................    8,657,913                  8,506,597
                                                       ===========                ===========
          Diluted ...................................    8,657,913                 10,048,542
                                                       ===========                ===========
        Earnings (loss) per share:
          Basic .....................................   $    (0.07)               $      0.09
                                                       ===========                ===========
          Diluted ...................................   $    (0.07)               $      0.07
                                                       ===========                ===========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 2. ACQUISITIONS (CONTINUED)

         Earnings (loss) per share included in the above information has been prepared on the same basis as discussed in Note 8, except for an increase by 19,912 basic and 23,163 diluted shares for the three months ended March 31, 1998 in order to reflect adjustments for the timing of the issuance of common stock and options in connection with the acquisitions.

         Goodwill and other intangible assets consist of the following:

                                                            As of                    As of
                                                           March 31,               December 31,
                                                             1999                     1998
                                                             ----                     ----
                                                                   (Dollars in thousands)
         Goodwill ......................................   $32,845                   $32,806
         Territory rights ..............................    24,743                    24,743
         Customer lists ................................    10,105                    10,105
         Covenants not to compete ......................     2,191                     2,191
         Employee lists ................................       417                       417
                                                          --------                ----------
         Goodwill and other intangible assets ..........    70,301                    70,262
         Less accumulated amortization .................     6,924                     6,000
                                                          --------                ----------
         Goodwill and other intangible assets, net......   $63,377                   $64,242
                                                          ========                ==========

NOTE 3. INCOME TAXES

         The Company's effective tax rate differed from the statutory federal rate of 35%, as follows:

                                                                   Three Months Ended March 31,
                                                                     1999                    1998
                                                                     ----                    ----
                                                                Amount    Rate        Amount      Rate
                                                                ------    ----        ------      ----
                                                                       (Dollars in thousands)
         Statutory rate applied to income (loss), before
           income taxes ....................................   $(360)    (35.0)%      $ 295      35.0%
         Increase (decrease) in income taxes resulting from:
           State income taxes, net of federal benefit ......     (30)     (2.9)          50       5.9
           Employment tax credits ..........................    (126)    (12.2)        (204)    (24.2)
           Nondeductible expenses ..........................      56       5.5           35       4.2
           Other ...........................................      11       1.0           (6)     (0.7)
                                                             -------   -------     --------   -------
           Total ...........................................   $(449)    (43.6)%      $ 170      20.2%
                                                             =======   =======     ========   =======

         The employment tax credit carryforward of $1.4 million as of March 31, 1999 will expire in 2012 through 2019. The employment tax credits recorded by the Company from February 21, 1997 through March 31, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of approximately $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving and as a result the Company's positions with regards to its calculation of FEZ credits has been challenged by the Internal Revenue Service ("IRS"), as discussed below.

         In April 1999, the Company received a report from an IRS agent proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. The Company has disagreed with these proposed adjustments and as a result, the IRS agent's supervisor has agreed to meet with the Company's management to discuss these adjustments before the IRS makes a final determination and assessment, if any, with respect to these matters. Since the subsidiaries were S corporations for the periods under examination, the proposed adjustments would not result in a materially unfavorable effect on the Company's results of operations although shareholder distributions of up to approximately $5.0 million would result as discussed in Note 5.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 4. DEBT

         The Company's primary sources of funds for working capital and other needs are a $34.0 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Credit Facility") and a $50.0 million accounts receivable securitization facility with a BankBoston affiliate.

         Effective July 27, 1998, the Company entered into a five year financing arrangement under which it can sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1 rated commercial paper (the "Securitization Facility"). The Company's cost for this arrangement is classified as interest expense and is based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn is determined by prevailing interest rates in the commercial paper market and was approximately 4.95% as of March 31, 1999. As of March 31, 1999, a $36.1 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which amount is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

         The Securitization Facility requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51.0 million. The Liquidity Facility has been provided by the syndicate of commercial banks that participate in the Revolving Credit Facility for a one year term expiring July 26, 1999 at 0.375% per annum. The Company is currently discussing renewal of the Liquidity Facility, as well as other financing options, with the syndicate and other banks.

         The Revolving Credit Facility contains certain affirmative and negative covenants relating to the Company's operations, certain of which were amended in February 1999 in order to provide additional flexibility to the Company as well as enabling it to be in compliance as of December 31, 1998. These covenant modifications also resulted in a 0.5% per annum increase in the bank margin component of the interest rate charged thereunder, which was offset by a 0.6% per annum decrease in the Eurodollar base rate during the first quarter of 1999, resulting in an annualized total interest rate of approximately 7.7% at March 31, 1999. See Note 5.

         As of March 31, 1999, the Company had bank standby letters of credit outstanding, in the aggregate amount of $10.4 million under a $15.0 million letter of credit facility (which is part of the Revolving Credit Facility) to secure certain workers' compensation obligations already recorded as a liability on the Company's balance sheet. In April 1999, the Company negotiated a $2.0 million reduction in the outstanding letters of credit.

         In order to remain in compliance with certain covenants in its Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company, commencing in February and continuing through May 1999, has negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its subordinated acquisition notes payable. See Note 6.

         During April 1999, the Company received approximately $1.6 million from a financial institution in connection with a sale/leaseback transaction, which amount was approximately equal to the net book value of property and equipment previously purchased by the Company. These proceeds were used to reduce outstanding borrowings under the Revolving Credit Facility and are repayable over three years at an interest rate of approximately 10% per annum.

NOTE 5. COMMITMENTS AND CONTINGENCIES

         Shareholder distribution: Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). That distribution, supplemented by another distribution made in September 1998, is subject to adjustment based upon the final determination of taxable income through February 21, 1997. Although the Company has completed and filed its Federal and state tax returns for all periods through February 21, 1997, further distributions may be required in the event the Company's taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason. See Note 3.

         Stock options: As of March 31, 1999, options issued prior to 1999 to purchase 1,188,052 shares of the Company's common stock were still outstanding. During January 1999, the Company granted options to purchase 72,500 shares of the Company's common stock, vesting over a 4 year period from the grant date and with an exercise price of $6.00 per share

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

based on the market price of the shares at the grant date. During March 1999, the Company granted options to purchase 95,675 shares of the Company's common stock, vesting immediately upon grant and with an exercise price of $4.125 per share based on the market price of the shares at the grant date.

         The total number of shares of common stock reserved for issuance under the stock option plan as of March 31, 1999 was 1,040,000. The Company's Board of Directors has agreed to increase the number of reserved shares to 2,000,000, and that increase was approved by the Company's shareholders at their May 1999 annual meeting.

         Revolving Credit Facility Covenants: The Company regularly evaluates its compliance with the financial covenants included in the Revolving Credit Facility, and was in compliance with the covenants in effect as of March 31, 1999. The Company believes that it will be in compliance with those covenants until the expiration of the Liquidity Facility in July 1999 and it expects to be in compliance subject to appropriately restructured debt and/or convenants after that date; however, there can be no assurance that the Company will be in compliance with those covenants at June 30, 1999 or that it will not require waivers from the syndicate of lenders led by BankBoston, N.A., regarding compliance with those covenants as of that date, or at subsequent dates. In the event waivers are required, but are not granted, the Company could experience liquidity problems depending on the ability and willingness of the syndicate of lenders to continue lending to the Company, and the availability and cost of financing from other sources.

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

         On July 27, 1998, the Company redesignated a portion of this hedge, no longer applicable to its Revolving Credit Facility, to anticipated transactions under the Securitization Facility. The Company adjusted the carrying value of the redesignated portion of the hedge from zero to its fair value based primarily on information from BankBoston, resulting in a $0.1 million liability as of March 31, 1999 which is included in Other Non-current Liabilities on the Company's balance sheet. The associated loss, which may never be realized due to the volatility of interest rates and the Company's intention not to terminate the interest rate collar agreement, has been deferred and is included in Other Assets. The unrealized loss related to the portion of the hedge designated to the Revolving Credit Facility and not reflected on the Company's balance sheet as of December 31, 1998 was approximately $0.1 million. The Company reevaluates the portion of the hedge designated to the Revolving Credit Facility and the Securitization Facility on a monthly basis.

         Employment Agreements: As of March 31, 1999, the Company had certain obligations under employment agreements it entered into in 1998 and 1997 with its Chief Executive Officer ("CEO") and six other officers. Under the terms of those agreements, in the event that the Company terminates any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a multiple of the officer's annual base salary and bonus. In addition, all incentive stock options become immediately exercisable. Similar severance provisions apply if any of those officers is terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements. In February 1999, one of those officers resigned his position, which resulted in the Company's agreement to pay that officer's salary for the subsequent year, in exchange for the former employee's agreement, among other things, to not compete with the Company during that period.

         Significant Customer: For the three months ended March 31, 1999, approximately nine percent of the Company's revenues were from professional employer organization ("PEO") services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         Employee Benefit Plan: Pursuant to the terms of a now inactive 401(k) plan (containing previous contributions still managed by the Company), highly compensated employees were not eligible to participate. However, as a result of administrative errors in 1996 and prior years, some highly compensated employees were inadvertently permitted to make elective salary deferral contributions. The Company has sought IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). There will be a penalty payable by the Company, associated with a correction under the VCAP, although the Company believes this penalty will be insignificant.

         Unemployment Taxes: Federal and state unemployment taxes represent a significant component of the Company's cost of revenues. State unemployment taxes are determined as a percentage of covered wages, such percentage determined in accordance with the laws of each state and usually taking into account specific work and employment history of the Company's employees in that state. The Company has realized reductions in its state unemployment tax expense as a result of changes in its organizational structure from time to time. Although the Company believes that these expense reductions were achieved in compliance with applicable laws, taxing authorities of a particular state have recently indicated that they may challenge these reductions. The Company is unable at this time to reasonably estimate the effect of such a challenge by this state or by other states.


NOTE 6. RELATED PARTY TRANSACTIONS

         Effective August 31, 1998, certain Company shareholders owning franchises entered into a buyout agreement with the Company. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company received an initial payment from the former franchisee and was to have continued to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date, which was generally consistent with the terms of buyout agreements between the Company and unrelated third parties. Effective March 31, 1999, the Company received another payment from the former franchisee in consideration of the elimination of the equivalent of the last five months of payments under the initial agreement. The amount of this payment was generally consistent with the terms of similar agreements between the Company and unrelated third parties. During the three months ended March 31, 1999, the Company recognized revenue of $0.6 million from all franchises owned by shareholders of the Company, which includes royalties and payments under the buyout agreement.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 6. RELATED PARTY TRANSACTIONS (CONTINUED)

         Effective February 16, 1998, the Company purchased certain staffing locations and the related franchise rights from certain Company shareholders. The $6.9 million purchase price included the issuance of a $1.7 million note bearing interest at 7.25% per annum and payable quarterly over three years. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly payments totaling $0.3 million in the first year and $0.6 million in the second year, plus a $0.4 million payment at the end of the two year term.

NOTE 7. SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

         The consolidated statements of cash flows do not include the following noncash investing and financing transactions, except for the net cash paid for acquisitions:

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1999            1998
                                                                     ----            ----
                                                                    (Dollars in thousands)
         Acquisitions:
           Tangible and intangible assets acquired........         $     39      $   28,937
           Liabilities assumed ...........................               --          (1,368)
           Debt issued ...................................               --          (8,626)
           Common stock issued ...........................               --            (775)
                                                                   --------      ----------
         Net cash paid for acquisitions ..................         $     39      $   18,168
                                                                   ========      ==========
         Reduction of deferred loss
           on interest rate collar agreement .............         $    281      $       --
                                                                   ========      ==========

         Increase in other current assets and notes
           payable, due to insurance financing ...........         $    348      $       --
                                                                   ========      ==========

NOTE 8. EARNINGS (LOSS) PER SHARE

         The Company calculates earnings (loss) per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". The weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share were calculated as follows:

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                    1999         1998
                                                                                    ----         ----
         Shares issued in connection with the Reorganization .................    5,448,788    5,448,788

         Shares sold by the Company in October 1997 ..........................    3,000,000    3,000,000

         Shares issued in connection with a February 1998
           acquisition .......................................................       57,809       37,897

         Warrants exercised in May 1998 ......................................      151,316           --
                                                                                 ----------   ----------
         Weighted average common shares - basic ..............................    8,657,913    8,486,685

         Outstanding options and warrants to purchase common
           stock - remaining shares after assumed repurchase
           using proceeds from exercise ......................................           --    1,538,694
                                                                                 ----------   ----------

         Weighted average common shares - diluted ............................    8,657,913   10,025,379
                                                                                 ==========   ==========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 8. EARNINGS (LOSS) PER SHARE (CONTINUED)

         Certain of the outstanding options and warrants to purchase common stock were anti-dilutive for certain of the periods presented above and accordingly were excluded from the calculation of diluted weighted average common shares for those periods, including the equivalent of 826,142 shares excluded for the three months ended March 31, 1999 solely because the result of operations was a net loss instead of net income.


NOTE 9.    OPERATING  SEGMENT INFORMATION

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

         Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's consolidated financial statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses and interest expense in excess of interest charged to the segments based on their outstanding receivables (before deducting amounts sold under the Securitization Facility). See Note 5 for information regarding a significant customer. Financial information for the Company's operating segments, reconciled to Company totals, is as follows:

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    1999              1998
                                                                                    ----              ----
                                                                                    (Dollars in thousands)
REVENUES
Industrial Staffing ....................................................        $       73,096     $    66,138
PEO ....................................................................                53,080          44,742
Franchising ............................................................                 1,973           1,095
Other Company revenues ...........................................                       5,965           9,011
                                                                                --------------   -------------
Total Company revenues ...........................................              $      134,114     $   120,986
                                                                                ==============   =============

INCOME (LOSS)

Industrial Staffing .....................................................       $          583     $     2,466
PEO .....................................................................                  255             372
Franchising ............................................................                 1,797             825
Other Company income (expenses) ................................                        (3,665)         (2,820)
                                                                                --------------   -------------

Total Company income (loss) before taxes .......................                $       (1,030)    $       843
                                                                                ==============   =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a national provider of human resource services focusing on the staffing market through its Tandem division and on the PEO market through its Synadyne division. While implementing its growth strategies, the Company completed 36 acquisitions, primarily staffing companies, from January 1, 1995 through May 7, 1999 - the last acquisition closed in October 1998. These acquisitions included 89 offices and collectively generated approximately $189.0 million in revenue for the twelve months preceding each acquisition. The Company acquired 41 of those offices in 1998 (the "1998 Acquisitions"). See "-Acquisitions" below. Due to these acquisitions as well as new offices opened by the Company, during this period the number of Company-owned staffing and PEO offices increased from 10 to 128 and the number of metropolitan markets (measured by Metropolitan Statistical Areas, or MSAs) served by Company-owned locations increased from one to 50. In order to support its growth, the Company implemented new information systems, further developed back office capabilities and invested in other infrastructure enhancements.

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

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                       1999                     1998
                                                       ----                     ----
                                                           (Dollars in thousands)
Net revenues:
Flexible industrial staffing (1) ................    $ 64,799                  $ 60,632
PEO (1) .........................................      65,401                    57,313
Franchising .....................................       1,973                     1,095
Other ...........................................       1,941                     1,946
                                                     --------                 ---------
Total net revenues ..............................    $134,114                  $120,986
                                                     ========                 =========
Gross profit ....................................    $ 19,463                  $ 18,038
Selling, general and administrative expenses.....      18,954                    16,121
                                                     --------                 ---------
Operating income ................................         509                     1,917
Net interest and other expense ..................       1,539                     1,074
                                                     --------                 ---------
Income (loss) before provision (benefit) for
  income taxes ..................................      (1,030)                      843
Income taxes (benefit) ..........................        (449)                      170
                                                     --------                 ---------
Net income (loss) ...............................    $   (581)                 $    673
                                                     ========                 =========

Other Data:
EBITDA (2) ......................................    $  2,360                  $  3,340
                                                     ========                 =========
System Revenues (3) .............................    $147,396                  $140,060
                                                     ========                 =========
System employees (number at end of period) ......      33,000                    29,800
                                                     ========                 =========
System offices (number at end of period) ........         172                       182
                                                     ========                 =========

                                                   Three Months Ended
                                                        March 31,
                                                        ---------
                                                  1999           1998
                                                  ----           ----
Net revenues:
Flexible industrial staffing (1) ..............   48.3%           50.1%
PEO (1) .......................................   48.8            47.4
Franchising ...................................    1.5             0.9
Other .........................................    1.4             1.6
                                                ------        --------
Total net revenues ............................  100.0%          100.0%
                                                ======        ========

Gross profit ..................................   14.5%           14.9%
Selling, general and administrative expenses...   14.1            13.3
                                                ------        --------

Operating income ..............................    0.4             1.6
Net interest and other expense ................    1.1             0.9
                                                ------        --------

Income (loss) before provision (benefit) for
  income taxes ................................   (0.7)            0.7
Income taxes (benefit) ........................   (0.3)            0.1
                                                ------        --------

Net income (loss) .............................   (0.4)%           0.6%
                                                ======        ========

---------------
(1) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 include the Industrial Staffing segment and the PEO segment. PEO revenues, as reported above, include certain industrial revenues that the Company believes are operationally consistent with the PEO business and operational model, but are not includable in the PEO segment due to the way the Company is organized. Following is a reconciliation of Flexible Industrial Staffing net revenues and the PEO net revenues, as shown above, to the revenues reported by the Company in accordance with the requirements of SFAS No. 131 - see Note 9 to the Company's Consolidated Financial Statements.

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                            1999            1998
                                                                            ----            ----
                                                                           (Dollars in thousands)
         Flexible Industrial Staffing revenues ...................          $ 64,799    $ 60,632
         Add: industrial staffing client payrolling ..............             8,297       5,506
                                                                            --------   ---------
         Industrial Staffing operating segment revenues ..........          $ 73,096    $ 66,138
                                                                            ========   =========
         PEO revenues ............................................          $ 65,401    $ 57,313
         Less: industrial staffing client payrolling .............            (8,297)     (5,506)
         Less: PEO services to industrial staffing franchises.....            (4,024)     (7,065)
                                                                            --------   ---------
         PEO operating segment revenues ..........................          $ 53,080    $ 44,742
                                                                            ========   =========

Gross profit amounts and percentages discussed herein are calculated on a consistent basis with the revenues reported herein.

---------------
(2) EBITDA is earnings (net income) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

---------------
(3) System revenues is the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999              1998
                                                       ----              ----
                                                       (Dollars in thousands)
Company's net revenues ................            $ 134,114           $ 120,986
Less Company revenues from:
  Franchise royalties .................               (1,973)
  Services to franchisees .............               (4,024)             (7,065)
Add franchisees' net revenues..........               19,279              27,234
                                                   ---------          ----------
System revenues .......................            $ 147,396           $ 140,060
                                                   =========          ==========

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

         Net Revenues. Net revenues increased $13.1 million, or 10.9%, to $134.1 million in the three months ended March 31, 1999 ("Q1 1999") from $121.0 million in the three months ended March 31, 1998 ("Q1 1998"). This increase resulted from growth in staffing revenues in Q1 1999 of $4.2 million, or 6.9%, and PEO revenues growth of $8.1 million, or 14.1%, compared to Q1 1998. Staffing revenues increased primarily due to the 1998 Acquisitions. The Company-owned staffing offices increased by seven locations to 115 locations as of March 31, 1999. This increase was the result of 13 additional staffing locations attributable to the 1998 Acquisitions consummated after Q1 1998, offset by offices closed and consolidated into other Company-owned locations. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of worksite employees at certain existing PEO clients.

         System revenues, which include franchise revenues not earned by or available to the Company, increased $7.3 million, or 5.2%, to $147.4 million in Q1 1999 from $140.1 million in Q1 1998. The increase in system revenues was attributable to the $13.1 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of March 31, 1999 increased $4.1 million, or 27.2%, in Q1 1999 as compared to Q1 1998, offset by a $12.1 million decrease in revenues for the same period resulting from other franchisees no longer operating. The result is a net decrease of franchise revenues of $8.0 million. The Company acquired and converted 17 franchise locations to Company-owned locations during 1998 and also allowed the early termination of franchise agreements in 1998 attributable to another 15 locations to enable the Company to develop the related territories. At the time the Company agrees to terminate a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from the former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchisee or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total royalties reported by the Company.

         Gross Profit. Gross profit (margin) increased $1.5 million, or 7.9%, to $19.5 million in Q1 1999, from $18.0 million in Q1 1998. Gross profit as a percentage of net revenues decreased to 14.5% in Q1 1999 from 14.9% in Q1 1998. This decrease was primarily due to (i) decreased gross profit margin percent for the Company's staffing operations and (ii) the lower growth rate for staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In Q1 1999, PEO operations generated gross profit margins of 4.1% as compared to gross profit margins of 22.0% generated by staffing operations.

         Gross profit margin percent for the Company's staffing operations decreased to 22.0% in Q1 1999 from 23.2% in Q1 1998, primarily due to the impact of (i) the continued execution of a strategy to obtain larger contracts which have higher per hour billing and pay rates but lower gross profit margin percentages and (ii) the increased wages necessary to recruit staffing employees in areas of historically low unemployment. The Company anticipates these factors will continue to affect margins from staffing operations, although in many cases the Company expects the impact to be offset by lower selling, general and administrative expenses (measured as a percentage of gross profit) due to the economies of scale in servicing larger contracts.

         PEO gross profit margin percent increased slightly to 4.1% in Q1 1999 from 4.0% in Q1 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $2.9 million, or 17.6%, to $19.0 million in Q1 1999 from $16.1 million in Q1 1998. This increase was primarily a result of operating costs related to the 1998 Acquisitions and sales costs associated with increased staffing volume at existing locations. Total direct operating costs associated with the 1998 Acquisition locations (for the portion of Q1 1999 for which there was no corresponding Q1 1998 activity) were $0.8 million in Q1 1999. In addition, starting in Q1 1998 and increasing during the two subsequent quarters, the Company incurred indirect infrastructure costs to evaluate, acquire and integrate these operations, as well as to support the larger customer base.

         Net Interest and Other Expense. Net interest and other expense increased by $0.4 million, to $1.5 million in Q1 1999 from $1.1 million in Q1 1998. This increase was primarily due to a $0.5 million increase in interest expense, arising from (i) an increase in total debt outstanding related to the purchases of the 1998 Acquisitions and (ii) financing increased accounts receivable arising from increased staffing revenues as discussed above, partially offset by a decrease in the average interest rate as a result of the Securitization Facility.

         Net Income (Loss). Net income (loss) decreased by $1.3 million, to a $0.6 million loss in Q1 1999 from $0.7 million net income in Q1 1998. This decrease was primarily due to a $1.4 million reduction in operating income (resulting from the $2.9 million increase in SG&A, partially offset by the $1.5 million increase in gross profit) and a $0.5 million increase in interest expense, both discussed above, partially offset by the related income tax benefit.

ADDITIONAL OPERATING AND SEGMENT INFORMATION

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 differ from the operating information presented below, as explained in footnote 1 to the table in "---Results of Operations" above. Gross profit amounts and percentages discussed below are also calculated on a consistent basis with the revenues reported below. See Note 9 to the Company's Consolidated Financial Statements.

         Flexible Industrial Staffing:

         Net revenues from the Company's staffing services increased $4.2 million, to $64.8 million for Q1 1999 from $60.6 million for Q1 1998, or an annualized growth rate of 6.9%. Staffing comprised a decreasing share of the Company's total net revenues, to 48.3% for Q1 1999 from 50.1% for Q1 1998, reflecting a lower internal growth rate for staffing services as well as the Company's discontinuance of staffing acquisitions since October 1998. The Company expects this lower internal growth rate and the absence of acquisition activity to continue for the remainder of 1999. As a result, the Company expects staffing's share of the Company's total net revenues to continue to decline.

         Gross profit from the Company's staffing services increased $0.2 million, to $14.3 million for Q1 1999 from $14.1 million for Q1 1998, or an annualized growth rate of 1.9%. However, consistent with the revenue trend discussed above, this represented a decreasing share of the Company's total gross profit, to 73.4% for Q1 1999 from 78.0% for Q1 1998.

         PEO:

         Net revenues from the Company's PEO services increased $8.1 million, to $65.4 million for Q1 1999 from $57.3 million for Q1 1998, or an annualized growth rate of 14.1%. Due to a higher internal growth rate for PEO services as well as the Company's discontinuance of staffing acquisitions since October 1998, PEO revenues represented an increasing share of the Company's total net revenues, to 48.8% for Q1 1999 from 47.4% for Q1 1998. The Company expects that PEO sales growth will continue at its present rate during most of 1999.

         Approximately 20% of the Company's Q1 1999 PEO revenues were from services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999. In addition, the Company is aware of pending litigation against that corporate employer regarding its use of PEO services. The Company has not determined what impact, if any, that the ultimate result of these developments will have on its financial position or results of operations.

         Gross profit from the Company's PEO services increased $0.4 million, to $2.7 million for Q1 1999 from $2.3 million for Q1 1998, or an annualized growth rate of 14.5%. This also represented an increasing share of the Company's total gross profit, to 13.7% for Q1 1999 from 12.7% for Q1 1998.

         Franchising:

         Net revenues from the Company's franchising operations increased $0.9 million, to $2.0 million for Q1 1999 from $1.1 million for Q1 1998, or an annualized growth rate of 80.2%. Franchising operations represented an increasing share of the Company's total net revenues, to 1.5% in Q1 1999 from 0.9% for Q1 1998, reflecting buyout payments received in 1999 from former franchisees. The Company allowed the early termination (buyout) of certain franchise agreements in 1998, attributable to 15 locations, to enable the Company to develop the related territories. Due to the reduced number of remaining franchises, the Company does not anticipate buyout payments in the future to be of the magnitude recorded in Q1 1999, although the Company expects to continue to convert franchise locations to Company-owned locations and to allow terminations of franchise agreements in key markets that the Company believes it can develop further. Such acquisitions and terminations will be subject to the Company's ability to negotiate them on acceptable terms. The Company also expects to continue to sell new franchises in smaller, less populated geographic areas, subject to, among other factors, the success of the Company's marketing efforts in this regard.

         Gross profit from the Company's franchising operations increased $0.9 million, to $2.0 million for Q1 1999 from $1.1 million for Q1 1998, or an annualized growth rate of 80.2%. Consistent with the revenue trend discussed above, this area represented an increasing share of the Company's total gross profit, to 10.1% for Q1 1999 from 6.1% for Q1 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds for working capital and other needs are a $34.0 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Credit Facility") and a $50.0 million accounts receivable securitization facility with a BankBoston affiliate.

         Effective July 27, 1998, the Company entered into a five year financing arrangement under which it can sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1 rated commercial paper (the "Securitization Facility"). Under this arrangement, the Company receives cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which are adjusted on a monthly basis based on collection experience and other defined factors. There is no recourse to the Company for the initial funds received. Amounts collected in excess of the reserves are retained by the Company. The Company's cost for this arrangement is classified as interest expense and is based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn is determined by prevailing interest rates in the commercial paper market and was approximately 4.95% as of March 31, 1999. As of March 31, 1999, a $36.1 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which amount is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

         The Securitization Facility contains certain minimum default, delinquency and dilution ratios with respect to the Company's receivables and requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51.0 million. A default under the Securitization Facility constitutes a default under the Revolving Credit Facility. The Liquidity Facility has been provided by the syndicate of commercial banks that participate in the Revolving Credit Facility for a one year term expiring July 26, 1999 at 0.375% per annum. Eagle may draw against the Liquidity Facility to fund cash shortfalls caused by an inability for any reason to issue commercial paper based on the Company's receivables. There is no recourse to the Company for amounts drawn under the Liquidity Facility, although such amounts would be repaid from and to the extent receivables sold by the Company were collected. Amounts drawn under the Liquidity Facility bear interest at the same rates incurred under the Revolving Credit Facility. The Company is currently discussing renewal of the Liquidity Facility, as well as other financing options, with the syndicate and other banks.

         Concurrent with the Securitization Facility, the Revolving Credit Facility was amended, primarily to reduce the maximum amount available for borrowing from $85.0 million to $34.0 million and to extend the remaining term of the Revolving Credit Facility to five years from the date of that amendment. Outstanding amounts under the Revolving Credit Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of Common Stock of each of its subsidiaries. Amounts borrowed under the Revolving Credit Facility bear interest at BankBoston's base rate or Eurodollar rate (at the Company's option) plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Credit Facility). As of March 31, 1999, the Company had outstanding borrowings under the Revolving Credit Facility of $20.7 million, bearing interest at an annualized rate of 7.7%. The Revolving Credit Facility contains certain affirmative and negative covenants relating to the Company's operations, certain of which were amended in February 1999 in order to provide additional flexibility to the Company as well as enabling it to be in compliance as of December 31, 1998. These covenant modifications also resulted in a 0.5% per annum increase in the bank margin component of the interest rate charged thereunder, which was offset by a 0.6% per annum decrease in the Eurodollar base rate during the first quarter of 1999.

         The Company regularly evaluates its compliance with the financial covenants included in the Revolving Credit Facility, and was in compliance with the covenants in effect as of March 31, 1999. The Company believes that it will be in compliance with those covenants until the expiration of the Liquidity Facility in July 1999 and it expects to be in compliance subject to appropriately restructured debt and/or convenants after that date; however, there can be no assurance that the Company will be in compliance with those covenants at June 30, 1999 or that it will not require waivers from the syndicate of lenders led by BankBoston, N.A., regarding compliance with those covenants as of that date, or at subsequent dates. In the event waivers are required, but are not granted, the Company could experience liquidity problems depending on the ability and willingness of the syndicate of lenders to continue lending to the Company, and the availability and cost of financing from other sources.

         In February 1998, the Company entered into a five year notional $42.5 million interest rate collar agreement with Bank Boston, N.A., whereby the Company receives interest on that notional amount to the extent 30 day LIBOR exceeds 6.25% per annum, and pays interest on that amount to the extent 30 day LIBOR is less than 5.43% per annum. This derivative financial instrument is being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its Revolving Credit Facility and its Securitization Facility, and is not held or issued for trading purposes. Unrealized losses arising from this agreement are not required to be and have not been recognized in the Company's results of operations - see Note 5 to the Company's Consolidated Financial Statements.

         As of March 31, 1999, the Company had (i) bank standby letters of credit outstanding, in the aggregate amount of $10.4 million under a $15.0 million letter of credit facility (which is part of the Revolving Credit Facility) to secure certain workers' compensation obligations already recorded as a liability on the Company's balance sheet; (ii) $9.9 million of promissory notes outstanding in connection with certain acquisitions, primarily bearing interest at imputed rates from 8.75% to 12.0% per annum and payable during the next two years, and subordinated to the repayment of the Revolving Credit Facility; (iii) obligations under capital leases for property and equipment in the aggregate amount of $2.0 million; and (iv) obligations under mortgages totaling $4.2 million.

         The Company's principal uses of cash are for wages and related payments to temporary and PEO employees, operating costs, acquisitions, capital expenditures and repayment of debt and interest thereon. For Q1 1999, cash used by operations was approximately $3.8 million, compared with $5.4 million provided in Q1 1998. Cash used in investing activities during Q1 1999 was approximately $0.8 million, compared with $18.5 million in Q1 1998, primarily expenditures of $18.2 million for acquisitions (primarily intangible assets). Cash provided by financing activities during Q1 1999 was approximately $0.5 million, comprised primarily of a $1.7 million increase in the Company's liability for outstanding checks (in excess of the funded bank balances), offset by $1.0 million of repayments of long term debt. Cash provided by financing activities during Q1 1998 was approximately $14.3 million, primarily $14.5 million from borrowings under the Revolving Credit Facility.

         Prior to 1999, the Company secured its workers' compensation obligations by the issuance of bank standby letters of credit to its insurance carriers, minimizing the required current cash outflow for such items. In 1999, the Company selected a prefunded deductible program whereby expected claims expenses are funded in advance in exchange for reductions in administrative costs. The required advance funding will be provided through either cash flows from operations or additional borrowings under the Revolving Credit Facility. This new arrangement could adversely affect the Company's ability to meet certain financial covenants, although the Company was successful in reducing the outstanding letter of credit by $2.0 million in April 1999. Although the Company's workers' compensation expense for claims is effectively capped at a contractually agreed upon percentage of payroll and cannot exceed these amounts for the respective fiscal years, this limit was increased to approximately 2.7% for calendar 1999, from approximately 2.4% in 1998, reflecting the inclusion of general and automobile liability coverage as well as an adjustment based on the changing business mix of the Company.

         One of the key elements of the Company's growth strategy in 1997 and 1998 has been expansion through acquisitions, which require significant sources of financing; however, the Company does not expect to complete further acquisitions until its internal revenue growth rate and the resulting operating performance of its existing locations improve. The financing sources for acquisitions include cash from operations, seller financing, bank financing and issuances of the Company's Common Stock. The Company's previous acquisitions have been primarily in the industrial staffing area, and when it resumes acquisition activity, the Company expects this trend to continue due to the more favorable pricing for those businesses (as a multiple of EBITDA) as compared to PEO businesses. See Note 2 to the Company's Consolidated Financial Statements.

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

         During February through May 1999, in order to remain in compliance with certain covenants in its Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company has negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its subordinated acquisition notes payable.

         During April 1999, the Company received approximately $1.6 million from a financial institution in connection with a sale/leaseback transaction, which amount was approximately equal to the net book value of property and equipment previously purchased by the Company. The proceeds were used to reduce outstanding borrowings under the Revolving Credit Facility, creating additional availability thereunder, and are repayable over three years at an interest rate of approximately 10% per annum.

         The Company believes that funds provided by operations, including sales of accounts receivable under the Securitization Facility, plus borrowings under the Revolving Credit Facility and current cash balances will be sufficient to meet its presently anticipated needs for working capital and capital expenditures, not including new acquisitions, for the next twelve months. Significant new acquisitions, which the Company does not expect to pursue during 1999, will require expanded or new borrowing facilities, issuance of Common Stock and/or additional debt or equity offerings. The ability of the Company to make significant future acquisitions is also subject to the Company's ability to successfully negotiate more flexible leverage (e.g., debt to EBITDA) covenants compared to those presently contained in the Revolving Credit Facility and/or the Company's ability to finance future acquisitions by issuance of its Common Stock rather than the debt financing primarily used by the Company for previous acquisitions. There can be no assurance that additional capital will be available to the Company on acceptable terms.

Acquisitions

         During 1995, the Company made four staffing acquisitions including five offices and approximately $7.0 million in revenues for the twelve months preceding each acquisition ("annual historical revenue"). During 1996, the Company made five staffing acquisitions including 13 offices and approximately $16.0 million in annual historical revenue. During 1997, the Company made eight staffing acquisitions including 30 offices and approximately $61.0 million in annual historical revenue. During 1998, the Company made 17 staffing acquisitions including 40 offices and approximately $96.0 million in annual historical revenue. These acquisitions have resulted in a significant increase in goodwill and other intangible assets and correspondingly have resulted and will continue to result in increased amortization expense. In addition, the amount of these intangible assets as a percentage of the Company's total assets and shareholders' equity has increased significantly and while the net unamortized balance of intangible assets as of March 31, 1999 is not considered to be impaired, any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations. See Note 2 to the Company's Consolidated Financial Statements.

Seasonality

         The Company's quarterly results of operations reflect the seasonality of higher customer demand for industrial staffing services in the last two quarters of the year, as compared to the first two quarters. In 1998, the seasonal increase in industrial staffing revenue was lower than that experienced in prior years, which the Company attributes to slower economic activity in U.S. manufacturing and distribution; however, the Company believes there is evidence that this sector has begun to improve in 1999 although there can be no assurance that this trend exists or will continue. Even though there is a seasonal reduction of industrial staffing revenues in the first quarter of a year as compared to the fourth quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses proportionally because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as industrial staffing revenues although the net income contribution of PEO revenues expressed as a percentage of sales is significantly lower than the net income contribution of industrial staffing revenues. As a result of the above factors, the Company historically experiences operating income in the first quarter of a year that is significantly less than (i) the fourth quarter of the preceding year and (ii) the subsequent three quarters of the same year.

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

         The Company has capitalized and will continue to capitalize the costs of purchasing and developing new Y2K compliant Information Systems, but will expense the costs of the modifications to existing hardware and software made solely for purposes of Y2K compliance. Most of the cost of purchasing or modifying software in this regard had been incurred as of March 31, 1999. Any remaining capitalized balance for Information Systems no longer utilized because of replacement by Y2K compliant Information Systems will be expensed at the time such hardware and software is replaced. The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.


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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk as of March 31, 1999, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         The Revolving Credit Facility contains certain affirmative and negative covenants relating to the Company's operations, certain of which were amended in February 1999 in order to provide additional flexibility to the Company as well as enabling it to be in compliance as of December 31, 1998. These covenant modifications also resulted in a 0.5% per annum increase in the bank margin component of the interest rate charged thereunder, which was offset by a 0.6% per annum decrease in the Eurodollar base rate during the first quarter of 1999.

         The Company regularly evaluates its compliance with the financial covenants included in the Revolving Credit Facility, and was in compliance with the covenants in effect as of March 31, 1999. The Company believes that it will be in compliance with those covenants until the expiration of the Liquidity Facility in July 1999 and it expects to be in compliance subject to appropriately restructured debt and/or convenants after that date; however, there can be no assurance that the Company will be in compliance with those covenants at June 30, 1999 or that it will not require waivers from the syndicate of lenders led by BankBoston, N.A., regarding compliance with those covenants as of that date, or at subsequent dates. In the event waivers are required, but are not granted, the Company could experience liquidity problems depending on the ability and willingness of the syndicate of lenders to continue lending to the Company, and the availability and cost of financing from other sources.

ITEM 5 - OTHER INFORMATION

         Effective February 22, 1999, James E. Money resigned his position as President of the Company's Tandem division. The Tandem division is currently headed by Paul Burrell, the Company's CEO, and Ronald Blain, Tandem's chief operating officer.

         Effective March 15, 1999, Jay D. Seid, a Managing Director of Bachow and Associates, Inc., replaced Samuel H. Schwartz as Bachow's designated member on the Company's Board of Directors. Mr. Schwartz resigned from the Board of Directors following his resignation as a Vice President of Bachow. Mr. Seid, an attorney, joined Bachow, a Bala Cynwyd, PA based investment firm, in December 1992. Mr. Seid will be a candidate for reelection to the Board at the Company's May 1999 annual meeting of shareholders.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

NUMBER                          DESCRIPTION

3.1      Amended and Restated Articles of Incorporation of the Company(1)
3.2      Amended and Restated Bylaws of the Company(2)
4.3      Shareholder Protection Rights Agreement(2)
4.6      Warrant Dated February 21, 1997 Issued to Triumph-Connecticut
         Limited Partnership(3)
4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(3)
4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(3)
10.19 Third Amended and Restated Credit Agreement among OutSource International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston, Connecticut, as agent - Revolving Credit Facility dated as of July 27, 1998.(4)
10.34 Receivables Purchase and Sale Agreement dated July 27, 1998 among OutSource International, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., and OutSource International of America, Inc., each as an originator, and OutSource Funding Corporation, as the buyer, and OutSource International, Inc., as the servicer.(4)
10.35 Receivables Purchase Agreement dated July 27, 1998 among OutSource Funding Corporation, as the seller, and EagleFunding Capital Corporation, as the purchaser, and BancBoston Securities, Inc., as the deal agent and OutSource International, Inc., as the servicer.(4)
10.36 Intercreditor Agreement dated July 27, 1998 by and among BankBoston, N.A., as lender agent; OutSource Funding Corporation, OutSource International, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and OutSource International of America, Inc., as originators; OutSource International, in its separate capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent.(4)
10.50 First Amendment to Third Amended and Restated Credit Agreement among OutSource International, Inc., each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of February 22, 1999.(5)
27       Financial Data Schedule

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997.
(2) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997.
(3) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997.
(4) Incorporated by reference to the exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998.
(5) Incorporated by reference to the exhibits to the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.
--------------------------------------------------------------------------------
(b)      Reports on Form 8 - K:
No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OUTSOURCE INTERNATIONAL, INC.


Date: May 17, 1999             By: /s/ Paul M. Burrell
                                   ------------------------------------------
                                       Paul M. Burrell
                                       President, Chief Executive Officer
                                       and Chairman of the Board of Directors


Date: May 17, 1999             By: /s/ Scott R. Francis
                                   ------------------------------------------
                                       Scott R. Francis
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: May 17, 1999             By: /s/ Robert E. Tomlinson
                                   ------------------------------------------
                                       Robert E. Tomlinson
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                     Description
-----------                     -----------

27                              Financial Data Schedule