Form 10-Q
period 1999-06-30
OUTSOURCE INTERNATIONAL INC
filed 1999-08-17
CIK 1013316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      June 30, 1999


[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  _______________ to _______________


        Commission file number      000-23147


                          OUTSOURCE INTERNATIONAL, INC.
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Florida                                                             65-0675628
                -------                                                             ----------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


1144 East Newport Center Drive, Deerfield Beach, Florida                        33442
--------------------------------------------------------                        -----
(Address of principal executive offices)                                      (Zip Code)


Registrant's Telephone Number, Including Area Code:    (954) 418-6200
                                                       --------------

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                              Outstanding at August 9, 1999
                -----                              -----------------------------
Common Stock, par value $.001 per share                    8,657,913

                         OUTSOURCE INTERNATIONAL, INC.
                               TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----

Item 1 - Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 .....    2

         Consolidated Statements of Income for the three months
         ended June 30, 1999 and 1998 ..............................................    3

         Consolidated Statements of Income for the six months
         ended June 30, 1999 and 1998 ..............................................    4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1999 and 1998 ..............................................    5

         Notes to Consolidated Financial Statements ................................    6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................................   18

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ................   36


PART II - OTHER INFORMATION

        Item 3 - Defaults Upon Senior Securities ...................................   37

        Item 4 - Submission of Matters to a Vote of Security Holders................   37

        Item 5 - Other Information .................................................   38

        Item 6 - Exhibits and Reports on Form 8-K ..................................   39

Signatures .........................................................................   41




TANDEM (r), SYNADYNE (r) and OFFICE OURS (r) are registered trademarks of OutSource International, Inc. and its subsidiaries.

Part I: Financial Information
Item 1: Financial Statements
        --------------------

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                June 30, 1999 (UNAUDITED) and December 31, 1998

                             (Amounts in thousands)


ASSETS                                                                               June 30, 1999    December 31, 1998
                                                                                     -------------    -----------------
Current Assets:
     Cash ......................................................................      $   2,563          $   5,501
     Trade accounts receivable, net of allowance for doubtful accounts of
          $2,746 and $1,924 ....................................................         17,307             12,946
     Funding advances to franchises ............................................             76                441
     Deferred income taxes and other current assets ............................          9,574              7,795
                                                                                      ---------          ---------

          Total current assets .................................................         29,520             26,683

     Property, improvements and equipment, net .................................         17,081             17,628
     Goodwill and other intangible assets, net .................................         62,520             64,262
     Other assets ..............................................................          3,506              3,429
                                                                                      ---------          ---------

          Total assets .........................................................      $ 112,627          $ 112,002
                                                                                      =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable...........................................................      $   8,808          $   5,217
     Accrued expenses:
          Payroll ..............................................................          7,847              4,322
          Payroll taxes ........................................................          5,377              4,067
          Workers' compensation and insurance ..................................          7,861             10,659
          Other ................................................................          2,334              2,482

     Other current liabilities .................................................          1,022              1,312
     Current maturities of long-term debt to related parties ...................          1,204                541
     Current maturities of other long-term debt ................................          6,610              6,782
     Revolving credit facility .................................................         18,216               --
                                                                                      ---------          ---------
     Total current liabilities .................................................         59,279             35,382

Non-Current Liabilities:
     Revolving credit facility .................................................           --               20,980
     Long-term debt to related parties, less current maturities ................           --                  745
     Other long-term debt, less current maturities .............................          9,606              9,257
     Other non-current liabilities .............................................            983              1,050
                                                                                      ---------          ---------

          Total liabilities ....................................................         69,868             67,414
                                                                                      ---------          ---------

Commitments and Contingencies (Notes 3 and 5)
Shareholders' Equity:
     Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares
          issued or outstanding ................................................           --                 --
     Common stock, $.001 par value; 100,000,000 shares authorized; 8,657,913
          issued and outstanding ...............................................              9                  9
     Additional paid-in capital ................................................         53,546             53,546
     Accumulated deficit .......................................................        (10,796)            (8,967)
                                                                                      ---------          ---------

          Total shareholders' equity ...........................................         42,759             44,588
                                                                                      ---------          ---------

          Total liabilities and shareholders' equity ...........................      $ 112,627          $ 112,002
                                                                                      =========          =========

See accompanying notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended June 30, 1999 and 1998

                                  (UNAUDITED)

                 (Amounts in thousands, except per share data)




                                                                               Three Months Ended
                                                                          June 30, 1999   June 30, 1998
                                                                          -------------   -------------

Net revenues ............................................                  $  143,454     $   134,796
Cost of revenues ........................................                      122,871        113,520
                                                                           -----------    -----------

          Gross profit ..................................                       20,583         21,276
                                                                           -----------    -----------

Selling, general and administrative expenses:
     Amortization of intangible assets ..................                          934            977
     Other selling, general and administrative ..........                       20,152         17,388
                                                                           -----------    -----------

Total selling, general and administrative expenses ......                       21,086         18,365
                                                                           -----------    -----------

Operating (loss) income .................................                         (503)         2,911
                                                                           -----------    -----------

Other expense (income):
     Interest expense (net) .............................                        1,702          1,438
     Other income (net) .................................                          (20)           (33)
                                                                           -----------    -----------
Total other expense (income) ............................                        1,682          1,405
                                                                           -----------    -----------
(Loss) income before (benefit) provision for income taxes                       (2,185)         1,506
(Benefit) provision for income taxes ....................                         (936)           411
                                                                           -----------    -----------

          Net (loss) income .............................                  $    (1,249)   $     1,095
                                                                           ===========    ===========


Weighted average common shares outstanding:
     Basic ..............................................                    8,657,913      8,609,155
                                                                           ===========    ===========

     Diluted ............................................                    8,657,913     10,120,871
                                                                           ===========    ===========

(Loss) earnings per share:
     Basic ..............................................                  $     (0.14)   $      0.13
                                                                           ===========    ===========

     Diluted ............................................                  $     (0.14)   $      0.11
                                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                For the Six Months Ended June 30, 1999 and 1998

                                  (UNAUDITED)

                 (Amounts in thousands, except per share data)




                                                                                         Six Months Ended
                                                                                 June 30, 1999     June 30, 1998
                                                                                 -------------     -------------


Net revenues ............................................................         $   277,568         $   255,782
Cost of revenues ........................................................             237,523             216,468
                                                                                  -----------         -----------

          Gross profit ..................................................              40,045              39,314
                                                                                  -----------         -----------

Selling, general and administrative expenses:
     Amortization of intangible assets ..................................               1,858               1,722
     Other selling, general and administrative ..........................              38,182              32,764
                                                                                  -----------         -----------

          Total selling, general and administrative expenses ............              40,040              34,486
                                                                                  -----------         -----------


Operating income ........................................................                   5               4,828
                                                                                  -----------         -----------

Other expense (income):
     Interest expense (net) .............................................               3,283               2,517
     Other income (net) .................................................                 (64)                (38)
                                                                                  -----------         -----------
          Total other expense (income) ..................................               3,219               2,479
                                                                                  -----------         -----------
(Loss) income before (benefit) provision for income taxes ...............              (3,214)              2,349
(Benefit) provision for income taxes ....................................              (1,385)                581
                                                                                  -----------         -----------

          Net (loss) income .............................................         $    (1,829)        $    1,768
                                                                                  ===========         ===========



Weighted average common shares outstanding:
     Basic ..............................................................           8,657,913           8,546,856
                                                                                  ===========         ===========

     Diluted ............................................................           8,657,913          10,077,485
                                                                                  ===========         ===========

 (Loss) earnings per share:
     Basic ..............................................................         $     (0.21)        $      0.21
                                                                                  ===========         ===========

     Diluted ............................................................         $     (0.21)        $      0.18
                                                                                  ===========         ===========







See accompanying notes to cosolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998

                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                                Six Months Ended
                                                                                        June 30, 1999   June 30, 1998
                                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ....................................................................    $ (1,829)          $  1,768
Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
   Depreciation and amortization .....................................................       3,696              3,150
   Deferred income taxes .............................................................      (1,547)               595
   Notes received from franchises.....................................................        (796)                 -
   Changes in assets and liabilities (excluding effects of acquisitions):
        (Increase) decrease in:
            Trade accounts receivable ................................................      (3,747)            (3,081)
            Prepaid expenses and other current assets ................................         116                (66)
            Other assets .............................................................         (90)                 1
        Increase (decrease) in:
            Accounts payable .........................................................       1,773               (417)
            Accrued expenses:
                Payroll ..............................................................       3,525              4,032
                Payroll taxes ........................................................       1,310              1,847
                Workers' compensation and insurance ..................................      (2,798)               811
                Other ................................................................         299               (422)
            Other current liabilities ................................................        (291)              (396)
                                                                                          --------           --------

        Net cash (used in) provided by operating activities ..........................        (379)             7,822
                                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding repayments from franchises, net ..............................................         366                992
Property and equipment expenditures ..................................................      (1,218)            (2,495)
Proceeds from property and equipment sales ...........................................       1,600               --
Expenditures for acquisitions ........................................................         (40)           (26,892)
                                                                                          --------           --------

        Net cash provided by (used in) investing activities ..........................         708            (28,395)
                                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in excess of outstanding checks over bank balance,
     included in accounts payable ....................................................       1,817              2,889
(Repayments) net proceeds from revolving credit facility .............................      (2,764)            20,702
Proceeds from interest collar termination.............................................         250                  -
Related party debt repayments ........................................................        (128)              (229)
Repayment of other long-term debt ....................................................      (2,442)            (2,469)
Exercise of warrants .................................................................        --                    2
                                                                                          --------           --------

        Net cash provided by (used in) financing activities ..........................      (3,267)            20,895
                                                                                          --------           --------

Net (decrease) increase in cash ......................................................      (2,938)               322
Cash, beginning of period ............................................................       5,501              1,685
                                                                                          --------           --------

Cash, end of period ..................................................................    $  2,563           $  2,007
                                                                                          ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid ........................................................................    $  2,799           $  2,391
                                                                                          ========           ========


See accompanying notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements and the related information in these notes as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company intends to implement SFAS No. 133 in its consolidated financial statements as of and for the three months ended March 31, 2001, although it has not determined the effects, if any, that implementation will have. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

NOTE 2. ACQUISITIONS

The Company has made no acquisitions through June 30 1999. The following pro-forma results of operations for the three months and six months ended June 30, 1998 have been prepared assuming the acquisitions completed by the Company during 1998 (and described in the Company's audited consolidated financial statements for that year) had occurred as of the beginning of the periods presented, including adjustments to the historical financial statements for additional amortization of intangible assets, increased interest on borrowings to finance the acquisitions and discontinuance of certain compensation previously paid by the acquired businesses to their shareholders, as well as the related income tax effects.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 2. ACQUISITIONS (CONTINUED)

The pro forma operating results are not necessarily indicative of what would have occurred had these acquisitions been consummated as of the beginning of the periods presented, or of future operating results. In certain cases, the operating results for periods prior to the acquisitions are based on (a) unaudited financial statements provided by the seller or (b) an estimate of revenues, cost of revenues and/or selling, general and administrative expenses based on information provided by the seller or otherwise available to the Company. In these cases, the Company has made a reasonable attempt to obtain the most complete and reliable financial information and believes that the financial information it used is reasonably accurate, although the Company has not independently verified such information. The following amounts are in thousands, except per share data:



                                                     Three Months Ended                   Six Months Ended
                                                     ------------------                   ----------------
                                                          June 30                             June 30
                                                          -------                             -------


                                                   1999             1998               1999               1998
                                                   ----             ----               ----               ----
                                               (Historical)       (Pro Forma)       (Historical)       (Pro Forma)
                                               ------------       -----------       ------------       -----------

Net revenues                                   $   143,454        $   138,814       $   277,568        $   274,441
Operating (loss) income                               (503)             3,289             5                  5,887
Net (loss) income                                   (1,249)             1,280            (1,829)             2,021
Weighted average common shares outstanding
     Basic                                       8,657,913          8,609,155         8,657,913          8,556,757
                                               ===========        ===========       ===========        ===========
     Diluted                                     8,657,913         10,120,871         8,657,913         10,087,578
                                               ===========        ===========       ===========        ===========
Earnings (loss) per share:

     Basic                                     $     (0.14)       $      0.15       $     (0.21)       $      0.24
                                               ===========        ===========       ===========        ===========
     Diluted                                   $     (0.14)       $      0.13       $     (0.21)       $      0.20
                                               ===========        ===========       ===========        ===========

Earnings (loss) per share included in the above 1998 information has been prepared on the same basis as discussed in Note 8, except for an increase by 9,901 basic and 10,088 diluted shares, for the three and six months ended June 30, 1998. Such increase in shares reflects adjustments for the timing of the issuance of common stock and options in connection with the acquisitions.

Goodwill and other intangible assets consist of the following amounts, which are presented in thousands:

                                                                As of         As  of
                                                            June 30, 1999  December 31, 1998
                                                            -------------  -----------------

     Goodwill ...........................................       $32,923       $32,806
     Territory rights ...................................        24,743        24,743
     Customer lists .....................................        10,105        10,105
     Covenants not to compete ...........................         2,191         2,191
     Employee lists .....................................           417           417
                                                                -------       -------
     Goodwill and other intangible assets ...............        70,379        70,262
     Less: Accumulated amortization .....................         7,859         6,000
                                                                -------       -------

     Goodwill and other intangible assets, net ..........       $62,520       $64,262
                                                                =======       =======


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 3. INCOME TAXES

The Company's effective tax rate differed from the statutory federal rate of 35% as follows (amounts presented in thousands, except for percentages):


                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                       ---------------------------            -------------------------
                                                        1999               1998                1999                1998
                                                        ----               ----                ----                ----
                                                 Amount      Rate    Amount     Rate     Amount     Rate     Amount      Rate
                                                 ------      ----    ------     ----     ------     ----     ------      ----
Statutory rate applied to income before
     income taxes                               $  (765)    (35.0)% $   527      35.0%  $(1,125)    (35.0)% $   822       35.0%
Increase (decrease) in income taxes
     resulting from:
State income taxes, net of federal benefit          (80)     (3.7)       78       5.2      (110)     (3.4)      127        5.4
Employment tax credits                             (165)     (7.5)     (247)    (16.4)     (290)     (9.0)     (450)     (19.2)
Other                                                74       3.4        53       3.5       140       4.4        82        3.4
                                                -------     -----   -------      ----   -------     -----   -------      -----

Total                                           $  (936)    (42.8)% $   411      27.3%  $(1,385)    (43.0)% $   581       24.6%
                                                =======     =====   =======      ====   =======     =====   =======      =====

The employment tax credit carryforward of $1.4 million as of June 30, 1999 will expire during the years 2012 through 2019. The employment tax credits recorded by the Company from February 21, 1997 through June 30, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of approximately $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving. As a result, the Company's position with regards to the calculation of the FEZ credits has been challenged by the Internal Revenue Service ("IRS"), as discussed below.

During April 1999, the Company received a report from an IRS agent proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. The Company is currently disputing these proposed adjustments and as a result, the IRS agent's supervisor has met with the Company's management to discuss these adjustments and has agreed to hold more meetings with the Company before the IRS makes a final determination and assessment, if any, with respect to these matters. Since the subsidiaries were "S" corporations for the periods under examination, the proposed adjustments, if ultimately proven to be appropriate, would not result in a materially unfavorable effect on the Company's results of operations although shareholder distributions of up to approximately $5.0 million could result as discussed in Note 5.

Deferred income taxes and other current assets at June 30, 1999 includes $1.7 million which will be available to reduce the tax liability, if any, arising from the Company's operating results during the remainder of 1999. However, pending those results, the $1.5 million portion of that benefit arising in the first six months of 1999 has been reflected as an adjustment to net income
(loss) in arriving at cash provided by operating activities in the Company's Consolidated Financial Statement of Cash Flow for that period.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 4. DEBT

The Company's primary sources of funds for working capital and other needs are a $29.9 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Credit Facility") and a $50.0 million accounts receivable securitization facility with a BankBoston affiliate.

The Revolving Credit Facility contains certain affirmative and negative covenants relating to the Company's operations, certain of which were amended in February 1999 in order to provide additional flexibility to the Company as well as enabling it to be in compliance with such covenants as of December 31, 1998 and March 31, 1999. These covenant modifications also resulted in a 0.5% per annum increase in the bank margin component of the interest rate charged thereunder, which was offset by a 0.6% per annum decrease in the Eurodollar base rate during the first six months of 1999. At June 30, 1999, the Revolving Credit Facility was bearing interest at an annualized rate of 7.75%. In addition, subsequent to June 30, 1999, the lenders syndicate did not allow the Company to utilize Euro rate based borrowings under the Revolving Credit Facility, which resulted in an effective increase in the Company's borrowing rate under the facility of approximately 0.8% per annum. Commencing June 30, 1999, the Company's lack of compliance with these covenants as of that date was waived by the lenders syndicate until August 31, 1999 pending completion of an agreement, currently in negotiation, containing revised covenants to enable the Company's compliance through December 31, 1999. Such temporary waivers were granted in conjunction with the extension of the terms of the Liquidity Facility, as discussed below, as well as a reduction of the Revolving Credit Facility from $34.0 million to $29.9 million and additional restrictions placed on the issuance or renewal of letters of credit. As a result of these changes, the Revolving Credit Facility was classified as current in the Company's consolidated financial statements as of June 30, 1999.

Effective July 27, 1998, the Company entered into a five year financing arrangement under which it can sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1 rated commercial paper (the
"Securitization Facility"). The Company's cost for this arrangement is classified as interest expense and is based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn is determined by prevailing interest rates in the commercial paper market and was approximately 5.15% as of June 30, 1999. As of June 30, 1999, a $42.4 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which amount is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

The Securitization Facility requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51.0 million. The Liquidity Facility has been provided by the syndicate of lenders that participate in the Revolving Credit Facility for a one year term originally expiring July 26, 1999 at 0.375% per annum, which term has currently been extended to September 27, 1999,pending completion of an extension to December 31, 1999 that the Company and the syndicate are currently negotiating.

As of June 30, 1999, the Company had bank standby letters of credit outstanding in the aggregate amount of $8.4 million under a letter of credit facility (which is part of the Revolving Credit Facility) to secure certain workers compensation obligations already recorded as a liability on the Company's balance sheet. In August 1999, the outstanding letters of credit were reduced by $2.0 million based on corresponding payments made in previous months to the Company's insurance carrier, which payments reduced the accrued liability supported by the letter of credit.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 4. DEBT (CONTINUED)

The Company and the lenders syndicate are currently negotiating modifications to the Revolving Credit Facility, as well as an extension of the Liquidity Facility. Although there can be no assurances, the Company expects that the lenders syndicate will extend adequate financing through December 31, 1999 to meet the Company's needs, based on the planned restructuring of Company operations (see Note 10). The Company has already begun the process of identifying and evaluating alternative financing sources to replace its existing financing with the lenders syndicate.

In order to remain in compliance with certain covenants in its Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, during 1999 the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its subordinated acquisition notes payable. As of August 12, 1999 the Company had not made all scheduled payments due and first became in default under this debt having a total principal outstanding of $8.2 million (not including related party amounts as discussed in Note 6). Due to the subordinated status and other terms of the debt, the payees are unable to take collection actions against the Company for at least six months. Furthermore, since acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from only three of fifteen payees as of August 16, 1999, no change has been made in the classification of this debt between current and non-current as reflected in the Company's consolidated financial statements as of June 30, 1999.

During  April  1999,  the  Company   received  $1.6  million  from  a  financial
institution in connection with a sale/leaseback transaction, which amount exceeded, at that time of the transaction, the net book value of property and equipment previously purchased by the Company. The unrealized gain is being deferred and amortized over the life of the assets. The capital lease obligation is repayable over three years at an imputed interest rate of approximately 10% per annum.

Effective June 30, 1999, the Company terminated the interest rate collar agreement with BankBoston, N.A. which resulted in proceeds of $250,000. Since the underlying debt and receivable securitization facility previously being hedged by this agreement are still in place, such proceeds have been recorded as deferred income and will be amortized, against interest expense, over the remaining life of those underlying financing arrangements. To the extent those underlying financing arrangements are terminated in the future (including modifications substantial enough so that they would be considered to be terminated), the unamortized portion of the gain related to the terminated arrangements will be recognized in results of operations at the time of termination.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 5. COMMITMENTS AND CONTINGENCIES

Shareholder distribution: Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). Such distribution, supplemented by an additional distribution made in September 1998, is subject to adjustment based upon the final determination of taxable income through February 21, 1997. Although the Company has completed and filed its Federal and state tax returns for all periods through February 21, 1997, further distributions may be required in the event the Company's taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason. See Note 3.

Stock options and warrants: As of June 30, 1999, 1,026,851 options and 1,208,988 warrants issued prior to 1999 to purchase shares of the Company's common stock were still outstanding. During January 1999, the Company granted options to purchase 72,500 shares of the Company's common stock, vesting over a four year period from the grant date and with an exercise price of $6.00 per share. During March 1999, the Company granted options to purchase 121,825 shares of the Company's common stock, 26,150 shares vesting over a four year period from the grant date and the remainder vesting immediately upon grant and all with an exercise price of $4.125 per share. During May 1999, the Company granted options to purchase 98,343 shares of the Company's common stock, vesting over a four year period from the grant date and with an exercise price of $4.563 per share. All exercise prices for 1999 grants were based on the market price of the shares at the grant date.

The total number of shares of common stock reserved for issuance under the stock option plan as of June 30, 1999 was 2,000,000, as agreed to by the Company's Board of Directors in April 1999 and approved by the Company's shareholders at their May 1999 annual meeting.

Availability of working capital financing: As discussed in Note 4, the Company was not in compliance with the financial covenants included in its Revolving Credit Facility as of June 30, 1999, although the lenders syndicate has temporarily (through August 31, 1999) waived such non-compliance. In addition, the Liquidity Facility required by the terms of the Securitization Facility expired on July 26, 1999, although it has also been extended through September 27, 1999. The Company does not expect to be in compliance with those covenants in the foreseeable future and is currently negotiating with the lenders syndicate to revise the covenants to bring the Company into compliance, although this revision will also shorten the Revolving Credit Facility's termination date to December 31, 1999. The Company is also negotiating an extension of the Liquidity Facility to December 31, 1999. Although the Company anticipates successful completion of those negotiations, there can be no assurance that the covenants will be revised or the Liquidity Facility will be extended. In the event the covenants are not revised, the Liquidity Facility is not extended or waivers are required, but are not granted, the Company could experience liquidity problems depending on the ability and willingness of the lenders syndicate to continue lending to the Company, and the availability and cost of financing from other sources. The Company is identifying and evaluating alternative financing sources. Notwithstanding the foregoing, the Revolving Credit Facility was classified as current in the Company's consolidated financial statements as of June 30, 1999.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other assets as of June 30, 1999 includes $1.5 million of unamortized deferred costs incurred in connection with the establishment of the Revolving Credit Facility and the Securitization Facility, which would be expensed in the event those financial arrangements were terminated.

Employment Agreements: As of June 30, 1999, the Company had certain obligations under employment agreements it had entered into with its Chief Executive Officer ("CEO") and nine other officers. Under the terms of those agreements, in the event that the Company terminates any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (ranging from three months to two years) of the officer's annual base salary and bonus. In addition, all incentive stock options held by such employees would become immediately exercisable. More substantial severance provisions apply if any of those officers are terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements. In July 1999, the Company entered into a similar employment agreement with a new controller. In February 1999 and August 1999, two of the nine officers referred to above resigned their positions, which resulted in the Company's agreement to pay those two officers' salaries for one year, in exchange for their agreement, among other things, to not compete with the Company during that period.

Significant Customer: For the six months ended June 30, 1999, approximately eight percent of the Company's revenues were from professional employer organization ("PEO") services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999.

In addition, the Company is aware of pending litigation against that corporate employer regarding its use in general of PEO services. The Company has not determined what impact, if any, the ultimate result of these developments will have on its financial position or results of operations.

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On November 12, 1997, an action was commenced against the Company, alleging state law claims of pregnancy/maternity discrimination and violations of the Family and Medical Leave Act as a result of an alleged demotion following the plaintiff's return from maternity leave. The complaint also asserted a claim for unpaid overtime based on both state law and the Fair Labor Standards Act. The case is presently in discovery and the trial date has been set for the September 27, 1999 trial docket. The Company believes the claims are without merit and is vigorously defending this action.

Employee Benefit Plan: Pursuant to the terms of a now inactive 401(k) plan (containing previous contributions still managed by the Company), highly compensated employees were not eligible to participate. However, as a result of administrative errors in 1996 and prior years, some highly compensated employees were inadvertently permitted to make elective salary deferral contributions. The Company has sought IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). There will be a penalty payable by the Company associated with a correction under the VCAP, although the Company believes this penalty will be insignificant.

Unemployment Taxes: Federal and state unemployment taxes represent a significant component of the Company's cost of revenues. State unemployment taxes are determined as a percentage of covered wages. Such percentages are determined in accordance with the laws of each state and usually take into account the unemployment history of the Company's employees in that state. The Company has realized reductions in its state unemployment tax expense as a result of changes in its organizational structure from time to time. Although the Company believes that these expense reductions were achieved in compliance with applicable laws, taxing authorities of a particular state have recently indicated that they may challenge these reductions. The Company is unable, at this time, to reasonably estimate the effect of such a challenge by this state or by other states.

Workers' Compensation: During 1997 and 1998, the Company's workers' compensation expense for claims was effectively capped at a contractually agreed percentage of payroll, which the Company's expense was limited to, since the estimated ultimate cost of the actual claims experience was greater than the cap. Effective January 1, 1999, the cap was increased to 2.7% of payroll, reflecting the inclusion of general and automobile liability coverage as well as an adjustment based on the changing business mix of the Company. For the six months ended June 30, 1999, the estimated ultimate cost of the actual claims experience was used as the basis of the Company's expense, since it was approximately $850,000 less than the cap. The estimated ultimate cost of the 1999 claims experience was determined based on information from an independent third-party administrator employed by the Company plus an allowance for claims incurred but not reported, based on prior experience and other relevant data.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting contract: In May 1999, the Company engaged Crossroads Capital Partners, LLC ("Crossroads"), a consulting firm based in Newport Beach, California, to review the Company's existing business plan and make recommendations for adjustments to strategy as well as financial and operational improvements. In June 1999, the Crossroads engagement was further extended to include its assistance in verifying the Company's cash flow projections and requiring Crossroads to report to management and the lenders syndicate. In July 1999, the engagement was further modified to add additional services, including working with management to develop a revised business plan based on the restructured company, assisting in extending the existing Revolving Credit Facility and Securitization Facility, arranging for new financing, and periodically reporting to the Company's Board of Directors and lenders syndicate. In August 1999, a representative of Crossroads was appointed as the Company's interim chief operating officer and the interim President of the Tandem division. See Note 10. The Company has paid Crossroads $107,078 for services rendered through June 30, 1999. The Company's contract with Crossroads for the four month period ending October 31, 1999, provides for a monthly fee of $125,000, which fee is subject to renegotiation for the period after October 31, 1999. In addition, the Company is obligated to compensate Crossroads for financing sources found by it, a fee of one percent of senior financing obtained and four percent of subordinated financing, subject to a $150,000 and $300,000 minimum fee, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Effective August 31, 1998, certain shareholders of the Company owning franchises entered into a buyout agreement with the Company. Buyouts are early termination of the franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company received an initial payment from the former franchisee and was to have continued to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date, which was generally consistent with the terms of buyout agreements between the Company and unrelated third parties. Effective March 31, 1999, the Company received another payment from the former franchisee in consideration of the elimination of the equivalent of the last five months of payments under the initial agreement. The amount of this payment was generally consistent with the terms of similar agreements between the Company and unrelated third parties. During the six months ended June 30, 1999, the Company recognized revenue of $0.9 million from all franchises owned by significant shareholders of the Company, which included royalties and payments under the buyout agreement.

Effective February 16, 1998, the Company purchased certain staffing locations and the related franchise rights from certain Company shareholders. The $6.9 million purchase price included the issuance of a $1.7 million note bearing interest at 7.25% per annum and payable quarterly over three years. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly payments totaling $0.3 million in the first year and $0.6 million in the second year, plus a $0.4 million payment at the end of the two year term. As discussed in Note 4, as of August 12, 1999, the Company had not made the renegotiated payments on this and its other subordinated acquisition notes, and first became in default of this note. Furthermore, the payee has provided the required notice to the Company accelerating the entire balance due, which as a result is classified as current in the Company's consolidated financial statements as of June 30, 1999.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 7. SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

The consolidated statements of cash flows do not include the following noncash investing and financing transactions, except for the net cash paid for acquisitions. The following amounts are presented in thousands:

                                                       Six Months Ended June 30,
                                                             1999         1998
        Acquisitions:
            Tangible and intangible assets acquired ....   $    117    $ 40,438
            Liabilities assumed ........................       --        (1,367)
            Debt issued ................................        (77)    (11,404)
            Common stock issued ........................       --          (775)
                                                           --------    --------
        Net cash paid for acquisitions .................   $     40    $ 26,892
                                                           ========    ========
        Increase in Notes receivable from franchises
            for buyouts.................................   $    796    $   --
                                                           ========    ========
        Reduction of deferred loss
            on interest rate collar agreement ..........   $    413    $   --
                                                           ========    ========
        Insurance premium financing ....................   $    348    $   --
                                                           ========    ========
        Increase in long term debt, due to sale/leaseback  $  1,600    $   --
                                                           ========    ========
        Decrease in accrued interest due to inclusion in
            renegotiated long term debt ................   $    448    $   --
                                                           ========    ========
        Increase in long term debt due to renegotiation at
            higher interest rate and removal of imputed
            discount ...................................   $    275    $   --
                                                           ========    ========



NOTE 8. EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". The weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share were calculated as follows:


                                                                              Three Months Ended              Six Months Ended
                                                                              ------------------              ----------------
                                                                                  June 30,                          June 30,
                                                                                  --------                          --------

                                                                             1999            1998            1999            1998
                                                                             ----            ----            ----            ----
Shares issued in connection with the Reorganization                        5,448,788       5,448,788       5,448,788       5,448,788
Shares sold by the Company in October 1998                                 3,000,000       3,000,000       3,000,000       3,000,000
Shares issued in connection with a February 1998 acquisition                  57,809          57,809          57,809          47,908
Warrants exercised in May 1998                                               151,316         102,558         151,316          50,160
                                                                          ----------      ----------      ----------      ----------
Weighted average common shares - basic                                     8,657,913       8,609,155       8,657,913       8,546,856
Outstanding options and warrants to purchase common stock
 - remaining shares after assumed repurchase using
 proceeds from exercise                                                         --         1,511,716            --         1,530,629
                                                                          ----------      ----------      ----------      ----------

Weighted average common shares - diluted                                   8,657,913      10,120,871       8,657,913      10,077,485
                                                                          ==========      ==========      ==========      ==========


Certain of the outstanding options and warrants to purchase common stock were anti-dilutive for certain of the periods presented above and accordingly were excluded from the calculation of diluted weighted average common shares for those periods, including the equivalent of 1,204,270 and 1,208,822 shares excluded for the three and six months ended June 30, 1999, respectively, solely because the results of operations was a net loss instead of net income.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 9. OPERATING SEGMENT INFORMATION


The Company's reportable operating segments are as follows:


Industrial Staffing: This segment derives revenues from recruiting, training and
deployment  of  temporary   industrial  personnel  and  from  providing  payroll
administration, risk management and benefits administration services.

PEO: This segment derives revenues from providing a comprehensive package of PEO services to its clients including payroll administration, risk management, benefits administration and human resource consultation.

Franchising: This segment derives revenues under agreements with industrial staffing franchisees that provide those franchises with, among other things, exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals. Franchising revenues also include revenues from early terminations of franchise agreements, called buyouts. As of June 30, 1999 there was $796,000 in outstanding notes receivable from these former franchises for buyout revenue recognized during the six months then ended.

Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's consolidated financial statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses and interest expense in excess of interest charged to the segments based on their outstanding receivables (before deducting amounts sold under the Securitization Facility). See Note 5 for information regarding a significant customer. Financial information for the Company's operating segments, reconciled to Company totals and presented in thousands, is as follows:

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 9. OPERATING SEGMENT INFORMATION (CONTINUED)


                                                                      Three Months Ended                    Six Months Ended
                                                                      ------------------                    ----------------
                                                                           June 30,                              June 30,
                                                                           --------                              --------
                                                                     1999               1998               1999               1998
                                                                     ----               ----               ----               ----
REVENUES

Industrial Staffing                                              $  79,855          $  78,230          $ 152,951          $ 144,368
PEO                                                                 55,079             46,509            108,160             91,251
Franchising                                                          2,469              1,829              4,441              2,924
Other Company revenues                                               6,051              8,228             12,016             17,239
                                                                 ---------          ---------          ---------          ---------

Total Company Revenues                                           $ 143,454          $ 134,796          $ 277,568          $ 255,782
                                                                 =========          =========          =========          =========

(LOSS) INCOME BEFORE TAXES
Industrial Staffing                                              $     689          $   3,187          $   1,272          $   5,653
PEO                                                                    522                222                777                595
Franchising                                                          2,191              1,485              3,988              2,310
Other Company (loss) income, net                                    (5,587)            (3,389)            (9,251)            (6,209)
                                                                 ---------          ---------          ---------          ---------

Total Company (loss) income before taxes                         $  (2,185)         $   1,505          $  (3,214)         $   2,349
                                                                 =========          =========          =========          =========

NOTE 10.     SUBSEQUENT EVENTS

On August 6, 1999, the Company announced the following actions intended to improve its short-term liquidity, better concentrate its operations within one core segment (industrial staffing) and improve its operating performance within that segment:

(i) the sale of Office Ours, its clerical staffing division, effective on or about August 30, 1999. The Company expects to receive proceeds at closing of approximately $2.1 million, of which approximately $0.5 million will be used to satisfy obligations under the Securitization Facility and the remainder will be applied to the Revolving Credit Facility.

(ii) the engagement of an investment banking firm to assist in the evaluation of the possible sale of, or other strategic options for, Synadyne, its PEO division. See Note 9 for additional segment information.

(iii) a reduction of its industrial staffing and support operations (the "Restructuring"), consisting primarily of: the sale, closure, consolidation or franchising, during the third and fourth quarters of 1999, of approximately 20 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of its Tandem and corporate support center employee work-force by approximately 15 percent each; and an additional 16 percent reduction of the corporate support center work-force by early 2000. The timing of the latter work-force reduction will be affected by the ultimate disposition of Synadyne. The 20 branch offices subject to the Restructuring will be (a) locations not expected to be adequately profitable or (b) locations which are inconsistent with the Company's operating strategy of clustering offices within a geographic region.

In connection with the Restructuring, the Company will include a restructuring charge in its third quarter 1999 results of operations. At this time, the Company is unable to estimate the amount of such restructuring charge.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with "__Forward-looking information: certain cautionary statements" below.

The Company is a national provider of human resource services focusing on the flexible industrial staffing ("staffing") market through its Tandem division and on the professional employer organization ("PEO") market through its Synadyne division. The Company provides its industrial staffing services through locations owned or leased by the Company (collectively identified as
"Company-owned") and franchise locations, and its PEO services through Company-owned locations.

Industrial staffing services include recruiting, training and deployment of temporary industrial personnel as well as payroll administration, risk management and benefits administration services. PEO services include payroll administration, risk management, benefits administration and human resource consultation.

The Company's revenues are based on the salaries and wages of worksite employees. Staffing and PEO revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the staffing and PEO services. Since the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances, which is consistent with industry practice. The Company's primary direct costs are (i) the salaries and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) health benefits and (iv) workers' compensation benefits and insurance.

The Company's staffing operations generate significantly higher gross profit margins than its PEO operations. The higher staffing margin reflects compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

The Company acquired 41 industrial staffing offices during 1998 (the "1998 Acquisitions") and 48 additional offices during the three years prior to that - see "_Acquisitions" below. The Company discontinued its acquisition program in October 1998 primarily due to a desire to focus on and improve existing operations plus a lack of capital for new acquisitions. Up to that time, the Company had made a significant investment in new information systems, additional back office capabilities and other infrastructure enhancements in order to support the prior growth as well as the future growth that was being anticipated at that time. The Company does not anticipate making any acquisitions during the next twelve months.

On August 6, 1999, the Company announced the following actions intended to improve its short-term liquidity, better concentrate its operations within one core segment (industrial staffing) and improve its operating performance within that segment:

(i) the sale of Office Ours, its clerical staffing division, effective on or about August 30, 1999.

(ii) the engagement of an investment banking firm to assist in evaluating of the possible sale of, or other strategic options for, Synadyne, its PEO division.

(iii) a reduction of its industrial staffing and support operations (the "Restructuring"), consisting primarily of: the sale, closure, consolidation or franchising, during the third and fourth quarters of 1999, of approximately 20 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of its Tandem and corporate support center employee work-force by approximately 15 percent each; and an additional 16 percent reduction of the corporate support center work-force by early 2000. The timing of the latter work-force reduction will be affected by the ultimate disposition of Synadyne. The 20 branch offices subject to the Restructuring will be (a) locations not expected to be adequately profitable or (b) locations inconsistent with the Company's operating strategy of clustering offices within a geographic region.

In addition, the Company is not currently in compliance with all of the financial covenants contained in its existing financing arrangements and, in cooperation with its current syndicate of lenders, who have temporarily waived the requirement for compliance with those covenants, has already begun the process of identifying and evaluating alternative financing arrangements. Furthermore, the Company is in default of certain other subordinated indebtedness. See "_Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

The following tables set forth the amounts and percentages of net revenues of certain items in the Company's consolidated statements of income for the indicated periods. The amounts presented are in thousands (except employees and offices) and are unaudited:


                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                      ---------------------------        -------------------------
                                                                          1999             1998             1999              1998
                                                                          ----             ----             ----              ----
Net revenues:
Flexible industrial staffing (1)                                      $  71,625         $  72,699        $ 136,426         $ 133,331
PEO (1)                                                                  67,287            58,050          132,687           115,363
Franchising                                                               2,469             1,829            4,441             2,924
Other                                                                     2,073             2,218            4,014             4,164
                                                                      ---------         ---------        ---------         ---------

Total net revenues                                                    $ 143,454         $ 134,796        $ 277,568         $ 255,782
                                                                      =========         =========        =========         =========

Gross profit                                                          $  20,583         $  21,276        $  40,045         $  39,314
Selling, general and administrative expenses                             21,086            18,365           40,040            34,486
                                                                      ---------         ---------        ---------         ---------

Operating (loss) income                                                    (503)            2,911                5             4,828
Net interest and other expense                                            1,682             1,405            3,219             2,479
                                                                      ---------         ---------        ---------         ---------

(Loss) income before (benefit) provision for
     income  taxes                                                       (2,185)            1,506           (3,214)            2,349
(Benefit) provision for income taxes                                       (936)              411           (1,385)              581
                                                                      ---------         ---------        ---------         ---------

Net (loss) income                                                     $  (1,249)        $   1,095        $  (1,829)        $   1,768
                                                                      =========         =========        =========         =========


                                                                  Three Months EndedJune 30,             Six Months EndedJune 30,
                                                                  --------------------------             ------------------------
                                                                     1999               1998              1999               1998
                                                                     ----               ----              ----               ----

Other Data:
EBITDA (2)                                                       $    1,406         $    4,677        $    3,765         $    8,017
                                                                 ==========         ==========        ==========         ==========
System Revenues (3)                                              $  159,350         $  156,920        $  306,748         $  296,981
                                                                 ==========         ==========        ==========         ==========
System employees (number at end of period)                           35,000             34,000            35,000             34,000
                                                                 ==========         ==========        ==========         ==========
System offices (number at end of period                                 172                178               172                178
                                                                 ==========         ==========        ==========         ==========

Net revenues:
Flexible industrial staffing (1)                                      49.9%              53.9%             49.2%              52.1%
PEO (1)                                                               46.9               43.1              47.8               45.1
Franchising                                                            1.7                1.4               1.6                1.2
Other                                                                  1.5                1.6               1.4                1.6
                                                                 ----------         ----------        ----------         ----------

Total net revenues                                                   100.0%             100.0%            100.0%             100.0%
                                                                 ==========         ==========        ==========         ==========

Gross profit                                                          14.3%              15.8%             14.4%              15.4%
Selling, general and administrative expenses                          14.7               13.6              14.4               13.5
                                                                 ----------         ----------        ----------         ----------

Operating (loss) income                                               (0.4)               2.2               0.0                1.9
Net interest and other expense                                         1.2                1.1               1.2                1.0
                                                                 ----------         ----------        ----------         ----------

(Loss) income before (benefit) provision for
     income taxes                                                     (1.6)               1.1              (1.2)               0.9
(Benefit) provision for income taxes                                  (0.7)               0.3              (0.5)               0.2
                                                                 ----------         ----------        ----------         ----------

Net (loss) income                                                     (0.9)%              0.8%             (0.7)%              0.7%
                                                                 ==========         ==========        ==========         ==========

-------------------

(1) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The
Company's   reportable  operating  segments  under  SFAS  No.  131  include  the
Industrial Staffing segment and the PEO segment. PEO revenues, as reported above, include certain industrial revenues that the Company believes are operationally consistent with the PEO business and operational model, but are not includable in the PEO segment due to the way the Company is organized. Following is a reconciliation of Flexible Industrial Staffing net revenues and the PEO net revenues, as shown above, to the revenues reported by the Company in accordance with the requirements of SFAS No. 131 - see Note 9 to the Company's Consolidated Financial Statements. The following amounts are presented in thousands:


                                                                          Three Months Ended                 Six Months Ended
                                                                          ------------------                 ----------------
                                                                                June 30,                           June 30,
                                                                                --------                           --------
                                                                          1999             1998             1999             1998
                                                                          ----             ----             ----             ----
Flexible Industrial Staffing revenues                                  $  71,625        $  72,699        $ 136,426        $ 133,331
Add: Industrial staffing client payrolling                                 8,230            5,531           16,525           11,037
                                                                       ---------        ---------        ---------        ---------
Industrial Staffing operating segment revenues                         $  79,855        $  78,230        $ 152,951        $ 144,368
                                                                       =========        =========        =========        =========

PEO Revenues                                                           $  67,287        $  58,050        $ 132,687        $ 115,363
Less: Industrial staffing client payrolling                               (8,230)          (5,531)         (16,525)         (11,037)
Less: PEO services to industrial staffing franchises                      (3,979)          (6,010)          (8,003)         (13,075)
                                                                       ---------        ---------        ---------        ---------
PEO operating segment revenues                                         $  55,079        $  46,509        $ 108,159        $  91,251
                                                                       =========        =========        =========        =========

Gross profit amounts and percentages discussed herein are calculated on a consistent basis with the revenues reported herein.

------------------------

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

------------------------

(3) System revenues are the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following amounts reported in thousands:


                                                                 Three Months Ended                          Six Months Ended
                                                                 ------------------                          ----------------
                                                                      June 30,                                   June 30,
                                                                      --------                                   --------
                                                              1999                 1998                 1999                 1998
                                                              ----                 ----                 ----                 ----
Company's Net Revenue                                      $ 143,454            $ 134,796            $ 277,568            $ 255,782
Less: Company revenues from:
     Franchise Royalties                                      (2,469)              (1,829)              (4,441)              (2,924)
     Services to Franchises                                   (3,979)              (6,010)              (8,003)             (13,075)
Add: Franchisee's net revenues                                22,344               29,963               41,624               57,198
                                                           ---------            ---------            ---------            ---------
System revenues                                            $ 159,350            $ 156,920            $ 306,748            $ 296,981
                                                           =========            =========            =========            =========


Three Months Ended June 30, 1999 as compared to the Three Months Ended June 30, 1998

Net Revenues. Net revenues increased $8.7 million, or 6.4%, to $143.5 million in the three months ended June 30, 1999 ("Q2 1999") from $134.8 million in the three months ended June 30, 1998 ("Q2 1998"). This increase resulted primarily from growth in PEO revenues in Q2 1999 of $9.2 million, or 15.9%, compared to Q2 1998 which is partially offset by the $1.1 million, or 1.5%, decrease in staffing revenues during the same periods. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of work-site employees at certain existing PEO clients. The decrease in staffing revenues was primarily due to high employee turnover and low sales in certain geographic markets where Company locations had not been operating consistently with the Company's strategy. Certain geographic markets recorded double digit growth, but those increases were more than offset by declines in other markets.

System revenues, which include franchise revenues not earned by or available to the Company, increased $2.4 million, or 1.5%, to $159.4 million in Q2 1999 from $156.9 million in Q2 1998. The increase in system revenues was attributable to the $8.7 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of June 30, 1999 increased $3.0 million, or 17.6%, in Q2 1999 as compared to Q2 1998, offset by a $10.6 million decrease in revenues for the same period resulting from other franchisees no longer operating. The result is a net decrease of franchise revenues of $7.6 million. The Company acquired and converted 17 franchise locations to Company-owned locations during 1998 and also allowed the early termination of franchise agreements in 1998 and 1999 attributable to another 18 locations to enable the Company to develop the related territories. At the time the Company agrees to terminate a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from the former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchisee or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, is reflected in total royalties reported by the Company.

Gross Profit. Gross profit (margin) decreased $0.7 million, or 3.3%, to $20.6 million in Q2 1999, from $21.3 million in Q2 1998. Gross profit as a percentage of net revenues decreased to 14.3% in Q2 1999 from 15.8% in Q2 1998. This decrease was primarily due to (i) decreased gross profit margin percent for the Company's staffing operations and (ii) the lower growth rate for staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In Q2 1999, PEO operations generated gross profit margins of 4.3% as compared to gross profit margins of 20.5% generated by staffing operations.

Margin percent for the Company's staffing operations decreased to 20.5% in Q2 1999 from 22.5% in Q2 1998. The decrease was primarily due to the impact of (i) fewer small contracts of a just-in-time nature or shorter duration for which the Company historically earned higher margins and (ii) the increased wages necessary to recruit staffing employees in areas of historically low unemployment. The Company anticipates stabilization or some improvement in margin by the end of 1999 as a result of refocusing sales efforts on just-in-time business in those locations where such business is more typical of the local market.

PEO gross profit margin percent increased to 4.3% in Q2 1999 from 4.0% in Q2 1998 primarily due to an increase in the volume of PEO services provided to industrial clients having higher gross profit margins than the more typical white-collar clients.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $2.7 million, or 14.8%, to $21.1 million in Q2 1999 from $18.4 million in Q2 1998. This increase was primarily a result of operating costs related to the 1998 Acquisitions, general wage increases, incentive payments at top performing locations, increased telecommunication costs for the new field operating system, increased professional fees, increased allowances for doubtful accounts, and increased costs associated with recruiting key management and service employees. Total direct operating costs associated with the 1998 Acquisition locations (for the portion of Q2 1999 for which there was no corresponding Q2 1998 activity) were $0.5 million in Q2 1999.

Net Interest and Other Expense. Net interest and other expense increased by $0.3 million, to $1.7 million in Q2 1999 from $1.4 million in Q2 1998. This increase was primarily due to a $0.3 million increase in interest expense, arising from
(i) an increase in total debt outstanding related to the purchases of the 1998 Acquisitions and (ii) financing costs related to increased accounts receivable arising from those acquisitions, partially offset by a decrease in the average interest rate as a result of the Securitization Facility.

Net (Loss) Income. Net (loss) income decreased by $2.3 million, to a $1.2 million loss in Q2 1999 from $1.1 million net income in Q2 1998. This decrease was primarily due to a $3.4 million reduction in operating income (resulting from the $2.7 million increase in SG&A and the $0.7 million decrease in gross profit) and a $0.3 million increase in interest expense, both discussed above, partially offset by a related $1.3 million decrease in income taxes.

Six Months Ended June 30, 1999 as compared to the Six Months Ended June 30, 1998

Net Revenues. Net revenues increased $21.8 million, or 8.5%, to $277.6 million in the six months ended June 30, 1999 ("YTD 1999") from $255.8 million in the six months ended June 30, 1998 ("YTD 1998"). This increase resulted primarily from PEO revenue growth of $17.3 million, or 15.0%, and growth in staffing revenues in YTD 1999 of $3.1 million, or 2.3%, compared to YTD 1998. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of work-site employees at certain existing PEO clients. The increase in staffing revenues was primarily due to the 1998 Acquisitions.

System revenues, which include franchise revenues not earned by or available to the Company, increased $9.8 million, or 3.3%, to $306.7 million in YTD 1999 from $297.0 million in YTD 1998. The increase in system revenues was attributable to the $21.8 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of June 30, 1999 increased $4.9 million, or 17.0%, YTD 1999 as compared to YTD 1998, offset by a $20.5 million decrease in revenues for the same period resulting from other franchisees no longer operating. The result is a net decrease of franchise revenues of $15.6 million. The Company acquired and converted 17 franchise locations to Company-owned locations during 1998 and also allowed the early termination of franchise agreements in 1998 and 1999 attributable to another 18 locations to enable the Company to develop the related territories.

Gross Profit. Gross profit (margin) increased $0.7 million, or 1.9%, to $40.0 million in YTD 1999, from $39.3 million in YTD 1998. Gross profit as a percentage of net revenues decreased to 14.4 % in YTD 1999 from 15.4% in YTD 1998. This decrease was primarily due to (i) decreased gross profit margin percent for the Company's staffing operations and (ii) the lower growth rate for staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In YTD 1999, PEO operations generated gross profit margins of 4.2% as compared to gross profit margins of 21.2% generated by staffing operations.

Margin percent for the Company's staffing operations decreased to 21.2% in YTD 1999 from 22.8% in YTD 1998. The decrease was primarily due to the impact of (i) fewer small contracts of a just-in-time nature or shorter duration for which the Company historically earned higher margins and (ii) the increased wages necessary to recruit staffing employees in areas of historically low unemployment. The Company anticipates some stabilization or improvement in margin by the end of 1999 as a result of refocusing sales efforts on just-in-time business in those locations where such business is more typical of the local market.

PEO gross profit margin percent increased to 4.2% in YTD 1999 from 4.0% in YTD 1998 primarily due to an increase in the volume of PEO services provided to industrial clients at higher gross profit margins than the more typical white collar clients.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $5.5 million, or 16.1%, to $40.0 million in YTD 1999 from $34.5 million in YTD 1998. This increase was primarily a result of operating costs related to the 1998 Acquisitions, general wage increases, incentive payments at top performing locations, increased telecommunication costs for the new field operating system, increased professional fees, increased allowances for doubtful accounts, and increased costs associated with recruiting key management and service employees. Total direct operating costs associated with the 1998 Acquisition locations (for the portion of YTD 1999 for which there was no corresponding YTD 1998 activity) were $3.1 million in YTD 1999.

Net Interest and Other Expense. Net interest and other expense increased by $0.8 million, to $3.3 million in YTD 1999 from $2.5 million in YTD 1998. This increase was primarily due to a $0.8 million increase in interest expense, arising from (i) an increase in total debt outstanding related to the purchases of the 1998 Acquisitions and (ii) financing costs related to increased accounts receivable arising from increased staffing revenues as discussed above, partially offset by a decrease in the average interest rate as a result of the Securitization Facility.

Net (Loss) Income. Net (loss) income decreased by $3.6 million, to a $1.8 million loss in YTD 1999 from $1.8 million net income in YTD 1998. This decrease was primarily due to a $4.8 million reduction in operating income (resulting from the $5.5 million increase in SG&A offset by the $0.7 million increase in gross profit) and a $0.8 million increase in interest expense, both discussed above, partially offset by a related $2.0 million decrease in income taxes.

ADDITIONAL OPERATING AND SEGMENT INFORMATION

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 differ from the operating information presented below, as explained in footnote 1 to the table in " Results of Operations" above. Gross profit amounts and percentages discussed below are also calculated on a consistent basis with the revenues reported below. See Note 9 to the Company's Consolidated Financial Statements.

Flexible Industrial Staffing:

Net revenues from the Company's staffing services increased $3.1 million, to $136.4 million for the six months ended June 30, 1999 from $133.3 million for the six months ended June 30, 1998, or an annualized growth rate of 2.3%. Staffing's share of the Company's total net revenues decreased to 49.2% for YTD 1999 from 52.1% for YTD 1998, reflecting a lower internal growth rate for staffing services as well as the Company's discontinuance of staffing acquisitions since October 1998. The Company expects this lower internal growth rate and the absence of acquisition activity to continue for the remainder of 1999. As a result, the Company expects industrial staffing's share of the Company's total net revenues to continue to decline throughout 1999, unless and until Synadyne, the PEO division, is sold.

Gross profit from the Company's staffing services decreased $1.5 million, to $28.9 million for YTD 1999 from $30.4 million for YTD 1998, or an annualized decrease of 4.9%. Consistent with the revenue trend discussed above, this represented a decreased share of the Company's total gross profit, to 72.3% for YTD 1999 from 77.3% for YTD 1998.

PEO:

Net revenues from the Company's PEO services increased $17.3 million, to $132.7 million for YTD 1999 from $115.4 million for YTD 1998, or an annualized growth rate of 15.0%. Due to a higher internal growth rate for PEO services as well as the Company's discontinuance of staffing acquisitions since October 1998, PEO revenues represented an increased share of the Company's total net revenues, to 47.8% for YTD 1999 from 45.1% for YTD 1998. The Company expects that PEO sales growth will continue at its present rate during most of 1999, although the Company may dispose of these operations before the end of the year. See "_General" above.

Approximately 17% of the Company's YTD 1999 PEO revenues were from services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999. In addition, the Company is aware of pending litigation against that corporate employer regarding its use of PEO services. The Company has not determined what impact, if any, that the ultimate result of these developments will have on its financial position or results of operations.

Gross profit from the Company's PEO services increased $0.9 million, to $5.5 million for YTD 1999 from $4.6 million for YTD 1998, or an annualized growth rate of 19.5%. This also represented an increased share of the Company's total gross profit, to 13.9% for YTD 1999 from 11.8% for YTD 1998.

Franchising:

Net revenues from the Company's franchising operations increased $1.5 million, to $4.4 million for YTD 1999 from $2.9 million for YTD 1998, or an annualized growth rate of 51.9%. Franchising operations represented an increased share of the Company's total net revenues, to 1.6% in YTD 1999 from 1.2% for YTD 1998, reflecting buyout payments received in 1999 from former franchisees. The Company allowed the early termination (buyout) of certain franchise agreements in 1998 and 1999, attributable to 18 locations, to enable the Company to develop the related territories. Due to the reduced number of remaining franchises, the Company does not anticipate buyout payments in the future to be of the magnitude recorded in YTD 1999, although the Company expects to continue to convert select franchise locations to Company-owned locations after 1999 and to allow terminations of franchise agreements in key markets that the Company believes it can develop further. Such acquisitions and terminations will be subject to the Company's ability to negotiate them on acceptable terms. The Company also expects to continue to sell new franchises in smaller, less populated geographic areas, and to sell franchise rights to certain existing Company-owned locations that the Company believes are not sufficiently profitable or no longer fit in its clustering market strategy, that the Company fees are not sufficiently profitable or no longer fit in its clustering market strategy. See "__General" above. Franchise sales will be subject to, among other factors, the success of the Company's marketing efforts in this regard.

Gross profit from the Company's franchising operations increased $1.5 million, to $4.4 million for YTD 1999 from $2.9 million for YTD 1998, or an annualized growth rate of 51.9%. Consistent with the revenue trend discussed above, this area represented an increased share of the Company's total gross profit, to 11.1% for YTD 1999 from 7.4% for YTD 1998.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Other Financing

The Company's primary sources of funds for working capital and other needs are a $29.9 million credit line with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Credit Facility") and a $50.0 million accounts receivable securitization facility with a BankBoston affiliate.

Effective July 27, 1998, the Company entered into a five year financing arrangement under which it can sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which uses the receivables to secure A-1 rated commercial paper (the "Securitization Facility"). Under this arrangement, the Company receives cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which are adjusted on a monthly basis based on collection experience and other defined factors. There is no recourse to the Company for the initial funds received. Amounts collected in excess of the reserves are retained by the Company. The Company's cost for this arrangement is classified as interest expense and is based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn is determined by prevailing interest rates in the commercial paper market and was approximately 5.15% as of June 30, 1999. As of June 30, 1999, a $42.4 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which amount is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

The Securitization Facility contains certain minimum default, delinquency and dilution ratios with respect to the Company's receivables and requires bank liquidity commitments ("Liquidity Facility") totaling no less than $51.0 million. A default under the Securitization Facility constitutes a default under the Revolving Credit Facility. The Liquidity Facility has been provided by the syndicate of lenders that participate in the Revolving Credit Facility for a one year term originally expiring July 26, 1999 at 0.375% per annum, which term has currently been extended to September 27, 1999, pending completion of an extension to December 31, 1999 that the Company and the syndicate are currently negotiating. Eagle may draw against the Liquidity Facility to fund cash shortfalls caused by an inability for any reason to issue commercial paper based on the Company's receivables. There is no recourse to the Company for amounts drawn under the Liquidity Facility, although such amounts would be repaid from and to the extent receivables sold by the Company were collected. Amounts drawn under the Liquidity Facility bear interest at the same rates incurred under the Revolving Credit Facility.

Concurrent with the completion of the Securitization Facility, the Revolving Credit Facility was amended, primarily to reduce the maximum amount available for borrowing from $85.0 million to $34.0 million and to extend the remaining term of the Revolving Credit Facility to five years from the date of that amendment. In conjunction with the extension of the Liquidity Facility discussed above, the amount currently available under the Revolving Credit Facility has been reduced to $29.9 million. As discussed below, the remaining term for this facility is expected to be substantially reduced. Outstanding amounts under the Revolving Credit Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of Common Stock of each of its subsidiaries. Amounts borrowed under the Revolving Credit Facility bear interest at the Eurodollar rate (prior to June 30, 1999 only, at the Company's option) or BankBoston's base rate plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Credit Facility). As of June 30, 1999, the Company had outstanding borrowings under the Revolving  Credit  Facility of $18.2 million,  bearing  interest at an annualized rate of 7.75%. The Revolving Credit Facility contains certain affirmative and negative covenants relating to the Company's operations, certain of which were amended in February 1999 in order to provide additional flexibility to the Company as well as to enable it to be in compliance with such covenants as of December 31, 1998 and March 31,1999. These covenant modifications also resulted in a 0.5% per annum increase in the bank margin component of the interest rate charged thereunder, which was offset by a 0.6% per annum decrease in the Eurodollar base rate during the first six months of 1999.

In addition to the related changes made in the Revolving Credit Facility as discussed above, subsequent to June 30, 1999, the bank syndicate did not allow the Company to utilize Euro rate based borrowings under the Revolving Credit Facility, which resulted in an effective increase in the Company's borrowing rate under that facility of approximately 0.8% per annum. In addition, the lenders syndicate placed restrictions on the issuance or renewal of letters of credit.

As discussed in Note 4 to the Company's Consolidated Financial Statements, the Company was not in compliance with the financial covenants included in its Revolving Credit Facility as of June 30, 1999, although the lenders syndicate has waived such non-compliance through August 31, 1999. The Company does not expect to be in compliance with those covenants in the foreseeable future and is currently negotiating with the lenders syndicate to revise the covenants to enable the Company's compliance, although this revision will also shorten the facilities termination date to December 31, 1999. The Company anticipates the negotiations will be completed successfully, however there can be no assurance that the covenants will be revised. In the event the covenants are not revised or waivers are required, but are not granted, the Company could experience liquidity problems depending on the ability and willingness of the lenders syndicate to continue lending to the Company, and the availability and cost of financing from other sources. The Company has already begun the process of identifying and evaluating alternative financing sources. Accordingly, the Revolving Credit Facility has been classified as current on the Company's Consolidated Balance Sheet as of June 30, 1999.

In February 1998, the Company entered into a five year notional $42.5 million interest rate collar agreement with Bank Boston, N.A., whereby the Company receives interest on that notional amount to the extent 30 day LIBOR exceeds 6.25% per annum, and pays interest on that amount to the extent 30 day LIBOR is less than 5.43% per annum. This derivative financial instrument was being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its Revolving Credit Facility and its Securitization Facility, and was not held or issued for trading purposes. Effective June 30, 1999, the Company terminated the interest rate collar agreement with BankBoston, N.A. which resulted in proceeds of $250,000.

In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, during 1999 the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its subordinated acquisition notes payable. As of August 12, 1999 the Company had not made all of the scheduled payments due and first became in default of this debt having a total principal outstanding of $9.4 million. Due to the subordinated status and other terms of the debt, the payees are unable to take collection actions against the Company for at least six months. Acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from only four of sixteen payees as of August 16, 1999. See Notes 4 and 6 to the Company's Consolidated Financial Statements.

As of June 30, 1999, the Company had (i) bank standby letters of credit outstanding in the aggregate amount of $8.4 million under a letter of credit facility (which is part of the Revolving Credit Facility) to secure certain workers' compensation obligations already recorded as a liability on the Company's balance sheet; (ii) $9.4 million of promissory notes outstanding in connection with certain acquisitions, primarily bearing interest at imputed rates from 8.5% to 12.0% per annum and payable during the next two years, and subordinated to the repayment of the Revolving Credit Facility; (iii) obligations under capital leases for property and equipment in the aggregate amount of $3.4 million; and (iv) obligations under mortgages totaling $4.2 million.

Historical Summary of Cash Flows

The Company's principal uses of cash are for wages and related payments to temporary and PEO employees, operating costs, acquisitions, capital expenditures and repayment of debt and interest thereon. For YTD 1999, cash used by operations was approximately $0.4 million, compared to $7.8 million provided in YTD 1998. Cash provided by investing activities during YTD 1999 was approximately $0.7 million, compared to $28.4 million used in YTD 1998, primarily expenditures of $26.9 million for acquisitions (primarily intangible assets). Cash used in financing activities during YTD 1999 was approximately $3.3 million, comprised primarily of a $2.8 million net repayment of the Revolving Credit Facility and $2.6 million of repayments of long term debt, offset by a $1.8 million increase in the Company's liability for outstanding payroll checks (in excess of the funded bank balances). Cash provided by financing activities during YTD 1998 was approximately $20.9 million, primarily $20.7 million from borrowings under the Revolving Credit Facility.

Workers' Compensation

Prior to 1999, the Company secured its workers' compensation obligations by the issuance of bank standby letters of credit to its insurance carriers, minimizing the required current cash outflow for such items. In 1999, the Company selected a pre-funded deductible program whereby expected claims expenses are funded in advance in exchange for reductions in administrative costs. The required advance funding is provided through either cash flows from operations or additional borrowings under the Revolving Credit Facility. This new arrangement could adversely affect the Company's ability to meet certain financial covenants, although the Company was successful in reducing the letter of credit outstanding as of December 31, 1998 by $2.0 million in April 1999 and another $2.0 million in August 1999 based on corresponding payments made in previous months to the Company's insurance carrier which reduced the accrued liability supported by the letter of credit.

In July 1999, the Company renegotiated the schedule of payments due under the pre-funded deductible program, in order to improve its liquidity. Although the $13.3 million total of the 1999 payments was unchanged from the original agreement, the originally scheduled May and June payments were deferred and incorporated into revised monthly payments for the remainder of the year. The revised schedule calls for 21% of the annual total to be paid in the third quarter and 49% of the annual total to be paid in the fourth quarter.

Accounts Receivable

The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 45 to 60 days from the presentation date of the invoice. Beginning in the fourth quarter of 1998, the Company experienced an increase in the percentage of its staffing accounts receivable that are past due. As a result, the Company has taken several actions including, among other things, increasing the number of employees focusing on accounts receivable issues and establishing employee compensation plans based on satisfactory collections, which it believes will satisfactorily address this issue so that there is no adverse long-term impact to the Company. As new staffing offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash to fund operations. The Company pays its PEO employees on a weekly, bi-weekly, semi-monthly or monthly basis for their services, and currently receives payments on a simultaneous basis from approximately 80% (based on revenues) of its existing customers, with the remainder paying on average 30 to 45 days from the presentation date of the invoice.

Capital Expenditures

One of the key elements of the Company's growth strategy in 1997 and 1998 had been expansion through acquisitions, which require significant sources of financing. The Company has decided not to complete further acquisitions until its internal revenue growth rate and the resulting operating performance of its existing locations improve. The financing sources for its acquisitions had been cash from operations, seller financing, bank financing and issuances of the Company's Common Stock. The Company's acquisitions were primarily in the industrial staffing area, and, if and when it resumes acquisition activity, the Company expects this trend to continue, consistent with a primary objective of the current Restructuring, which is to focus the Company's operations within the industrial staffing area.

The Company anticipates spending up to $2.0 million during the next twelve months to improve its management information and operating systems, upgrade existing locations and other capital expenditures including, but not limited to, opening new staffing locations. This amount does not include expenditures for goodwill or other intangible assets arising from previous acquisitions, which the Company does not expect to be significant during that period.

Future Liquidity

The Company has announced several recent actions that are expected to improve the Company's liquidity, both immediately and over a longer period of time, including the divestiture of certain Company operations and reduction of its workforce (see " General" above and Note 10 the Company's Consolidated Financial Statements). Although there can be no assurances, the Company expects that the current lenders syndicate will extend adequate financing through December 31, 1999 to meet the Company's needs, based on this planned restructuring of Company operations. The Company believes that it will need to find alternative funding sources after that date and is identifying and evaluating those alternatives.

The Company believes that funds provided by operations, including sales of accounts receivable under the Securitization Facility (or replacement financing), plus borrowings under the Revolving Credit Facility (or replacement financing) and current cash balances will be sufficient to meet its presently anticipated needs for working capital and capital expenditures, not including new acquisitions, for the next twelve months. Significant new acquisitions, which the Company does not expect to pursue during the next twelve months, would require expanded or new borrowing facilities, issuance of Common Stock and/or additional debt or equity offerings. There can be no assurance that additional capital will be available to the Company on acceptable terms.


ACQUISITIONS

From 1995 to 1998, the Company made 34 staffing acquisitions including 65 offices and approximately $180.0 million in revenues for the twelve months preceding each acquisition. These acquisitions have resulted in a significant increase in goodwill and other intangible assets and correspondingly have resulted and will continue to result in increased amortization expense. In addition, the amount of these intangible assets as a percentage of the Company's total assets and shareholders' equity has increased significantly. While the net unamortized balance of intangible assets as of June 30, 1999 is not considered to be impaired, any future determination requiring the write-off of a significant portion of unamortized intangible assets including any write-offs which might be included in the anticipated charge for restructuring in the third quarter of 1999 (see Note 10 to the Company's Consolidated Financial Statements) could have a material adverse effect on the Company's financial condition and results of operations. As of August 9, 1999, no acquisitions were made during 1999 and it is not anticipated that any acquisitions will be made in the next twelve months.

SEASONALITY

The Company's quarterly results of operations reflect the seasonality of higher customer demand for industrial staffing services in the last two quarters of the year, as compared to the first two quarters. In 1998, the seasonal increase in industrial staffing revenue was lower than that experienced in prior years, which the Company attributes to slower economic activity in U.S. manufacturing and distribution. The Company believes there is evidence that this sector has begun to improve in 1999, although there can be no assurance that this trend exists or will continue.

Though there is a seasonal reduction of industrial staffing revenues in the first two quarters of a year as compared to the third and fourth quarters of the prior year, the Company does not reduce the related core personnel and other operating expenses proportionally. The related core personnel and other operating expenses are not reduced because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as industrial staffing revenues although the net income contribution of PEO revenues expressed as a percentage of sales is significantly lower than the net income contribution of industrial staffing revenues. As a result of the above factors, the Company historically experiences operating income in the first two quarters of a year that is significantly less than (i) the third and fourth quarters of the preceding year and (ii) the subsequent quarters of the same year.

INFLATION

The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Throughout the periods discussed above, the increases in revenues have resulted primarily from higher volumes, rather than price increases.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company intends to implement SFAS No. 133 in its consolidated financial statements as of and for the three months ended March 31, 2001, although it has not determined the effects, if any, that implementation will have. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

The Company's State of Readiness:

The Company has implemented a Y2K readiness program with the objective of having all of the Company's significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of the Company's readiness program was to identify the internal Information Systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete. All operating divisions have identified the Information Systems that may require remediation or replacement and have established priorities for repair or replacement. Those Information Systems considered most critical to continuing operations have been given the highest priority. The second component of the Y2K readiness program involves the actual remediation and replacement of Information Systems. The Company is using both internal and external resources to complete this process. Information Systems ranked highest in priority, such as the corporate accounting and billing software, have either been remediated or replaced or scheduled for remediation or replacement. The remediation and replacement of internal Information Systems, including the final testing and certification for Y2K readiness, was recently completed. This does not include the Information Systems utilized in franchise locations, which the Company anticipates will be Year 2000 Compliant no later than September 30, 1999. The Company has retained a consulting firm to perform a third party review of its software programs which will be completed by September 30, 1999. The Company expects that the final phase of remediation for its desktop-related hardware will be finished by October 31, 1999.

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

Contingency Plans:

While the Company continues to focus on solutions for Y2K issues, and expects to be Y2K compliant in a timely manner, the Company, concurrently with the Y2K readiness measures described above, has established a Y2K project team whose mission is to develop contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. The Company's Y2K project team, consisting of personnel from management, information systems/technology and legal areas, is in the process of developing such plans and the cost estimates to implement them. Contingency plans may include purchasing or developing alternative software programs, the purchase of computer hardware and peripheral equipment, and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. The Y2K project team expects to conclude the development of these contingency plans by September 30, 1999.

Y2K Costs:

The Company's management estimates that the total cost to the Company of its Y2K compliance activities will not exceed $200,000, which is not considered material to the Company's business, results of operations or financial condition. The costs and time necessary to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors; however, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates.

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


FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS


Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q are forward looking statements, including, but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, the Restructuring and related actions, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability and cost of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the Company's ability to resolve the Year 2000 issue and the related costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and rends identify forward looking statements. Such forward-looking statements involve known and unknown risks and are also based upon assumptions of future events, which may not prove to be accurate. Therefore, actual results may differ materially from any future results expressed or implied in the forward-looking statements. These known and unknown risks and uncertainties, include, but are not limited to changes in U.S. economic conditions, particularly in the manufacturing sector; the Company's dependence on regulatory approvals; its future cash flows, sales, gross margins and operating costs; the effect of changing market and other conditions in the staffing industry; the ability of the Company to continue to grow; legal proceedings, including those related to the actions of the Company's temporary or leased employees; the availability and cost of financing; the ability to maintain existing banking relationships; the Company's ability to raise capital in the public equity markets; the availability of capital for additional acquisitions and the Company's ability to identify suitable acquisition candidates and to successfully negotiate and complete those acquisitions on favorable terms; the ability to successfully integrate past and future acquisitions into the Company's operations; the recoverability of the recorded value of goodwill and other intangible assets arising from past and future acquisitions; the general level of economic activity and unemployment in the Company's markets, specifically within the construction, manufacturing, distribution and other light industrial trades; increased price competition; changes in government regulations or interpretations thereof, particularly those related to employment; the continued availability of qualified temporary personnel; the financial condition of the Company's clients and their demand for the Company's services (which in turn may be affected by the effects of, and changes in, U.S. and worldwide economic conditions); collection of accounts receivable; the Company's ability to retain large clients; the Company's ability to recruit, motivate and retain key management personnel; the costs of complying with government regulations (including occupational safety and health provisions, wage and hour and minimum wage laws and workers' compensation and unemployment insurance laws) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations; volatility in the workers' compensation, liability and other insurance markets; inclement weather; interruption, impairment or loss of data integrity or malfunction of information processing systems; changes in government regulations or interpretations thereof, particularly those related to PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

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

Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-69125), including the "Risk Factors" section thereof, filed with the Securities and Exchange Commission on December 17, 1998, and declared effective on January 6, 1999.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In seeking to minimize the risks and/or costs associated with its borrowing activities, the Company had entered into a derivative financial instrument transaction to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. This financial instrument was terminated on June 30, 1999, resulting in a gain that will be deferred and amortized into income over the life of the financial transactions previously being hedged by that instrument - See Note 4 to the Company's Consolidated Financial Statements for additional information. This hedge did not result in a material change in the Company's recorded interest expense while it was in effect.

Accordingly, there has been no material change in the Company's assessment of its sensitivity to market risk as of June 30, 1999, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

As part of recent changes made to the Revolving Credit Facility (See Note 4 to the Company's Consolidated Financial Statements), subsequent to June 30, 1999 the lenders syndicate did not allow the Company to choose Euro rate borrowings, which resulted in an effective increase in the Company's borrowing rate under that facility of approximately 0.8% per annum.

PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 4 to the Company's Consolidated Financial Statements, the Company was not in compliance with the financial covenants included in its Revolving Credit Facility as of June 30, 1999, although the lenders syndicate has temporarily (through August 31, 1999) waived such non-compliance. In addition, the Liquidity Facility required by the terms of the Securitization Facility expired on July 27, 1999, although it has also been temporarily extended  through  September  27,  1999.  The  Company  does not expect to be in compliance with those covenants in the foreseeable future and is currently negotiating with the lenders syndicate to revise the covenants to enable the Company's compliance although this will also shorten the facility's termination date to December 31, 1999. Although the Company anticipates successful completion of these negotiations, there can be no assurance that the covenants will be revised or the Liquidity Facility will be extended. In the event the covenants are not revised, the Liquidity Facility is not extended, or waivers are required, but are not granted, the Company could experience liquidity problems depending on the ability and willingness of the lenders syndicate to continue lending to the Company, and the availability and cost of financing from other sources. The Company is identifying and evaluating alternative financing sources. Accordingly, the Revolving Credit Facility has been classified as current on the Company's Consolidated Balance Sheet as of June 30, 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company (the "Meeting") was held on May 14, 1999. The Company solicited proxies for the Meeting and there was no solicitation in opposition to management's nominees for directors. At the Meeting, the shareholders voted:

(1a) To elect director Jay D. Seid for a three-year term:

              Votes For                              7,274,847
              Votes Against                            362,775
              Votes Abstained                             --
              Votes Withheld                              --

(1b) To elect director Richard J. Williams for a three-year term:

              Votes For                              7,274,297
              Votes Against                            363,325
              Votes Abstained                             --
              Votes Withheld                              --

The names of the directors whose term of office continued after the Meeting are Paul M. Burrell, Scott R. Francis, Robert A. Lefcort, Dr. Lawrence Chimerine and David S. Hershberg.

        (2) To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999:

              Votes For                              7,625,757
              Votes Against                              3,400
              Votes Abstained                            8,465
              Votes Withheld                                 0


        (3) To approve an amendment to the Company's Stock Option Plan, which amendment increases the total number of shares of common stock reserved for issuance to 2,000,000.

              Votes For                              5,347,229
              Votes Against                            634,592
              Votes Abstained                            6,100
              Votes Withheld                         1,649,701

ITEM 5 - OTHER INFORMATION

Effective August 2, 1999, J.G. (Pete) Ball, a principal of Crossroads Capital Partners, LLC, agreed to serve in the newly created position of interim chief operating officer of the Company and President of the Tandem division during the restructuring process. Mr. Ball will work with the Board of Directors and senior management to ensure the Company's new business plan, as a result of the restructuring, is implemented. See Note 5 to the Company's Consolidated Financial Statements.

Effective August 5, 1999, Ronald Blain resigned his position as Tandem's chief operating officer. The Company has contracted with an executive search firm to identify a new President and CEO of Tandem.

Effective August 4, 1999, Carolyn Noonan joined the Company as Controller and Chief Accounting Officer, and Robert Tomlinson, formerly Chief Accounting Officer, was appointed as the Company's Treasurer.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

NUMBER   DESCRIPTION

3.1      Amended and Restated Articles of Incorporation of the Company (1)
3.2      Amended and Restated Bylaws of the Company (2)
4.3      Shareholder Protection Rights Agreement (2)
4.6 Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership (3)
4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P. (3)
4.8 Warrant Dated February 21, 1997 Issued to State Street bank and Trust Company of Connecticut, N.A., as Escrow Agent (3)
10.16 Employment Agreement between Carolyn Noonan and the Company dated as of July 22, 1999.
10.19 Third Amended and Restated Credit Agreement among OutSource International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston, Connecticut, as agent - Revolving Credit Facility dated as of July 27, 1998. (4)
10.34 Receivables Purchase and Sale Agreement dated July 27, 1998 among OutSource International, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., and OutSource International of America, Inc., each as an originator, and OutSource Funding Corporation, as the buyer, and OutSource International, Inc., as the servicer. (4)
10.35 Receivables Purchase Agreement dated July 27, 1998 among OutSource Funding Corporation, as the seller, and EagleFunding Capital Corporation, as the purchaser, and BancBoston Securities, Inc., as the deal agent and OutSource International, Inc., as the servicer (4)
10.36 Intercreditor Agreement dated July 27, 1998 by and among BankBoston, N.A., as lender agent; OutSource Funding Corporation, OutSource International, Inc., OutSource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and OutSource International of America, Inc., as originators; OutSource International, in its separate capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent.
         (4)
10.50 First Amendment to Third Amended and Restated Credit Agreement among OutSource International, Inc., each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of February 22, 1999. (5)
10.51 Temporary Waiver and Second Amendment to Third Amended and Restated Credit Agreement among OutSource International, Inc., its subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of June 30, 1999.
10.53 Third Temporary Waiver to Third Amended and Restated Credit Agreement among OutSource International, Inc., its subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of August 5, 1999.
10.90    Engagement Letter between OutSource International, Inc. and
         Crossroads Capital Partners LLC, dated as of May 7, 1999 and three addenda dated June 18, July 1 and August 2, 1999.
10.91 Finder Services Agreement between OutSource International, Inc. and Crossroads Capital Partners LLC, dated as of June 30, 1999.
27       Financial Data Schedule

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997.
(2) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997.
(3) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997.
(4) Incorporated by reference to the exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998.
(5) Incorporated by reference to the exhibits to the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.
--------------------------------------------------------------------------------

(b) Reports on Form 8 - K:

 No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OUTSOURCE INTERNATIONAL, INC.


Date: August 16, 1999                           By:   /s/  Paul M. Burrell
                                                      ---------------------------------------
                                                      Paul M. Burrell
                                                      President, Chief Executive Officer and
                                                      Chairman of the Board of Directors


Date: August 16, 1999                           By:   /s/  Scott R. Francis
                                                      ---------------------------------------
                                                      Scott R. Francis
                                                      Chief Financial Officer
                                                      (Principal Financial Officer)


Date: August 16, 1999                           By:   /s/  Robert E. Tomlinson
                                                      ---------------------------------------
                                                      Robert E. Tomlinson
                                                      Treasurer



        EXHIBIT INDEX


Exhibit No.                     Description


10.16 Employment Agreement between Carolyn Noonan and the Company dated as of July 22, 1999.
10.51 Temporary Waiver and Second Amendment to Third Amended and Restated Credit Agreement among OutSource International, Inc., its subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of June 30, 1999.
10.53 Third Temporary Waiver to Third Amended and Restated Credit Agreement among OutSource International, Inc., its subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of August 5, 1999.
10.90 Engagement Letter between OutSource International, Inc. and Crossroads Capital Partners LLC, dated as of May 7, 1999 and three addenda dated June 18, July 1 and August 2, 1999.
10.91 Finder Services Agreement between OutSource International, Inc. and Crossroads Capital Partners LLC, dated as of June 30, 1999.
27       Financial Data Schedule