Form 10-Q
period 1999-09-30
OUTSOURCE INTERNATIONAL INC
filed 1999-11-15
CIK 1013316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                        Commission file number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             FLORIDA                                      65-0675628
             -------                                      ----------
 (State or Other Jurisdiction of                      (I.R.S.   Employer
  Incorporation or Organization)                      IdentificationNo.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                       Outstanding at November 8, 1999
                  -----                       -------------------------------
Common Stock, par value $.001 per share                   8,657,913


                                           OUTSOURCE INTERNATIONAL, INC.
                                                 TABLE OF CONTENTS


                                          PART I - FINANCIAL INFORMATION


                                                                                                         Page
                                                                                                         ----

         Item 1 - Financial Statements

           Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..................    2

           Consolidated Statements of Income for the three months
           ended September 30, 1999 and 1998...........................................................    3

           Consolidated Statements of Income for the nine months
           ended September 30, 1999 and 1998...........................................................    4

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998...........................................................    5

           Notes to Consolidated Financial Statements..................................................    6

         Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................................   22

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........................   39


                                            PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................................................................   40

         Item 3 - Defaults Upon Senior Securities......................................................   40

         Item 5 - Other Information....................................................................   40

         Item 6 - Exhibits and Reports on Form 8-K.....................................................   40

         Signatures....................................................................................   43




         TANDEM  (R),   SYNADYNE  (R)  and  OFFICE  OURS  (R)  are  registered   trademarks  of  Outsource
         International, Inc. and its subsidiaries.

                                       1

         PART I: FINANCIAL INFORMATION
         Item 1: Financial Statements
         ----------------------------

                                  OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                              (AMOUNTS IN THOUSANDS)

         ASSETS                                                                     SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                                    ------------------    -----------------
                                                                                      (UNAUDITED)
         Current Assets:
              Cash.................................................................     $    1,226          $    5,501
              Trade accounts receivable, net of allowance for doubtful accounts of
                  $5,488 and $1,924................................................         14,004              12,946
              Funding advances to franchises.......................................            147                 441
              Assets held for disposition..........................................          8,392                  --
              Deferred income taxes and other current assets.......................         13,465               7,795
                                                                                        ----------          ----------

                  Total current assets.............................................         37,234              26,683

              Property and equipment, net..........................................          9,968              17,628
              Goodwill and other intangible assets, net............................         54,175              64,262
              Other assets.........................................................          2,782               3,429
                                                                                        ----------          ----------

                  Total assets.....................................................     $  104,159          $  112,002
                                                                                        ==========          ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Current Liabilities:
              Accounts Payable.....................................................     $    5,599          $    5,217
              Accrued expenses:
                  Payroll..........................................................         11,024               4,322
                  Payroll taxes....................................................          4,751               4,067
                  Workers' compensation and insurance..............................          7,461              10,659
                  Other............................................................          3,468               2,482
              Reserve for restructuring charges....................................          1,227                  --
              Other current liabilities............................................          1,059               1,312
              Current maturities of long-term debt to related parties..............          1,195                 541
              Current maturities of other long-term debt...........................         13,286               6,782
              Revolving credit facility............................................         17,814                  --
                                                                                        ----------          ----------

                  Total current liabilities........................................         66,884              35,382

         Non-Current Liabilities:
              Revolving credit facility............................................             --              20,980
              Long-term debt to related parties, less current maturities...........             --                 745
              Other long-term debt, less current maturities........................          2,587               9,257
              Other non-current liabilities........................................            250               1,050
                                                                                        ----------          ----------

                  Total liabilities................................................         69,721              67,414
                                                                                        ----------          ----------

         Commitments and Contingencies (Notes 4 and 6)

         Shareholders' Equity:
              Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares
                  issued or outstanding............................................             --                  --
              Common stock, $.001 par value; 100,000,000 shares authorized; 8,657,913
                  issued and outstanding...........................................              9                   9
              Additional paid-in capital...........................................         53,546              53,546
              Accumulated deficit..................................................        (19,117)            (8,967)
                                                                                        ----------          ---------

                  Total shareholders' equity.......................................         34,438              44,588
                                                                                        ----------          ----------


                  Total liabilities and shareholders' equity.......................     $  104,159          $  112,002
                                                                                        ==========          ==========


          See accompanying notes to consolidated financial statements.


                                  OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                    (UNAUDITED)

                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                        1999            1998

         Net revenues.....................................................           $  159,124      $  153,416
         Cost of revenues.................................................              138,069         130,649
                                                                                     ----------      ----------

              Gross profit................................................               21,055          22,767
                                                                                     ----------      ----------

         Selling, general and administrative expenses:
              Amortization of intangible assets...........................                1,013             978
              Provision for doubtful accounts.............................                3,238             352
              Other selling, general and administrative...................               21,257          17,824
                                                                                     ----------      ----------

              Total selling, general and administrative expenses..........               25,508          19,154
                                                                                     ----------      ----------

         Restructuring and impairment charges:
              Restructuring...............................................                5,104              --
              Reserve for impairment of goodwill and other long-lived assets              2,450              --
                                                                                     ----------      ----------

              Total restructuring and impairment charges..................                7,554              --
                                                                                     ----------      ----------

              Operating (loss) income.....................................              (12,007)          3,613
                                                                                     ----------      ----------

         Other expense (income):
              Interest expense (net)......................................                1,853           1,591
              Disposition of assets and other income (net)................                 (541)             55
                                                                                     ----------      ----------

              Total other expense (income)................................                1,312           1,646
                                                                                     ----------      ----------

         (Loss) income before (benefit) provision for income taxes                      (13,319)          1,967

         (Benefit) provision for income taxes.............................               (4,999)            455
                                                                                     ----------      ----------


         Net (loss) income................................................           $   (8,320)     $    1,512
                                                                                     ==========      ==========


         Weighted average common shares outstanding:

              Basic.......................................................            8,657,913       8,657,913
                                                                                     ==========      ==========
              Diluted.....................................................            8,657,913       9,864,592
                                                                                     ==========      ==========


         (Loss) earnings per share:

              Basic.......................................................           $   (0.96)      $     0.17
                                                                                     =========       ==========
              Diluted.....................................................           $   (0.96)      $     0.15
                                                                                     =========       ==========





          See accompanying notes to consolidated financial statements.




                                  OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                    (UNAUDITED)

                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                        1999            1998

         Net revenues.....................................................           $  436,692      $  409,198
         Cost of revenues.................................................              375,592         347,117
                                                                                     ----------      ----------

            Gross profit..................................................               61,100          62,081
                                                                                     ----------      ----------

         Selling, general and administrative expenses:
              Amortization of intangible assets...........................                2,871           2,700
              Provision for doubtful accounts.............................                4,329             902
              Other selling, general and administrative...................               58,348          50,038
                                                                                     ----------      ----------

              Total selling, general and administrative expenses..........               65,548          53,640
                                                                                     ----------      ----------

         Restructuring and impairment charges:
              Restructuring...............................................                5,104              --
              Reserve for impairment of goodwill and other long-lived assets              2,450              --
                                                                                     ----------      ----------

              Total restructuring and impairment charges..................                7,554              --
                                                                                     ----------      ----------

              Operating (loss) income.....................................              (12,002)          8,441
                                                                                     ----------      ----------

         Other expense (income):
              Interest expense (net)......................................                5,136           4,108
              Disposition of assets and other income (net)................                 (605)             17
                                                                                     ----------      ----------

              Total other expense (income)................................                4,531           4,125
                                                                                     ----------      ----------

         (Loss) income before (benefit) provision for income taxes                      (16,533)          4,316

         (Benefit) provision for income taxes.............................               (6,384)          1,036
                                                                                     ----------      ----------


         Net (loss) income................................................           $  (10,149)     $    3,280
                                                                                     ==========      ==========


         Weighted average common shares outstanding:

              Basic.......................................................            8,657,913       8,584,836
                                                                                     ==========      ==========
              Diluted.....................................................            8,657,913       9,960,013
                                                                                     ==========      ==========


         (Loss) earnings per share:

              Basic.......................................................           $   (1.17)      $     0.38
                                                                                     =========       ==========
              Diluted.....................................................           $   (1.17)      $     0.33
                                                                                     =========       ==========





          See accompanying notes to consolidated financial statements.
                                       4



                                   OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                    (UNAUDITED)
                                              (AMOUNTS IN THOUSANDS)
                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                                1999         1998
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income................................................................   $ (10,149)      $  3,280
          Adjustments to reconcile net (loss) income to net cash provided by operating activities:
              Depreciation and amortization...............................................       5,548          4,923
              Reserve for impairment of goodwill and other long-lived assets .............       2,450             --
              Write-down of assets held for disposition ..................................       2,547             --
              Deferred income taxes.......................................................      (5,018)           129
              Notes received from franchises..............................................        (107)            --
              (Gain) loss on asset sales as part of Restructuring and related matters.....        (472)            --
                                                                                             ----------      --------
                                                                                                (5,201)         8,332
              Changes in assets and liabilities (excluding effects of
              acquisitions and dispositions):
              (Increase) decrease in:
                  Trade accounts receivable...............................................      (1,375)        33,328
                  Prepaid expenses and other current assets...............................      (1,098)          (831)
                  Other assets............................................................         343             14
              Increase (decrease) in:
                  Accounts payable........................................................         745           (476)
                  Accrued expenses:
                    Payroll...............................................................       6,702          3,171
                    Payroll taxes.........................................................         684            979
                    Workers' compensation and insurance...................................      (3,198)         1,157
                    Other.................................................................       2,358            889
                  Other current liabilities...............................................          53            432
                                                                                             ---------       --------

              Net cash provided by operating activities...................................          13         46,995
                                                                                             ---------       --------

         CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from asset sales as part of Restructuring and related matters ..........       1,965             --
         Proceeds from property and equipment sales.......................................       1,600             --
         Funding repayments from franchises, net..........................................         295          1,086
         Property and equipment expenditures..............................................      (1,368)        (3,846)
         Expenditures for acquisitions....................................................         (40)       (27,842)
                                                                                             ---------        -------

              Net cash provided by (used in) investing activities.........................       2,452        (30,602)
                                                                                             ---------        -------

         CASH FLOWS FROM FINANCING ACTIVITIES:

         (Decrease) increase in excess of outstanding checks over bank balance,
           included in accounts payable...................................................        (363)         3,353
         Repayments under revolving credit facility.......................................      (3,165)       (13,965)
         Proceeds from interest collar termination........................................         250             --
         Related party debt repayments....................................................        (131)          (355)
         Repayment of other long-term debt................................................      (3,331)        (3,141)
         Payments in connection with the Reorganization...................................         --            (431)
         Exercise of warrants.............................................................         --               2
                                                                                             --------        --------

              Net cash used in financing activities.......................................      (6,740)       (14,537)
                                                                                             ---------       --------

         Net (decrease) increase in cash..................................................      (4,275)         1,856
         Cash, beginning of period........................................................       5,501          1,685
                                                                                             --------        --------


         Cash, end of period..............................................................   $   1,226       $  3,541
                                                                                             =========       ========

         SUPPLEMENTAL CASH FLOW INFORMATION:


         Interest paid....................................................................   $   4,417       $  3,724
                                                                                             =========       ========

          See accompanying notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 1. INTERIM FINANCIAL STATEMENTS

         The interim consolidated financial statements and the related information in these notes as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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


         NOTE 2. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR
                 DISPOSITION

         On August 6, 1999, the Company announced the following actions to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its industrial staffing division) and improve its operating performance within that segment:

         (i) the sale of Office Ours, the Company's clerical staffing division, effective August 30, 1999. The Company received proceeds at closing of $1.9 million, not including $0.1 million to be held in escrow until December 31, 1999 and subject to verification of sold accounts receivable, and another $0.1 million to be held in escrow until August 31, 2000 and subject to compliance with warranties and representations. Approximately $0.5 million of the proceeds was used to satisfy obligations under the Securitization Facility and the remainder was applied to the Revolving Credit Facility. A gain of $0.5 million has been included as a component of other income in the Company's consolidated statement of income for the three and nine months ended September 30, 1999. Revenues of office ours, prior to the sale, were $1.3 million and $5.2 million for the three and nine months ended September 30, 1999, respectively. The income (loss) before taxes for these operations, on a basis consistent with the segment information presented in Note 10, was a $0.1 million loss and a $0.2 million loss for the three and nine months ended September 30, 1999, respectively.

         (ii) the engagement of an investment banking firm to assist in the evaluation of the possible sale of, or other strategic options for, Synadyne, the Company's professional employer organization ("PEO") division. The Company has been and is currently in discussions with prospective purchasers and is seeking to sell these operations as soon as possible; however, the sale is not expected prior to December 31, 1999.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         NOTE 2. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

         (iii) a reduction of the Company's industrial staffing and support operations (the "Restructuring"), consisting primarily of: the sale, closure, consolidation or franchising, during the third and fourth quarters of 1999, of 20 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate support center employee workforce by 75 and 29 employees, respectively (approximately 11 percent of the Company's workforce); and an additional 22 employee reduction of the corporate support center workforce by early 2000. As a result of the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building will be sold. The 20 branch offices to be eliminated are (a) locations not now nor expected to be adequately profitable in the near future or (b) locations which are inconsistent with the Company's operating strategy of clustering offices within specific geographic regions.

         The 20 Tandem offices to be sold or closed include some of the businesses acquired by the Company during 1996, 1997 and 1998; however, there was no plan to exit these businesses at the time of their acquisition by the Company and, as a result, no restructuring liabilities were included in the capitalized acquisition cost.

         In connection with the Restructuring, the Company has included a charge of $5.1 million in its results of operations for the three and nine months ended September 30, 1999. This restructuring charge and its utilization are as follows, with all amounts presented in thousands:

                                                                    ORIGINAL        UTILIZED THROUGH      BALANCE AT
                                                                     CHARGE        SEPTEMBER 30, 1999  SEPTEMBER 30, 1999

         Employee severance and other termination benefits         $  1,375            $     474           $     901

         Professional fees................................              717                  587                 130

         Lease termination and write-down of leasehold
           improvements at closed offices.................              309                  113                 196

         Other restructuring costs........................              156                  156                  --
                                                                   --------             --------            --------

         Reserve for restructuring charges................            2,557                1,330               1,227

         Write-down of assets identified for disposition to net
           realizable value...............................            2,547                  385               2,162
                                                                   --------             --------            --------


         Total restructuring charge activity..............         $  5,104             $  1,715            $  3,389
                                                                   ========             ========            ========



         The $2.5 million write-down of assets identified for disposition relates to 12 Tandem offices, as follows:

         (i) a $0.4 million loss related to two staffing offices in Las Vegas purchased by the Company in 1998 - one office closed by the Company and one office sold on September 6, 1999 to Carcor Group, Inc., which paid a nominal amount and entered into a standard franchise agreement with the Company for the territory,

         (ii) a $1.4 million loss related to four staffing offices in Raleigh, North Carolina and Greenville, South Carolina, purchased by the Company in 1998 - one office closed by the Company and three offices sold on October 18, 1999 to Eric Feinstein and E.J. Services, Inc. (the former franchisee and seller) for $1.8 million. The sales price was comprised of $0.2 million in cash, a promissory

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 2. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

                  note of $0.3 million, and cancellation of the Company's remaining indebtedness from the original acquisition of $1.3 million. As part of this transaction, the Company cancelled covenants not to compete previously given to it by the buyers and certain affiliates and agreed not to compete for 39 months (27 months in the case of franchising) in the counties where the assets are located. This transaction also included an option, which was exercised on November 8, 1999, to purchase, for nominal consideration, one staffing office in Virginia, which had been purchased by the Company from a related party in 1996, and

         (iii) a $0.7 million write-down related to five staffing offices in Washington, Minnesota (purchased by the Company in 1997) and Tennessee (purchased by the Company in 1998) and based on management's estimate of the ultimate sales prices that will be negotiated for these assets.


         The remaining liability of $0.9 million for severance and other termination benefits consists of (i) $0.3 million for employees terminated in the third quarter of 1999, to be paid in the fourth quarter of 1999 and the year 2000 and (ii) $0.6 million for employees to be terminated in the first quarter of 2000. In connection with the Restructuring, the Company has entered into additional agreements obligating it to pay retention bonuses of $0.7 million to approximately 100 individuals if they remain employed with the Company through December 31, 1999. The Company will record its ultimate liability under these agreements as a restructuring charge in the fourth quarter of 1999.

         Professional fees of $0.7 million included in the restructuring charge are primarily amounts paid to Crossroads Capital Partners, LLC ("Crossroads") for their services related to the Restructuring during the third quarter of 1999 - see Note 6. The Company also expects to record restructuring charges in the fourth quarter of 1999 for services relating to Restructuring activities to be rendered by Crossroads during that period.

         As of September 30, 1999, the Company had closed, sold or consolidated into other existing Company-owned locations 10 of the 20 staffing offices identified as part of the Restructuring, including $0.3 million in the restructuring charge for the costs of terminating the related leases as well as the carrying value of leasehold improvements and other assets not usable in other Company operations.

         As of September 30, 1999, 10 Tandem offices remained to be sold as part of the Restructuring, and the Company has classified the related tangible and intangible assets (excluding cash, accounts receivable and deferred income taxes), along with the assets of the Synadyne division and the corporate support center building, as assets held for disposition. The Company discontinued the related depreciation and amortization for these assets as of August 6, 1999, which reduced operating expenses by approximately $89,000 per month. The estimated net realizable value of these assets held for disposition was based, in some cases, on management's judgment; accordingly, actual results could vary significantly from such estimates.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 2. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)


         The Company's assets held for disposition as of September 30, 1999 are stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs) and presented in thousands, as follows:

                                                                     ORIGINAL COST, NET
                                                    -------------------------------------------------        LOWER OF
                                                       PROPERTY      GOODWILL AND OTHER                      COST OR
                                                    AND EQUIPMENT     INTANGIBLE ASSETS       TOTAL         FAIR VALUE

         Tandem branch offices..................       $     158         $    3,953         $   4,111        $   1,949

         Corporate support center building......           5,104                 --             5,104            5,104

         Synadyne division......................           1,182                157             1,339            1,339
                                                       ---------         ----------         ---------        ---------


                                                       $   6,444         $    4,110         $  10,554        $   8,392
                                                       =========         ==========         =========        =========



         As described above, the Company has sold Tandem branch offices with a carrying value of $1.8 million during the fourth quarter of 1999 and it expects to sell the remainder of the assets held for disposition before March 31, 2000. The Company has hired a professional real estate firm to assist with the sale of the corporate support center building.

         The Tandem operations held for sale as of September 30, 1999, as well as those sold as part of the Restructuring prior to that date, recorded revenues of $3.5 million and $9.8 million for the three and nine months ended September 30, 1999, respectively. The income (loss) before taxes for these operations, on a basis consistent with the segment information presented in Note 10, was $21,000 income and a $357,000 loss, for the three and nine months ended September 30, 1999, respectively. These results included amortization of goodwill and other intangible assets of $69,000 and $220,000, respectively. See Note 10 for Synadyne segment information.


         NOTE 3. ACQUISITIONS

         The Company has made no acquisitions during the nine months ended September 30, 1999.

         The following pro forma results of operations for the three months and nine months ended September 30, 1998 have been prepared assuming the acquisitions completed by the Company during 1998 (and described in the Company's audited consolidated financial statements for that year) had occurred as of the beginning of the periods presented, including adjustments to the historical financial statements for additional amortization of intangible assets, increased interest on borrowings to finance the acquisitions and discontinuance of certain compensation previously paid by the acquired businesses to their shareholders, as well as the related income tax effects.

         The pro forma operating results include 1998 acquisitions which have been disposed of or identified as subject to disposition as part of the Restructuring (see Note 2). These 1998 acquisitions, as well as the Wisconsin operations discussed below, recorded historical revenues for the three and nine months ended September 30, 1999 of $3.6 million and $10.5 million, respectively, and the pro forma results include revenues for these operations for the three and nine months ended September 30, 1998 of $4.0 million and $12.1 million, respectively. The Company sold the operating assets of its 1998 Tandem staffing office acquisition in Wisconsin to Mr. Mark S. Gigot, an affiliate of the former owner, on October 25, 1999 for $2.4 million, comprised of $0.4 million in cash, a promissory note of $1.1 million and cancellation of the Company's remaining indebtedness to Mr. Gigot of $0.9 million arising from the original acquisition. As part of this transaction, the Company cancelled covenants not to compete previously given to it by the buyers and certain affiliates and agreed not to compete for 60 months in certain Wisconsin counties and Mr. Gigot agreed not to compete in certain

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 3. ACQUISITIONS (CONTINUED)

         other Wisconsin counties for 60 months and granted the Company a seven year first right-of-refusal on any subsequent sale by Mr. Gigot of the acquired business.

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


                                                  THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                       1999              1998                1999                1998
                                                       ----              ----                ----                ----
                                                   (HISTORICAL)       (PRO FORMA)         (HISTORICAL)        (PRO FORMA)

         Net revenues...........................   $ 159,124           $ 154,300         $  436,692          $  428,741
         Operating (loss) income................     (12,007)              3,655            (12,002)              9,543
         Net (loss) income......................      (8,320)              1,541            (10,149)              3,562

         Weighted average common shares outstanding:

         Basic..................................   8,657,913           8,657,913          8,657,913           8,591,400
                                                   =========           =========          =========           =========
         Diluted................................   8,657,913           9,864,592          8,657,913           9,966,555
                                                   =========           =========          =========           =========


         Earnings (loss) per share:

         Basic..................................   $   (0.96)          $    0.18         $    (1.17)          $    0.41
                                                   =========           =========         ==========           =========

         Diluted................................   $   (0.96)          $    0.16         $    (1.17)          $    0.36
                                                   ==========          =========         ==========           =========




         Earnings (loss) per share included in the above 1998 information has been prepared on the same basis as discussed in Note 9, except for an increase by 6,564 basic and 6,542 diluted shares, for the nine months ended September 30, 1998. Such increase in shares reflects adjustments for the timing of the issuance of common stock and options in connection with the acquisitions.

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", management assesses on an ongoing basis if there has been an impairment in the carrying value of its long-lived assets, and during the third quarter of 1999, determined that since the undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible asset might not be recoverable, the carrying value of the respective intangible asset should be reduced. The operating results of these acquired offices had declined over time, primarily due to the attrition of customers existing as of the respective acquisition dates. The amount of the impairment ($2.5 million included in operating expenses for the three and nine months ended September 30, 1999) was primarily determined by comparing anticipated discounted future cash flows from the acquired businesses with the carrying value of the related assets. In performing this analysis, management considered such factors as current results, trends and future prospects, in addition to other relevant factors.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         NOTE 3. ACQUISITIONS (CONTINUED)

         The original carrying value of the goodwill and other intangible assets exceeded the discounted projected cash flow by approximately $2.1 million for four 1997 and 1998 Tandem acquisitions located in Massachusetts, Ohio and California. In addition to recording the impairment resulting from this analysis as of September 30, 1999, the Company also recorded at that date an impairment of $0.4 million based on the October 1999 sale of its 1998 Tandem acquisition in Wisconsin, as discussed above.

         Goodwill and other intangible assets consist of the following amounts, which are presented in thousands and, with respect to the September 30, 1999 balances, are after the effect of (i) the impairment reduction discussed above, (ii) the reclassification of assets identified for disposition, including the sale of a former Tandem office in Las Vegas (see Note 2) and (iii) the sale of the Office Ours division (see Note
         2):

                                                                           AS OF                 AS OF
                                                                     SEPTEMBER 30, 1999     DECEMBER  31, 1998

         Goodwill..................................................       $ 30,721              $ 32,806
         Territory rights..........................................         20,475                24,743
         Customer lists............................................          8,755                10,105
         Covenants not to compete..................................          1,953                 2,191
         Employee lists............................................            335                   417
                                                                          --------              --------

         Goodwill and other intangible assets......................         62,239                70,262
         Less: Accumulated amortization............................          8,064                 6,000
                                                                          --------              --------


         Goodwill and other intangible assets, net.................       $ 54,175              $ 64,262
                                                                          ========              ========



         NOTE 4. INCOME TAXES

         The Company's effective tax rate differed from the statutory federal rate of 35% as follows (amounts presented in thousands, except for percentages):

                                                          THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                              1999               1998               1999               1998
                                                              ----               ----               ----               ----
                                                       AMOUNT      RATE    AMOUNT     RATE    AMOUNT     RATE      AMOUNT   RATE
         Statutory rate applied to income (loss)
            before income taxes............          $(4,662)     (35.0)%     $688    35.0%    $(5,787)   (35.0)%   $1,511   35.0%
         Increase (decrease) in income taxes
           resulting from:

         State income taxes, net of federal benefit     (564)      (4.2)        83     4.3        (674)    (4.1)       210    4.9
         Employment tax credits............             (106)      (0.8)      (302)  (15.4)       (396)    (2.4)      (753) (17.4)
         Other.............................              333        2.5        (14)   (0.8)        473      2.9         68    1.5
                                                       -----      -----       ----   -----     -------    -----     ------   ----
         Total.............................          $(4,999)     (37.5)%     $455    23.1%    $(6,384)   (38.6)%   $1,036   24.0%
                                                     =======      =====       ====    ====     =======    =====     ======   ====



         Deferred income taxes and other current assets at September 30, 1999 includes (i) $4.6 million of net operating loss and employment tax credit carrybacks and carryforwards, which are applicable to the Company's future taxable income, but subject to certain limitations and
         (ii) $7.5 million of deferred tax benefits subject to realization based on future events, primarily the sale of reserved receivables discussed in Note 11 and payments of accrued workers' compensation and other liabilities. The $5.0 million adjustment to net income (loss) for deferred income taxes in arriving at cash provided by operating activities in the Company's statement of cash flows for the nine months ended September 30, 1999 includes the excess of the above benefits recognized in net income during that period over the amount that could be utilized based on taxable income through that date.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 4. INCOME TAXES (CONTINUED)

         Management has determined, based on the Company's history of prior taxable earnings and its expectations for the future, including the intended sales of assets discussed in Note 2, that taxable income will more likely than not be sufficient to fully realize deferred tax assets and accordingly, has not reduced tax assets by a valuation allowance.

         The employment tax credit carryforward of $2.6 million as of September 30, 1999 will expire during the years 2012 through 2019. The employment tax credits recorded by the Company from February 21, 1997 through September 30, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of approximately $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving. As a result, the Company's position with regards to the calculation of the FEZ credits has been challenged by the Internal Revenue Service ("IRS"), as discussed below.

         During April 1999, the Company received a report from an IRS agent proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. The Company is currently disputing these proposed adjustments and as a result, the IRS agent's supervisor has met with the Company's management to discuss these adjustments and has agreed to hold more meetings with the Company before the IRS makes a final determination and assessment, if any, with respect to these matters. Since the subsidiaries were "S" corporations for the periods under examination, the proposed adjustments, if ultimately proven to be appropriate, would not result in a materially unfavorable effect on the Company's results of operations although shareholder distributions of up to approximately $5.0 million in cash could result as discussed in
         Note 6.


         NOTE 5. DEBT

         As of September 30, 1999, the Company's primary sources of funds for working capital and other needs were a $29.9 million credit line (which included letters of credit of $8.4 million) with a syndicate of lenders led by BankBoston, N.A. (the "Revolving Credit Facility") and a $50.0 million accounts receivable securitization facility with a BankBoston affiliate (the "Securitization Facility"). As of October 5, 1999, the Company and its syndicate of lenders finalized various agreements that (a) replaced the previously existing securitization facility with a $50.0 million credit facility based on and secured by the Company's accounts receivable, expiring December 31, 1999, (the "Receivable Facility") and (b) amended the previously existing $29.9 million revolving credit facility to (i) reduce the maximum availability to $28.4 million, including existing letters of credit of $6.4 million,
         (ii) modify the expiration date from July 27, 2003 to December 31, 1999, (iii) eliminate certain financial covenants and (iv) add events of default, including a provision enabling the lenders syndicate to increase the stated interest rate and/or accelerate the maturity date of the facility if, in their sole discretion, the banks are not satisfied with Company's business operations or prospects. The new agreements also contain terms that increase the weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses and not including a higher default rate, from approximately 7.1% per annum to approximately 10.8% per annum.

         The Receivable Facility bears interest at BankBoston's base (prime) rate plus 2.0% per annum (currently 10.25%), while the Revolving Credit Facility bears interest at base plus 2.5% per annum in October 1999, base plus 4.0% per annum in November 1999 and base plus 5.0% per annum thereafter. In addition, the Company paid an initial fee related to the Receivable Facility that is approximately equal to another 1.0% per annum for the three-month term of that loan plus legal fees and other expenses related to both facilities totaling approximately $0.3 million, most of which was expensed in the third quarter of 1999.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 5. DEBT (CONTINUED)

         Other noncurrent assets as of September 30, 1999 includes $1.4 million of unamortized deferred costs, incurred in connection with the establishment of the Revolving Credit Facility and the Securitization Facility, which will be written off and classified as interest expense in the fourth quarter of 1999, based on when the Revolving Credit Facility was substantially modified and the Securitization Facility was terminated.

         The previously existing Securitization Facility was a financing arrangement under which the Company could sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which used the receivables to secure A-1 rated commercial paper. The Company's cost for this arrangement was classified as interest expense and was based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn was determined by prevailing interest rates in the commercial paper market and was approximately 5.45% as of September 30, 1999. As of September 30, 1999, a $46.9 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which amount is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

         Outstanding amounts under the Revolving Credit Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of Common Stock of each of its subsidiaries. Amounts borrowed under the Revolving Credit Facility incurred interest primarily at the Eurodollar rate prior to June 30, 1999 and at BankBoston's base rate plus 0.75% thereafter. As of September 30, 1999, the Company had outstanding borrowings under the Revolving Credit Facility of $17.8 million, bearing interest at an annualized rate of 9.0%.

         As of September 30, 1999, the Company had bank standby letters of credit outstanding in the aggregate amount of $6.4 million (which are issued as part of the Revolving Credit Facility, although reduction of letters of credit does not currently result in additional borrowing capacity) to secure the pre-1999 portion ($4.8 million) of workers' compensation obligations recorded as a current liability on the Company's balance sheet. The Company expects that in November 1999 the outstanding letters of credit will be reduced by approximately $2.0 million, to more closely correlate with the accrued liability supported by the letters of credit.

         In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, during 1999, the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable subordinated to the Revolving Credit Facility. As of August 12, 1999, the Company had not made all of the scheduled payments due and, as a result, at that time became in default of this debt having a total principal outstanding of $9.2 million (including related party amounts as discussed in Note 7) as of September 30, 1999, but subsequently reduced to $6.9 million in connection with the Company's sale of certain operations as part of the Restructuring and related actions. See Notes 2 and 3. Due to the subordinated status and other terms of the debt, the remaining payees are unable to take collection actions against the Company for at least six months. Although acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from five of the fourteen remaining payees as of November 8, 1999, this entire debt is classified as current in the Company's consolidated financial statements as of September 30, 1999, since the Company expects to refinance or substantially restructure this debt within one year.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 5. DEBT (CONTINUED)

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

         Effective June 30, 1999, the Company terminated an interest rate collar agreement with BankBoston, N.A., which resulted in proceeds to the Company of $250,000. Since the underlying debt and receivable securitization facility previously being hedged by this agreement were still in place at the time of the collar termination, the proceeds were recorded as deferred income, to be amortized against interest expense over the remaining life of those underlying financing arrangements. As the amortization was to be based on what benefits the Company would receive if the hedge still existed, no amortization was recorded in the third quarter of 1999. Since the underlying financing arrangements were terminated (including a substantial modification treated as a termination) in October 1999, the deferred income of $250,000 reflected on the Company's September 30, 1999 balance sheet will be recognized as a reduction of interest expense in the fourth quarter of 1999.


         NOTE 6. COMMITMENTS AND CONTINGENCIES

         AVAILABILITY OF WORKING CAPITAL FINANCING: As discussed in Note 5, the Company's current bank financing expires as of December 31, 1999 and the Company is also in default in repayment of certain acquisition debt subordinated to that bank financing. The Company is currently negotiating with the lenders syndicate and potential new lenders to provide financing for some period after December 31, 1999, under a mutually acceptable structure and terms. The Company could experience liquidity problems depending on the ability and willingness of the lenders syndicate to continue lending to the Company, and the availability and cost of financing from alternative sources. If long-term financing is not obtained by the Company, its financial condition, cash flows and results of operations could be materially and adversely affected.

         SHAREHOLDER DISTRIBUTION: Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). Such distribution, supplemented by an additional distribution made in September 1998, is subject to adjustment based upon the final determination of taxable income through February 21, 1997. Although the Company has completed and filed its Federal and state tax returns for all periods through February 21, 1997, further cash distributions may be required in the event the Company's taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason (see Note 4).

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         effect on its financial position or future operating results; however, no assurance can be given as to the ultimate outcome of this lawsuit.

         On November 12, 1997, an action was commenced against the Company, alleging state law claims of pregnancy/maternity discrimination and violations of the Family and Medical Leave Act as a result of an alleged demotion following the plaintiff's return from maternity leave. The complaint also asserted a claim for unpaid overtime based on both state law and the Fair Labor Standards Act. The plaintiff and the Company settled this case in the third quarter of 1999, with no material impact on the Company's past or future financial condition or results of operations.

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

         The Company has made arrangements with several states to pay quarterly unemployment tax payments originally due in July and October, 1999 in monthly installments over one year, bearing interest at rates ranging from 12.0% to 24.0% per annum. The unpaid balance, included in accrued payroll taxes on the Company's September 30, 1999 balance sheet, was approximately $0.8 million.

         FEDERAL EMPLOYMENT TAX REPORTING PENALTIES: During September 1999, the Company was notified by the IRS of its intent to assess penalties of $500,000 related to a significant number of incorrect Social Security numbers provided by temporary employees and appearing on the W-2s issued by the Company for 1997. The final penalty will be determined once the Company formally responds to the IRS. This response is currently due on or before December 31, 1999. Although the Company has not received communication from the IRS related to its 1998 W-2s, and 1999 W-2s will not be issued until the January 2000 due date, the Company believes that the same factors causing incorrect Social Security numbers to be reported for 1997 could also exist for 1998 and 1999. The Company is currently evaluating these factors in order to determine the most cost effective actions to take to be in compliance for 2000 and subsequent years. Although the statutory penalty for incorrect Social Security numbers on W-2s for 1997 through 1999 could be as high as $2.0 million, if the level of exceptions noted in 1997 is determined to have continued in 1998 and 1999, the Company does not currently expect that the penalty ultimately charged will exceed $300,000, which amount was included in selling, general and administrative expenses in the third quarter of 1999 and is reflected as a current liability on the September 30, 1999 balance sheet, although there can be no assurance that the Company will not be required to ultimately pay a higher penalty in connection with this matter.

         UNCLAIMED PROPERTY AUDIT: The Company has recently been notified that a state in which the Company conducts a significant portion of its operations intends to perform an audit of the Company's compliance with escheat (unclaimed property) statutes in the near future. The applicable state escheat laws cover a wide scope of situations and property types and have a ten-year statute of limitations. In addition, it is common for states to share information in this area. At this time, the Company is unable to estimate any liability that may result from this audit and has made no provisions in its financial statements related to this matter.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         INS AUDITS: The United States Immigration and Naturalization Service ("INS") has recently begun audits at several of the Company's locations as to the Company's compliance in obtaining the necessary documentation before employing certain individuals. Although the audits are not complete, it appears that the Company will be required to pay an estimated penalty arising from non-compliance of at least $100,000, which amount was included in selling, general and administrative expenses in the third quarter of 1999 and is reflected as a current liability on the September 30, 1999 balance sheet.

         WORKERS' COMPENSATION: During 1997 and 1998, the Company's workers' compensation expense for claims was effectively capped at a contractually agreed percentage of payroll, which the Company's expense was limited to, since the estimated ultimate cost of the actual claims experience was greater than the cap. Effective January 1, 1999, the cap was increased to 2.7% of initially estimated 1999 payroll, reflecting the inclusion of general and automobile liability coverage as well as an adjustment based on the changing business mix of the Company. The 1999 cap rate is subject to an absolute dollar minimum and as a result of lower than initially estimated payroll in 1999 due to the Restructuring and other events, the Company estimates the ultimate 1999 cap rate to be approximately 3.0% of actual payroll. For the nine months ended September 30, 1999, the estimated ultimate cost of the actual claims experience was used as the basis of the Company's expense related to 1999 claims experience, since it was approximately $1.1 million less than the cap based on the estimated ultimate rate of 3.0%. The estimated ultimate cost of the 1999 claims experience was determined based on information from an independent third-party administrator employed by the Company plus an allowance for claims incurred but not reported, based on prior experience and other relevant data.

         The Company routinely adjusts on an ongoing basis the accruals made in prior years for workers' compensation claims and expenses, based on updated information from its insurance carriers, its independent third-party administrator and its own analysis. These adjustments are included as a component of cost of sales in the period in which they are made. As a result of updated information related to claims and expenses recorded in prior years, the Company reduced cost of sales by approximately $0.4 million for the three and nine months ended September 30, 1999.

         SIGNIFICANT CUSTOMER: For the nine months ended September 30, 1999, revenues representing approximately nine and 24 percent of total revenues of the Company and the Synadyne segment, respectively, were from PEO services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999.

         In November 1999, the common corporate employer announced its intent to convert approximately 43% of its agents to independent contractor status, and to terminate approximately 10% of its non-agent workforce, beginning in May 2000. These changes could affect the preferred provider program, reduce the number of agents utilizing the Company's services and/or the level of services utilized by those agents. Approximately 21% of the above revenue attributed to this, common corporate employee comes from agents that were already independent contracted as of September 30, 1999. In addition, the Company is aware of litigation that has been pending for more than one year against that corporate employer regarding its use of professional employer organization and staffing services in general and the need to provide additional benefits to those employees in particular. The Company has not determined what impact, if any, the ultimate result of these developments will have on its financial position or results of operations.

         EMPLOYMENT AGREEMENTS: As of September 30, 1999, the Company had certain obligations under employment agreements it had entered into with its Chief Executive Officer ("CEO") and ten other officers. Under the terms of those agreements, in the event that the Company terminates the employment of any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (ranging from three months to

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         two years) of the officer's annual base salary and bonus. In addition, all incentive stock options held by such employees would become immediately exercisable. More substantial severance provisions apply if any of those officers are terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements. In February 1999, August 1999 and November 1999, three of the ten officers referred to above resigned their positions, which resulted in the Company's agreement to pay two of those officers' salaries for one year and one of those officers' salary for six months, in exchange for their agreement, among other things, not to compete with the Company during that period.

         During the third quarter of 1999, the Company entered into employment agreements with six senior Tandem operating executives, which included provisions obligating the Company to pay severance equal to six month's salary under certain conditions.

         RETENTION BONUSES: In connection with the Restructuring, the Company has entered into agreements obligating it to pay $0.7 million to approximately 100 individuals if they remain employed with the Company through December 31, 1999. The Company will record its ultimate liability under these agreements as a restructuring charge in the fourth quarter of 1999 (see Note 2).

         CONSULTING CONTRACT: In May 1999, the Company engaged Crossroads Capital Partners, LLC ("Crossroads"), a consulting firm based in Newport Beach, California, to review the Company's existing business plan and make recommendations for adjustments to strategy as well as financial and operational improvements. In June 1999, the Crossroads engagement was further extended to include its assistance in verifying the Company's cash flow projections and requiring Crossroads to report to management and the lenders syndicate. In July 1999, the engagement was further modified to add additional services, including working with management to develop a revised business plan based on the restructured company (see Note 2), assisting in extending the existing Revolving Credit Facility and Securitization Facility, arranging for new financing, and periodically reporting to the Company's Board of Directors and lenders syndicate. In August 1999, a representative of Crossroads was appointed as the Company's interim chief operating officer and the interim President of the Tandem division. The Company has paid or accrued $612,380 for services rendered by Crossroads through September 30, 1999. This amount was included in the restructuring charge recorded by the Company for the three and nine months ended September 30, 1999 and the Company also expects to record restructuring charges in the fourth quarter of 1999 for services relating to Restructuring activities to be rendered by Crossroads during that period (see Note 2). The Company's contract with Crossroads for the four-month period ended October 31, 1999 provides for a monthly fee of $125,000 plus expenses, which fee is subject to renegotiation for the period after October 31, 1999. In addition, the Company is obligated to compensate Crossroads for financing sources found by it, and subject to closing on such financing, a fee of one percent of senior financing obtained and four percent of subordinated financing obtained, subject to a $150,000 and $300,000 minimum fee, respectively.

         STOCK OPTIONS AND WARRANTS: As of September 30, 1999, 901,702 stock options and 1,208,988 warrants issued prior to 1999 to purchase shares of the Company's common stock remained outstanding. During January 1999, the Company granted options to purchase 72,500 shares of the Company's common stock, vesting over a four year period from the grant date and with an exercise price of $6.00 per share. During March 1999, the Company granted options to purchase 121,825 shares of the Company's common stock, of which 26,150 shares vest over a four year period from the grant date and the remainder vest immediately upon grant. All have an exercise price of $4.125 per share. During May 1999, the Company granted options to purchase 98,343 shares of the Company's common stock, vesting over a four-year period from the grant date and with an exercise price of $4.563 per share. As of September 30, 1999, 242,918 of the options issued during 1999 to purchase shares of the Company's common stock remained outstanding. During November 1999, the Company granted options to purchase 20,000 shares of the Company's common stock, vesting over a four-year period from the grant date and with an exercise price of $1.00 per share. All exercise prices for 1999 grants were based on the market price of the shares at the grant date.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The total number of shares of common stock reserved for issuance under the stock option plan as of September 30, 1999 was 2,000,000, as agreed to by the Company's Board of Directors in April 1999 and approved by the Company's shareholders at their May 1999 annual meeting.

         EMPLOYEE BENEFIT PLAN: Pursuant to the terms of a now inactive 401(k) plan (containing previous contributions still managed by the Company), highly compensated employees were not eligible to participate. However, as a result of administrative errors in 1996 and prior years, some highly compensated employees were inadvertently permitted to make elective salary deferral contributions. In the third quarter of 1999 the Company obtained IRS approval regarding the proposed correction under the Voluntary Closing Agreement Program ("VCAP"). The Company paid an insignificant penalty associated with this VCAP correction, and believes that this matter will have no future material impact on its financial condition or results of operations.


         NOTE 7. RELATED PARTY TRANSACTIONS

         Effective August 31, 1998, certain shareholders of the Company owning franchises entered into a buyout agreement with the Company. Buyouts are early termination of the franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company received an initial payment from the former franchisee and was to have continued to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date, which was generally consistent with the terms of buyout agreements between the Company and unrelated third parties. Effective March 31, 1999, the Company received another payment from the former franchisee in consideration of the elimination of the equivalent of the last five months of payments under the initial agreement. The amount of this payment was generally consistent with the terms of similar agreements between the Company and unrelated third parties. During the nine months ended September 30, 1999, the Company recognized revenue of $1.1 million from all franchises owned by significant shareholders of the Company, which included royalties and payments under the buyout agreement.

         Effective February 16, 1998, the Company purchased certain staffing locations and the related franchise rights from certain Company shareholders. The $6.9 million purchase price included the issuance of a $1.7 million note bearing interest at 7.25% per annum and payable quarterly over three years. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly payments totaling $0.3 million in the first year and $0.6 million in the second year, plus a $0.4 million payment at the end of the two year term. As discussed in Note 5, as of August 12, 1999, the Company had not made the renegotiated payments on this and its other subordinated acquisition notes, and, as a result, at that time became in default of this note. Furthermore, the payee has provided the required notice to the Company accelerating the entire balance due, which as a result is classified as current in the Company's consolidated financial statements as of September 30, 1999.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         NOTE 8. SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

         The consolidated statements of cash flows do not include the following noncash investing and financing transactions, except for the net cash paid for acquisitions. The following amounts are presented in thousands:

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1999               1998
                                                                                 ----               ----
         Acquisitions:
               Tangible and intangible assets acquired...............           $  117           $ 41,471
               Liabilities assumed...................................               --             (1,458)
               Debt issued...........................................              (77)           (11,396)
               Common stock issued...................................               --               (775)
                                                                                ------            -------


         Net cash paid for acquisitions..............................           $   40           $ 27,842
                                                                                ======           ========

         Increase in long term debt, primarily due to sale/leaseback.           $1,862           $     --
                                                                                ======           ========


         Increase (reduction) of deferred loss
               on interest rate collar agreement.....................           ($ 413)          $    635
                                                                                 =====           ========

         Insurance premium financing.................................           $  503           $     --
                                                                                ======           ========


         Decrease in accrued interest due to inclusion in
               renegotiated long term debt...........................           $  448           $     --
                                                                                ======           ========


         Increase in long term debt due to renegotiation at higher
               interest rate and removal of imputed discount.........           $  275           $     --
                                                                                ======           ========

         Proceeds from asset sale held in escrow.....................           $  205           $     --
                                                                                ======           ========

         Increase in notes receivable from franchises for buyouts....           $  107           $     --
                                                                                ======           ========



         In addition to the above transactions, as a result of the Restructuring, during the three and nine months ended September 30, 1999, long-lived assets of $8.4 million were identified as assets held for disposition, and reclassified as a current asset on the Company's balance sheet (see Note 2).

         NOTE 9. EARNINGS (LOSS) PER SHARE

         The Company calculates earnings (loss) per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". The weighted average shares outstanding used to calculate basic and diluted earnings
         (loss) per share were calculated as follows:

                                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                SEPTEMBER 30,            SEPTEMBER 30,

                                                                           1999           1998          1999        1998
                                                                           ----           ----          ----        ----

         Shares issued in connection with the Reorganization.........   5,448,788      5,448,788     5,448,788   5,448,788
         Shares sold by the Company in October 1998..................   3,000,000      3,000,000     3,000,000   3,000,000
         Shares issued in connection with a February 1998 acquisition      57,809         57,809        57,809      51,245
         Warrants exercised in May 1998..............................     151,316        151,316       151,316      84,803
                                                                         --------      ---------     ---------    --------

         Weighted average common shares - basic......................   8,657,913      8,657,913     8,657,913   8,584,836
         Outstanding options and warrants to purchase common stock-
           remaining shares after assumed repurchase using
           proceeds from exercise....................................          --      1,206,679            --   1,375,177
                                                                        ---------      ---------     ---------   ---------


         Weighted average common shares - diluted....................   8,657,913      9,864,592     8,657,913   9,960,013
                                                                        =========      =========     =========   =========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



         NOTE 9. EARNINGS (LOSS) PER SHARE (CONTINUED)

         Certain of the outstanding options and warrants to purchase common stock were anti-dilutive for certain of the periods presented above and accordingly were excluded from the calculation of diluted weighted average common shares for those periods, including the equivalent of 1,201,470 and 1,204,001 shares excluded for the three and nine months ended September 30, 1999, respectively, solely because the results of operations was a net loss instead of net income.


         NOTE 10. OPERATING SEGMENT INFORMATION

         The Company's reportable operating segments are as follows:

         TANDEM: This segment derives revenues from recruiting, training and deployment of temporary industrial personnel and from providing payroll administration, risk management and benefits administration services.

         SYNADYNE: This segment derives revenues from providing a comprehensive package of PEO services to its clients including payroll administration, risk management, benefits administration and human resource consultation. See Note 2 related to the Company's planned disposition of these operations and Note 6 for information regarding a significant customer.

         FRANCHISING: This segment derives revenues under agreements with industrial staffing franchisees that provide those franchises with, among other things, exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals. Franchising revenues also include revenues from early terminations of franchise agreements, called buyouts. As of September 30, 1999 there was $107,000 in outstanding notes receivable from these former franchises for buyout revenue recognized during the nine months then ended.

         Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's consolidated financial statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses, interest expense in excess of interest charged to the segments based on their outstanding receivables (before deducting amounts sold under the Securitization Facility) and, for the three and nine months ended September 30, 1999, a $2.7 million increase in the Company's provision for doubtful accounts arising from the anticipated sale of certain older accounts receivable to third parties, including the transaction discussed in Note 11. Financial information for the Company's operating segments, reconciled to Company totals and presented in thousands, is as follows:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   1999           1998               1999       1998
                                                                   ----           ----               ----       ----
         REVENUES
         Tandem............................................   $   93,010      $  88,093          $ 245,961    $ 232,461
         Synadyne..........................................       59,324         55,099            167,484      146,350
         Franchising.......................................        1,036          2,011              5,477        4,960
         Other Company revenues............................        5,754          8,213             17,770       25,427
                                                              ----------      ---------          ---------    ---------

         Total Company Revenues............................   $  159,124      $ 153,416          $ 436,692    $ 409,198
                                                              ==========      =========          =========    =========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



         NOTE 10. OPERATING SEGMENT INFORMATION (CONTINUED)


                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   1999           1998               1999         1998
                                                                   ----           ----               ----         ----
         (LOSS) INCOME BEFORE TAXES

         Tandem............................................   $      404      $   4,113          $   1,676    $   9,766
         Synadyne..........................................          364            132              1,141          727
         Franchising.......................................          882          1,671              4,870        3,981
         Restructuring and asset impairment charges........      (7,554)             --             (7,554)          --
         Other Company (loss) income, net..................      (7,415)         (3,949)           (16,666)     (10,158)
                                                              ---------       ---------          ---------    ---------

         Total Company (loss) income before taxes..........   $ (13,319)      $   1,967          $ (16,533)   $   4,316
                                                              =========       =========          =========    =========






         NOTE 11. SUBSEQUENT EVENTS

         On November 4, 1999, the Company sold certain trade accounts receivable, with a face value of approximately $4.3 million and primarily more than 180 days past due, to unrelated third parties for proceeds of approximately $220,000. As of September 30, 1999, the Company had recorded an additional $2.7 million in the provision for doubtful accounts and as a result these receivables were fully reserved for the difference between the face value and the proceeds.

         During the fourth quarter of 1999, the Company sold certain tangible and intangible assets acquired by it primarily in 1998, related to its former Tandem operations in North Carolina, South Carolina, Virginia and Wisconsin, as more fully described in Notes 2 and 3. The sales price was equal to the carrying values of the assets as of September 30, 1999. In connection with these sales, certain subordinated debts outstanding as of September 30, 1999 were cancelled.

         During the fourth quarter of 1999, the Company changed its fiscal year from the calendar year ending December 31 to the 52 or 53 week period ending on the Sunday closest to March 31. The reporting period containing the transition will be from January 1, 2000 through April 2, 2000.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following information should be read in conjunction with "__Forward-looking information: certain cautionary statements" below.


         GENERAL

         The Company is a national provider of human resource services focusing on the flexible industrial staffing ("staffing") market through its Tandem division and on the professional employer organization ("PEO") market primarily through its Synadyne division. The Company provides its industrial staffing services through locations owned or leased by the Company (collectively identified as "Company-owned") and franchise locations, and its PEO services through Company-owned locations.

         Industrial staffing services include recruiting, training and deployment of temporary industrial personnel as well as payroll administration, risk management and benefits administration services. PEO services include payroll administration, risk management, benefits administration and human resource consultation.

         The Company's revenues are based on the salaries and wages of worksite employees. Staffing and PEO revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the staffing and PEO services. Since the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances, which is consistent with industry practice. The Company's primary direct costs are (i) the salaries and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) health benefits, (iv) workers' compensation benefits and insurance and (v) worksite employee transportation.

         The Company's staffing operations generate significantly higher gross profit margins than its PEO operations. The higher staffing margin reflects compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

         The Company acquired 40 industrial staffing offices during 1998 (the "1998 Acquisitions") and 48 additional offices during the three years prior to that - see "_Acquisitions" below. The Company discontinued its acquisition program in October 1998 primarily due to a desire to focus on and improve existing operations plus a lack of capital for new acquisitions. Up to that time, the Company had made a significant investment in new information systems, additional back office capabilities and other infrastructure enhancements in order to support the prior growth as well as the future growth that was being anticipated at that time. The Company does not anticipate making any acquisitions during the next twelve months. During the third quarter of 1999, the Company wrote off approximately $5.0 million of intangible assets primarily arising from the 1998 Acquisitions, of which $2.5 million related to a restructuring discussed below and another $2.5 million was based on its analysis of anticipated discounted future cash flows. See Note 3 to the Company's Consolidated Financial Statements.

         On August 6, 1999, the Company announced the following actions to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its industrial staffing division) and improve its operating performance within that segment:

         (i) the sale of Office Ours, the Company's clerical staffing division, which was accomplished effective August 30, 1999.

         (ii) the engagement of an investment banking firm to assist in the evaluation of the possible sale of, or other strategic options for, Synadyne, the Company's PEO division. The Company has been and is currently in discussions with prospective purchasers and is seeking to sell these operations as soon as possible; however, the sale is not expected prior to December 31, 1999.

         (iii) a reduction of the Company's industrial staffing and support operations (the "Restructuring"), consisting primarily of: the sale, closure, consolidation or franchising, during the third and fourth quarters of 1999, of 20 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate support center employee workforce by 75 and 29 employees, respectively (approximately 11 percent of the Company's workforce); and an additional 22 employee reduction of the corporate support center workforce by early 2000. As a result of the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building will be sold. The 20 branch offices to be eliminated are (a) locations not now nor expected to be adequately profitable in the near future or (b) locations inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. Many of these branch offices were acquired by the Company during 1996, 1997 and 1998.

         In connection with the Restructuring, the Company has included a charge of $5.1 million in its results of operations for the three and nine months ended September 30, 1999. This restructuring charge included a $2.5 million write-down of assets related to 12 of the 20 Tandem offices identified for disposition. Seven offices, located in Las Vegas, North Carolina, South Carolina and Virginia and representing $1.8 million of this write-down, have been disposed of as of November 8, 1999 and were sold for total proceeds of $1.8 million, primarily cancellation of Company debt. The remaining $0.7 million write-down, related to five offices located in Washington, Minnesota and Tennessee, is based on management's estimate of the ultimate sales prices that will be negotiated for these assets.

         The remaining eight of the 20 Tandem offices identified for disposition have been closed or consolidated into other Company-owned locations and the restructuring charge includes $0.3 million for the costs of terminating the related leases as well as the carrying value of leasehold improvements and other assets not usable in other Company operations.

         In addition to the write-down of assets identified for disposition and leasehold termination costs, the $5.1 million restructuring charge includes $1.4 million for severance and other termination benefits, $0.7 million for professional fees and $0.2 million of other costs.

         The Company expects to sell the remainder of the assets held for disposition before March 31, 2000. The Company has hired a professional real estate firm to assist with the sale of the corporate support center building.

         See Note 2 to the Company's Consolidated Financial Statements.

         The Company's current bank financing expires as of December 31, 1999 and the Company is currently negotiating with its current syndicate of lenders, and potential new lenders, to provide financing for some period after December 31, 1999, under a mutually acceptable structure and terms. Furthermore, the Company is in default of certain other subordinated indebtedness. If long-term financing is not obtained by the Company, its financial condition, cash flows and results of operations could be materially and adversely affected. See Notes 5 and 6 to the Company's Consolidated Financial Statements and "_Liquidity and Capital Resources" below.

         RESULTS OF OPERATIONS

         The following tables set forth the amounts and percentages of net revenues of certain items in the Company's consolidated statements of income for the indicated periods. The amounts presented are in thousands (except employees and offices) and are unaudited:


                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                        1999        1998              1999        1998
                                                                        ----        ----              ----        ----

         Net revenues:

         Flexible industrial staffing (1)...................       $   84,965     $ 81,763         $ 221,391   $ 215,094
         PEO (1)............................................           71,837       67,397           204,524     182,760
         Franchising........................................            1,036        2,011             5,477       4,960
         Other..............................................            1,286        2,245             5,300       6,384
                                                                   ----------     --------         ---------   ---------

         Total net revenues.................................      $   159,124     $153,416         $ 436,692   $ 409,198
                                                                  ===========     ========         =========   =========




         Gross profit.......................................       $   21,055     $ 22,767         $  61,100   $  62,081
         Selling, general and administrative expenses (2)...           25,508       19,154            65,548      53,640
         Restructuring and asset impairment charges.........            7,554           --             7,554          --
                                                                   ----------     --------         ---------   ---------

         Operating (loss) income (2)........................         (12,007)        3,613           (12,002)      8,441
         Net interest and other expense ....................            1,312        1,646             4,531       4,125
                                                                   ----------     --------         ---------   ---------

         (Loss) income before (benefit) provision for
           income taxes (2).................................         (13,319)        1,967          (16,533)       4,316
         (Benefit) provision for income taxes...............          (4,999)          455           (6,384)       1,036
                                                                   ---------      --------         --------    ---------


         Net (loss) income (2)..............................       $  (8,320)     $  1,512         $(10,149)   $   3,280
                                                                   =========      ========         ========    =========

         SYSTEM OPERATING DATA:

         System Revenues (3)................................       $ 176,143      $176,562         $ 482,892   $ 473,518
                                                                   =========      ========         =========   =========

         System employees (number at end of period).........          38,200        37,100            38,200      37,100
                                                                   =========      ========         =========   =========
         System offices (number at end of period)...........             161           174               161         174
                                                                   =========      ========         =========   =========




                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        1999        1998              1999        1998
                                                                        ----        ----              ----        ----

         Net revenues:
         Flexible industrial staffing (1)...................            53.4%         53.3%             50.7%       52.5%
         PEO (1)............................................            45.1          43.9              46.8        44.7
         Franchising........................................             0.7           1.3               1.3         1.2
         Other..............................................             0.8           1.5               1.2         1.6
                                                                     -------       -------          --------    --------


         Total net revenues.................................           100.0%        100.0%            100.0%      100.0%
                                                                     =======       =======          ========    ========


         Gross profit.......................................            13.2%         14.8%             14.0%       15.2%
         Selling, general and administrative expenses (2)...            16.0          12.5              15.0        13.1
         Restructuring and asset impairment charges.........             4.7            --               1.7          --
                                                                     -------       -------          --------    --------

         Operating (loss) income (2)........................            (7.5)          2.4              (2.7)        2.1
         Net interest and other expense.....................             0.9           1.1               1.1         1.0
                                                                     -------       -------          --------    --------

         (Loss) income before (benefit) provision for
            income taxes....................................            (8.4)          1.3              (3.8)        1.1
         (Benefit) provision for income taxes...............            (3.2)          0.3              (1.5)        0.3
                                                                     -------       -------          --------    --------


         Net (loss) income (2)..............................            (5.2)%         1.0%             (2.3)%       0.8%
                                                                     =======       =======          ========    ========

         -----------------------------------------------------------------------

         (1) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 include the Tandem segment and the Synadyne segment. PEO revenues, as reported above, include certain industrial revenues that the Company believes are operationally consistent with the PEO business and operational model, but are not includable in the Synadyne segment due to the way the Company is organized. Following is a reconciliation of Flexible Industrial Staffing net revenues and the PEO net revenues, as shown above, to the revenues reported by the Company in accordance with the requirements of SFAS No. 131 - see Note 10 to the Company's Consolidated Financial Statements. The following amounts are presented in thousands:

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     1999           1998              1999       1998
                                                                     ----           ----              ----       ----

         Flexible Industrial Staffing revenues...............      $84,965        $81,763         $ 221,391    $215,094
         Add: Industrial staffing client payrolling..........        8,045          6,330            24,570      17,367
                                                                   -------         ------          --------    --------


         Tandem operating segment revenues...................      $93,010        $88,093          $245,961    $232,461
                                                                   =======        =======          ========    ========


         PEO Revenues........................................      $71,837        $67,397          $204,524    $182,760
         Less: Industrial staffing client payrolling.........       (8,045)        (6,330)          (24,570)    (17,367)
         Less: PEO services to industrial staffing franchises       (4,468)        (5,968)          (12,470)    (19,043)
                                                                   -------        -------          --------    --------


         Synadyne operating segment revenues.................      $59,324        $55,099          $167,484    $146,350
                                                                   =======        =======          ========    ========


         -----------------------------------------------------------------------

         (2) During the three and nine months ended September 30, 1999, the Company recorded a restructuring reserve of $5.1 million as well as a non-operating gain of $523,000 from the sale of Office Ours, its former clerical staffing division - see Note 2 to the Company's Consolidated Financial Statements. During the three and nine months ended September 30, 1999, the Company recognized an operating expense of $2.5 million for the write-down of impaired goodwill and other long-lived assets - see Note 3 to the Company's Consolidated Financial Statements. During the three and nine months ended September 30, 1999, the Company recognized a $2.7 million increase in its provision for doubtful accounts, arising from the anticipated sale to third parties of certain accounts receivable primarily more than 180 days past due, including the transactions discussed in note 11 to the Company's Consolidated Financial Statements. The following table sets forth the amounts (in thousands, except for per share data) and the percentage of certain items in the Company's consolidated statements of income, with 1999 amounts and percentages adjusted for the above items as follows: (i) selling, general and administrative expenses excludes the increase in the provision for doubtful accounts; (ii) operating (loss) income excludes the restructuring reserve, the write-down of impaired goodwill and other assets and the increase in the provision for doubtful accounts; and (iii) net loss (income) and (loss) earnings per share excludes the restructuring reserve, the write-down of impaired goodwill and other assets, the increase in the provision for doubtful accounts and the non-operating gain on sale, after a related adjustment to the (benefit) provision for income taxes.


                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER  30,
                                                                      1999            1998            1999          1998
                                                                      ----            ----            ----          ----


         Selling general and administrative expenses, as adjusted    $22,841         $19,154         $62,881       $53,640

         As a percentage of net revenues.....................          14.4%            12.5%           14.4%         13.1%

         Operating (loss) income, as adjusted................       ($1,788)          $3,613         ($1,781)       $8,441

         As a percentage of net revenues.....................          (1.1)%            2.4%           (0.4)%         2.1%

         Net (loss) income, as adjusted......................       ($2,193)          $1,512         ($4,022)       $3,280

         As a percentage of net revenues.....................          (1.4)%            1.0%           (0.9)%         0.8%

         (Loss) earnings per diluted share, as adjusted......        ($0.25)          $ 0.15          ($0.46)       $ 0.33

         EBITDA, as adjusted.................................         $  84           $5,331         $ 3,849       $13,347


          EBITDA is earnings (net income) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA as adjusted excludes the restructuring reserve, the write-down of impaired goodwill and other assets, the increase in the provision for doubtful accounts and the non-operating gain on sale. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


         -----------------------------------------------------------------------

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



                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                     1999           1998             1999        1998
                                                                     ----           ----             ----        ----

         Company's Net Revenue...............................     $159,124        $153,416         $436,692   $409,198
         Less Company revenues from:
            Franchise Royalties..............................       (1,036)         (2,011)          (5,477)    (4,960)
            Services to Franchises...........................       (4,468)         (5,968)         (12,470)   (19,043)
         Add: Franchisee's net revenues......................       22,523          31,125           64,147     88,323
                                                                  --------         -------         --------    --------


         System revenues.....................................     $176,143        $176,562         $482,892   $473,518
                                                                  ========        ========         ========   ========



         -----------------------------------------------------------------------


         THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net Revenues. Net revenues increased $5.7 million, or 3.7%, to $159.1 million in the three months ended September 30, 1999 ("Q3 1999") from $153.4 million in the three months ended September 30, 1998 ("Q3 1998"). This increase resulted primarily from growth in PEO revenues in Q3 1999 of $4.4 million, or 6.6%, compared to Q3 1998, as well as growth in staffing revenues of $3.2 million, or 3.9%, during the same periods. Tandem revenues, which are comprised of staffing revenues plus industrial staffing client payrolling revenues that are currently reported as part of PEO revenues but will be retained by the Company after the sale of Synadyne, increased $4.9 million, or 5.6%, in Q3 1999 as compared to Q3 1998. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of work-site employees at certain existing PEO clients. The increase in Tandem and staffing revenues was primarily due to new customers and growth with existing customers in certain geographic markets that recorded double digit growth, although the Company also experienced lower growth or declining revenues in other geographic markets due to the loss or cancellation by the Company of some large customers, high employee turnover and Company locations not operating consistently with the Company's strategy.

         System revenues, which include franchise revenues not earned by or available to the Company, decreased $0.5 million, or 0.3%, to $176.1 million in Q3 1999 from $176.6 million in Q3 1998. The decrease in system revenues was attributable to a net decrease of franchise revenues of $8.6 million, offset by the increase in the Company's net revenues discussed above. Although total franchise revenues declined during this period, franchise revenues of franchisees operating as of September 30, 1999 increased $2.2 million, or 10.9%, in Q3 1999 as compared to Q3 1998. This increase was offset by a $10.8 million decrease in revenues for the same period resulting from other franchisees no longer operating. The Company acquired and converted 17 franchise locations to Company-owned locations during 1998 and also allowed the early termination of franchise agreements in 1998 and 1999 attributable to another 18 locations to enable the Company to develop the related territories. At the time the Company agrees to terminate a franchise agreement, it receives an initial buyout payment (of which a portion may be in the form of a note) from the former franchisee. The Company continues to receive payments from the former franchisees based on that initial note and/or a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchisee or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, is reflected in total royalties reported by the Company.

         Gross Profit. Gross profit (margin) decreased $1.7 million, or 7.5%, to $21.1 million in Q3 1999, from $22.8 million in Q3 1998. Gross profit as a percentage of net revenues decreased to 13.2% in Q3 1999 from 14.8% in Q3 1998. This decrease was primarily due to (i) decreased gross profit margin percent for the Company's staffing operations and
         (ii) the lower growth rate for staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In Q3 1999, PEO operations generated gross profit margins of 3.5% as compared to gross profit margins of 20.2% generated by staffing operations.

         Margin percent for the Company's staffing operations decreased to 20.2% in Q3 1999 from 22.0% in Q3 1998. Margin percent for Tandem, as defined above, decreased to 19.4% from 21.0% for the same periods. The decreases were primarily due to the impact of (i) fewer small contracts of a just-in-time nature or shorter duration for which the Company historically earned higher margins and (ii) the increased wages necessary to recruit staffing employees in areas of historically low unemployment. The Company anticipates stabilization in margin by the end of 1999, with margin improvement occurring in 2000 as a result of refocusing sales efforts on just-in-time business in those locations where such business is more typical of the local market, as well as pricing to reflect local market conditions.

         PEO gross profit margin percent increased to 3.5% in Q3 1999 from 3.1% in Q3 1998, primarily due to an increase in the volume of PEO services provided to industrial clients having higher gross profit margins than the more typical white-collar clients, as well as a one-time increase in Q3 1998 workers' compensation expense due to pre-1997 claims. Gross profit margin for the Synadyne division, the largest component of the Company's PEO operations, also increased, to 2.8% in Q3 1999 from 2.6% in Q3 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $6.3 million, or 33.2%, to $25.5 million in Q3 1999 from $19.2 million in Q3 1998. This increase was primarily a result of a $2.9 million increase in the provision for doubtful accounts and a $1.4 million increase in variable compensation based on employee performance. This increased variable compensation, intended to create incertives for immediate improvements during the Restructuring period, is expected to continue in the fourth quarter of 1999 as well as in subsequent periods, depending on performance. . The remainder of the increase was primarily due to short-term increases in professional fees and legal and regulatory settlements. The increase in the provision for doubtful accounts was comprised primarily of a $2.7 million non-recurring charge arising from the anticipated sale to third parties of certain accounts receivable primarily more than 180 days past due, including the transaction discussed in Note 11 to the Company's Consolidated Financial Statements, which was consummated in November 1999. As a result of the Restructuring and related actions already taken, the Company expects SG&A costs to decrease from pre-Restructuring levels by approximately $8.9 million per annum. In the fourth quarter of 1999, SG&A should decrease by approximately $4.2 million as compared to SG&A for Q3 1999, which included a non-recurring increase in the provision for doubtful accounts.

         Restructuring and Asset Impairment Charges. During Q3 1999, the Company recorded a Restructuring reserve of $5.1 million as well an expense of $2.5 million for the write-down of impaired goodwill and other long-lived assets. The Company anticipates that restructuring charges, including professional consulting fees and retention bunuses, will continue at a reduced level in the fourth quarter of 1999. See Notes 2 and 3 to the Company's Consolidated Financial Statements.

         Net Interest and Other Expense. Net interest and other expense decreased by $0.3 million, to $1.3 million in Q3 1999 from $1.6 million in Q3 1998. This decrease was primarily due to a non-operating gain of $0.5 million from the sale of Office Ours, the Company's former clerical staffing division (see Note 2 to the Company's Consolidated Financial Statements), offset by a $0.2 million increase in interest expense arising from higher interest rates paid on the Revolving Credit Facility in Q3 1999 as compared to Q3 1998.

         Net (Loss) Income. Net (loss) income decreased by $9.8 million, to an $8.3 million loss in Q3 1999 from $1.5 million net income in Q3 1998. This decrease was due to a $15.6 million reduction in operating income (resulting from $7.6 million of Restructuring and asset impairment charges, a $6.3 million increase in SG&A and a $1.7 million decrease in gross profit), a $0.2 million increase in interest expense and a $0.5 million non-operating gain on sale, all discussed above, partially offset by a related $5.5 million decrease in income taxes. The effective tax rate increased to 37.5% in Q3 1999, from 23.1% in Q3 1998, primarily due to the tax benefit of employment tax credits in Q3 1999 being added to the tax benefit of a net loss in Q3 1999, as compared to those credits being deducted from the tax expense related to net income in Q3 1998.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net Revenues. Net revenues increased $27.5 million, or 6.7%, to $436.7 million in the nine months ended September 30, 1999 ("YTD 1999") from $409.2 million in the nine months ended September 30, 1998 ("YTD 1998"). This increase resulted primarily from PEO revenue growth of $21.7 million, or 11.9%, as well as growth in staffing revenues of $6.3 million, or 2.9%, during the same periods. Tandem revenues, which are comprised of staffing revenues plus industrial staffing client payrolling revenues that are currently reported as part of PEO revenues but will be retained by the Company after the sale of Synadyne, increased $13.5 million, or 5.8%, in YTD 1999 as compared to YTD 1998. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of work-site employees at certain existing PEO clients. The increase in Tandem and staffing revenues was primarily due to new customers and growth with existing customers in certain geographic markets that recorded double digit growth, although the Company also experienced lower growth or declining revenues in other geographic markets due to the loss or cancellation by the Company of some large customers, high employee turnover and Company locations not operating consistently with the Company's strategy.

         System revenues, which include franchise revenues not earned by or available to the Company, increased $9.4 million, or 2.0%, to $482.9 million in YTD 1999 from $473.5 million in YTD 1998. The increase in system revenues was attributable to the $27.5 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of September 30, 1999 increased $9.4 million, or 18.7%, YTD 1999 as compared to YTD 1998, offset by a $33.6 million decrease in revenues for the same period resulting from other franchisees no longer operating. The result is a net decrease of franchise revenues of $24.2 million. The Company acquired and converted 17 franchise locations to Company-owned locations during 1998 and also allowed the early termination of franchise agreements in 1998 and 1999 attributable to another 18 locations to enable the Company to develop the related territories.

         Gross Profit. Gross profit (margin) decreased $1.0 million, or 1.6%, to $61.1 million in YTD 1999, from $62.1 million in YTD 1998. Gross profit as a percentage of net revenues decreased to 14.0% in YTD 1999 from 15.2% in YTD 1998. This decrease was primarily due to (i) decreased gross profit margin percent for the Company's staffing operations and
         (ii) the lower growth rate for staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In YTD 1999, PEO operations generated gross profit margins of 3.9% as compared to gross profit margins of 20.8% generated by staffing operations.

         Margin percent for the Company's staffing operations decreased to 20.8% in YTD 1999 from 22.5% in YTD 1998. Margin percent for Tandem, as defined above, decreased to 19.8% from 21.5% for the same periods. The decreases were primarily due to the impact of (i) fewer small contracts of a just-in-time nature or shorter duration for which the Company historically earned higher margins and (ii) the increased wages necessary to recruit staffing employees in areas of historically low unemployment. The Company anticipates some stabilization in margin by the end of 1999, with margin improvement occurring in 2000 as a result of refocusing sales efforts on just-in-time business in those locations where such business is more typical of the local market, as well as pricing to reflect local market conditions.

         PEO gross profit margin percent increased to 3.9% in YTD 1999 from 3.7% in YTD 1998, primarily due to an increase in the volume of PEO services provided to industrial clients at higher gross profit margins than the more typical white-collar clients. Gross profit margin for the Synadyne division, the largest component of the Company's PEO operations, was 3.2% in Q3 1999 and Q3 1998.

         Selling, General and Administrative Expenses. SG&A increased $11.9 million, or 22.2%, to $65.5 million in YTD 1999 from $53.6 million in YTD 1998. This increase was primarily a result of a $3.4 million increase in the provision for doubtful accounts, $3.2 million in direct operating costs related to the 1998 Acquisitions (for the portion of YTD 1999 for which there was no corresponding YTD 1998 activity), a $1.6 million increase in variable compensation based on employee performance and a $1.5 million short-term increase in professional fees. The increased variable compensation, intended to create incentives for immediate improvements during the Restructuring period, is expected to continue in the fourth quarter of 1999 as well as in subseqent periods, depending on performance. The remainder of the increase was primarily due to costs for telecommunication (primarily for the new field operating system), recruiting key management and service employees and legal and regulatory settlements. The increase in the provision for doubtful accounts was comprised primarily of a $2.7 million non-recurring charge arising from the anticipated sale to third parties of certain accounts receivable primarily more than 180 days past due, including the transaction discussed in Note 11 to the Company's Consolidated Financial Statements, which was consummated in November 1999. As a result of the Restructuring and related actions already taken, the Company expects SG&A costs to decrease from pre-Restructuring levels by approximately $8.9 million per annum. In the fourth quarter of 1999, SG&A should decrease by approximately $4.2 million as compared to SG&A for Q3 1999, which included a non-recurring increase in the provision for doubtful accounts.

         Restructuring and Asset Impairment Charges. During YTD 1999, the Company recorded a Restructuring reserve of $5.1 million as well an expense of $2.5 million for the write-down of impaired goodwill and other long-lived assets. The Company anticipates that restructuring charges, including professional consulting fees and retention bonuses, will continue at a reduced level in the fourth quarter of 1999. See Notes 2 and 3 to the Company's Consolidated Financial Statements.

         Net Interest and Other Expense. Net interest and other expense increased by $0.4 million, to $4.5 million in YTD 1999 from $4.1 million in YTD 1998. This increase was primarily due to a $1.0 million increase in interest expense, arising from (i) an increase in total debt outstanding related to the purchases of the 1998 Acquisitions,
         (ii) financing costs related to increased accounts receivable arising from increased staffing revenues and (iii) higher interest rates paid on the Revolving Credit Facility in Q3 1999 as compared to Q3 1998. The effect of these items was partially offset by a decrease in the average interest rate as a result of the Securitization Facility, effective July 1998. The increase in interest expense was offset by a non-operating gain of $0.5 million from the sale of Office Ours, the Company's former clerical staffing division - see Note 2 to the Company's Consolidated Financial Statements.

         Net (Loss) Income. Net (loss) income decreased by $13.4 million, to a $10.1 million loss in YTD 1999 from $3.3 million net income in YTD 1998. This decrease was primarily due to a $20.5 million reduction in operating income (resulting from $7.6 million of Restructuring and asset impairment charges, an $11.9 million increase in SG&A and a $1.0 million decrease in gross profit), a $1.0 million increase in interest expense and a $0.5 million non-operating gain on sale, all discussed above, partially offset by a related $7.4 million decrease in income taxes. The effective tax rate increased to 38.6% in YTD 1999, from 24.0% in YTD 1998, primarily due to the tax benefit of employment tax credits in Q3 1999 being added to the tax benefit of a net loss in Q3 1999, as compared to those credits being deducted from the tax expense related to net income in Q3 1998.

         ADDITIONAL OPERATING AND SEGMENT INFORMATION

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 differ from the operating information presented below, as explained in footnote 1 to the table in "_Results of Operations" above. Gross profit amounts and percentages discussed below are also calculated on a consistent basis with the revenues reported below. See Note 10 to the Company's Consolidated Financial Statements.

         FLEXIBLE INDUSTRIAL STAFFING:

         Net revenues from the Company's staffing services increased $6.3 million, to $221.4 million for YTD 1999 from $215.1 million for YTD 1998, or an annualized growth rate of 2.9%. Staffing's share of the Company's total net revenues decreased to 50.7% for YTD 1999 from 52.6% for YTD 1998, reflecting a lower internal growth rate for staffing services as well as the Company's discontinuance of staffing acquisitions since October 1998. The Company expects this relatively lower internal growth rate and the absence of acquisition activity to continue for the remainder of 1999 and at least the first six months of 2000. Also, in connection with the Restructuring, as of September 30, 1999 the Company has sold or identified for sale to third parties 12 Tandem offices. As a result, the Company expects industrial staffing's share of the Company's total net revenues to continue to decline throughout 1999, unless and until Synadyne, the PEO division, is sold.

         Gross profit from the Company's staffing services decreased $2.3 million, to $46.1 million for YTD 1999 from $48.4 million for YTD 1998, or an annualized decrease of 4.7%. Consistent with the revenue trend discussed above, this represented a decreased share of the Company's total gross profit, to 75.5% for YTD 1999 from 77.9% for YTD 1998.

         PEO:

         Net revenues from the Company's PEO services increased $21.7 million, to $204.5 million for YTD 1999 from $182.8 million for YTD 1998, or an annualized growth rate of 11.9%. Due to a higher internal growth rate for PEO services as well as the Company's discontinuance of staffing acquisitions since October 1998, PEO revenues represented an increased share of the Company's total net revenues, to 46.8% for YTD 1999 from 44.7% for YTD 1998. The Company expects that PEO sales growth will continue at its present rate during most of 1999. The Company is currently attempting to sell the Synadyne division, which is the largest component of the Company's PEO operations.

         Approximately 20% of the Company's YTD 1999 PEO revenues (24% of Synadyne's YTD 1999 revenues) were from services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. The corporate employer recently began granting that designation on a national basis only and the Company has been granted that designation for 1999. In November 1999, the common corporate employer announced its intent to convert approximately 43% of its agents to independent contractor status, and to terminate approximately 10% of its non-agent workforce, beginning in May 2000. These changes could affect the preferred provider program, reduce the number of agents utilizing the Company's services and/or the level of services utilized by those agents. Approximately 21% of the above revenue attributed to this common corporate employer comes from agents that were already independent contractors as of September 30, 1999. In addition, the Company is aware of litigation that has been pending for more than one year against that corporate employer regarding its use of professional employer organization and staffing services in general and the need to provide additional benefits to those employees in particular. The Company has not determined what impact, if any, that the ultimate result of these developments will have on its financial position or results of operations.

         Gross profit from the Company's PEO services increased $1.4 million, to $8.1 million for YTD 1999 from $6.7 million for YTD 1998, or an annualized growth rate of 19.7%. This also represented an increased share of the Company's total gross profit, to 13.2% for YTD 1999 from 10.8% for YTD 1998.

         FRANCHISING:

         Net revenues from the Company's franchising operations increased $0.5 million, to $5.5 million for YTD 1999 from $5.0 million for YTD 1998, or an annualized growth rate of 10.4%. Franchising operations represented an increased share of the Company's total net revenues, to 1.3% in YTD 1999 from 1.2% for YTD 1998, reflecting buyout payments received in 1999 from former franchisees and the 18.7% growth in revenues of franchises operating as of September 30, 1999. The Company allowed the early termination (buyout) of certain franchise agreements in 1998 and 1999, attributable to 18 locations, to enable the Company to develop the related territories. Due to the reduced number of remaining franchises, the Company does not anticipate buyout payments in the future to be of the magnitude recorded in YTD 1999, although the Company expects to continue to convert select franchise locations to Company-owned locations after 1999 and to allow terminations of franchise agreements in key markets that the Company believes it can develop further. Such acquisitions and terminations will be subject to the Company's ability to negotiate them on acceptable terms. The Company also expects to continue to sell new franchises in smaller, less populated geographic areas, and to sell franchise rights to certain existing Company-owned locations that the Company believes are not sufficiently profitable or no longer fit in its clustering market strategy. See "__General" above. Franchise sales will be subject to, among other factors, the success of the Company's marketing efforts in this regard. The Company has sold 12 new franchise locations in YTD 1999 (seven in Q3 1999), as compared to 11 new franchise locations in 1998 and seven new franchise locations in 1997. The Company expects its base franchising revenues from existing and new franchises to continue growing at the present rate for the remainder of 1999 and 2000, although total franchising revenue trends may be affected by variations in buyout revenue.

         Gross profit from the Company's franchising operations increased $0.5 million, to $5.5 million for YTD 1999 from $5.0 million for YTD 1998, or an annualized growth rate of 10.4%. Consistent with the revenue trend discussed above, this area represented an increased share of the Company's total gross profit, to 9.0% for YTD 1999 from 8.0% for YTD 1998.

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

         Though there is a seasonal reduction of industrial staffing revenues in the first two quarters of a year as compared to the third and fourth quarters of the prior year, the Company does not reduce the related core personnel and other operating expenses proportionally. The related core personnel and other operating expenses are not reduced because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as industrial staffing revenues although the net income contribution of PEO revenues expressed as a percentage of sales is significantly lower than the net income contribution of industrial staffing revenues. As a result of the above factors, the Company historically experiences operating income in the first two quarters of a year that is significantly less than (i) the third and fourth quarters of the preceding year and (ii) the subsequent quarters of the same year, although this will not be the case in 1999 due to charges related to the Restructuring and the impairment of goodwill and other long-lived assets, among other things.

         LIQUIDITY AND CAPITAL RESOURCES

         DEBT AND OTHER FINANCING

         The Company's primary sources of funds for working capital and other needs are (i) a $28.4 million credit line (the "Revolving Credit Facility") and (ii) a $50.0 million credit facility, based on and secured by the Company's accounts receivable (the "Receivable Facility"). Both facilities are provided by a syndicate of lenders led by BankBoston, N.A. and expire on December 31, 1999. The Company is currently negotiating with the lenders syndicate and potential new lenders to provide financing for some period after December 31, 1999, under a mutually acceptable structure and terms. See "__Future Liquidity".

         The above agreements, which were finalized on October 5, 1999 (a) replaced the previously existing $50.0 million securitization facility and (b) amended the previously existing $29.9 million revolving credit facility (which included letters of credit of $8.4 million) to (i) reduce the maximum availability to $28.4 million, including existing letters of credit of $6.4 million, (ii) eliminate certain financial covenants and (iii) add events of default, including a provision enabling the lenders syndicate to increase the stated interest rate and/or accelerate the maturity date of the facility if, in their sole discretion, the lenders are not satisfied with the Company's business operations or prospects. The new agreements also contain terms that increase the weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses and not including a higher default rate, to approximately 10.8% per annum, compared to approximately 7.1% per annum under the old agreements.

         The Receivable Facility bears interest at BankBoston's base (prime) rate plus 2.0% per annum (currently 10.25%), while the Revolving Credit Facility bears interest at base plus 2.5% per annum in October 1999, base plus 4.0% per annum in November 1999 and base plus 5.0% per annum thereafter. In addition, the Company paid an initial fee related to the

         Receivable Facility that is approximately equal to another 1.0% per annum for the three-month term of that loan plus legal fees and other expenses related to both facilities totaling approximately $0.3 million, most of which was expensed in the third quarter of 1999.

         The previously existing securitization facility was a financing arrangement under which the Company could sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which used the receivables to secure A-1 rated commercial paper (the "Securitization Facility"). The Company's cost for this arrangement was classified as interest expense and was based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn was determined by prevailing interest rates in the commercial paper market and was approximately 5.45% as of September 30, 1999. As of September 30, 1999, a $46.9 million interest in the Company's uncollected accounts receivable had been sold under this agreement, which amount is excluded from the accounts receivable balance presented in the Company's consolidated financial statements.

         Outstanding amounts under the Revolving Credit Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of Common Stock of each of its subsidiaries. Amounts borrowed under the Revolving Credit Facility incurred interest primarily at the Eurodollar rate prior to June 30, 1999 and at BankBoston's base rate plus a margin based upon the ratio of the Company's total indebtedness to the Company's earnings (as defined in the Revolving Credit Facility). As of September 30, 1999, the Company had outstanding borrowings under the Revolving Credit Facility of $17.8 million, bearing interest at an annualized rate of 9.0%.

         In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, during 1999 the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable subordinated to the Revolving Credit Facility. As of August 12, 1999 the Company had not made all of the scheduled payments due and, as a result, at that time became in default of this debt having a total principal outstanding of $9.2 million as of September 30, 1999, but subsequently reduced to $6.9 million in connection with the Company's sale of certain operations as part of the Restructuring and related actions. See Notes 2 and 3 to the Company's Consolidated Financial Statements. Due to the subordinated status and other terms of the debt, the remaining payees are unable to take collection actions against the Company for at least six months. Acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from five of fourteen remaining payees as of November 8, 1999. See Notes 5 and 7 to the Company's Consolidated Financial Statements.

         In addition to the indebtedness discussed above, as of September 30, 1999 the Company had (i) bank standby letters of credit outstanding in the aggregate amount of $6.4 million (which are issued as part of the Revolving Credit Facility, although reduction of letters of credit does not currently result in additional borrowing capacity) to secure the pre-1999 portion ($4.8 million) of the workers' compensation obligations recorded as a current liability on the Company's balance sheet; (ii) obligations under capital leases for property and equipment in the aggregate amount of $3.3 million; (iii) obligations under mortgages totaling $4.1 million and (iv) obligations for insurance premiums and other matters totaling $0.6 million. The Company expects that in November 1999 the outstanding letters of credit will be reduced by approximately $2.0 million, to more closely correlate with the accrued liability supported by the letters of credit.

         HISTORICAL SUMMARY OF CASH FLOWS

         The Company's principal uses of cash are for wages and related payments to temporary and PEO employees, operating costs, acquisitions, capital expenditures and repayment of debt and interest thereon. For YTD 1999, no cash was provided by operations, primarily due to restructuring costs, short-term increases in professional fees, additional cash payments caused by the change in the Company's workers' compensation program described below, and operating losses. Cash provided by operations was $47.0 million in YTD 1998, primarily due to the Company's sale of a significant portion of its trade accounts receivable under the Securitization Facility when it was first established in 1998 see "__Debt and Other Financing". Cash provided by investing activities during YTD 1999 was approximately $2.5 million, compared to $30.6 million used in YTD 1998, primarily expenditures of $27.9 million for acquisitions (primarily intangible assets). Cash used in financing activities during YTD 1999 was approximately $6.7 million, comprised primarily of a $3.2 million net repayment of the Revolving Credit Facility and $3.5 million of repayments of long-term debt. Cash used in financing activities during YTD 1998 was approximately $14.5 million, composed primarily of $14.0 million in net repayments of the Revolving Credit Facility and $3.5 million of repayments of long-term debt, offset by a $3.4 million increase in the Company's liability for outstanding payroll checks (in excess of the funded bank balances). The net reduction of the Revolving Credit Facility during YTD 1998 was primarily due to the Company's application of proceeds received from the sale of its trade accounts receivable under the Securitization Facility.

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

         In July and November 1999, the Company renegotiated the schedule of payments due under the pre-funded deductible program, in order to improve its liquidity. As a result of both negotiations, the original $13.3 million total of the 1999 payments was reduced to $11.4 million, the originally scheduled May and June payments were deferred and incorporated into revised monthly payments for the remainder of the year and the originally scheduled December payment was substantially eliminated. The revised schedule resulted in payment of 27% of the revised annual total in the third quarter and calls for 46% of the revised annual total to be paid in the fourth quarter. The Company is evaluating whether to continue this pre-funded deductible program in 2000, which may have a cost advantage or to revert to letter of credit backing for its unfunded liabilities, which may have a liquidity advantage.

         ACCOUNTS RECEIVABLE

         The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 30 to 60 days from the presentation date of the invoice. Beginning in the fourth quarter of 1998, the Company experienced an increase in the percentage of its staffing accounts receivable that are past due. As a result, the Company has taken several actions including, among other things, increasing the number of employees focusing on accounts receivable issues and establishing employee compensation plans based on satisfactory collections, which it believes has begun to satisfactorily address this issue so that there is no adverse long-term impact to the Company. In the event that new staffing offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash to fund operations, primarily receivables. However, the disposition of 20 staffing offices as part of the Restructuring during the third and fourth quarters of 1999, will decrease the requirements for cash to fund operations, unless the customer activity handled in a closed location is transferred to another Company-owned location. The Company currently expects its accounts receivable to decrease by approximately $2.0 million related to the 12 staffing offices being sold to third parties, although the working capital benefit will be substantially less due to the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation.

         The Company pays its PEO employees on a weekly, bi-weekly, semi-monthly or monthly basis for their services, and currently receives payments on a simultaneous basis from approximately 80% (based on revenues) of its existing customers, with the remainder paying on average 30 to 45 days from the presentation date of the invoice. If and when Synadyne is sold, the Company expects its accounts receivable to decrease by approximately $8.0 million, although the working capital benefit will be substantially offset by the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation.

         On November 4, 1999, the Company sold certain trade accounts receivable, with a face value of approximately $4.3 million and primarily more than 180 days past due, to unrelated third parties for proceeds of approximately $220,000. As of September 30, 1999, the Company had recorded an additonal $2.7 million in the provision for doubtful accounts and as a result these receivables were fully reserved for the difference between the face value and the proceeds.

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

         FUTURE LIQUIDITY

         The Company has announced several recent actions that are expected to improve the Company's liquidity, both immediately and over a longer period of time, including the divestiture of certain Company operations and reduction of its workforce (see "__General" above and Note 2 to the Company's Consolidated Financial Statements). Although there can be no assurances, the Company expects that the current lenders syndicate will continue to extend adequate financing through December 31, 1999 to meet the Company's needs, based on this ongoing restructuring of Company operations. The Company is currently negotiating with the lenders syndicate and potential new lenders to provide financing for some period after December 31, 1999, under a mutually acceptable structure and terms. The Company could experience liquidity problems depending on the ability and willingness of the lenders syndicate to continue lending to the Company, and the availability and cost of financing from alternative sources.

         Based on its recent discussions with the lenders syndicate and other financing sources, the Company believes that it will be able to replace or extend the Receivable Facility under similar terms, including interest rates, for a period subsequent to December 31, 1999; however, the Company believes that the Revolving Credit Facility, which had a $24.2 million outstanding balance (including letters of credit of $6.4 million) as of September 30, 1999, will need to be replaced by a combination of medium-term debt secured primarily by property and equipment and a second lien on accounts receivable ("Term Debt") and medium-term subordinated debt ("Subordinated Debt"). The Term Debt would be expected to bear interest between 8.0% to 10.0% per annum and the Subordinated Debt would be expected to bear interest between 10.0% to 13.0% per annum, plus warrants providing an ownership interest in the Company sufficient to increase the total yield to 25.0% to 30.0% per annum. The Company expects that the combined Term Debt and Subordinated Debt will be approximately $15.0 to $20.0 million based on and subject to the following items affecting liquidity in addition to the results of the Company's operations in the fourth quarter of 1999:
         (i) net after-tax proceeds from the sale of the corporate support center building, the Synadyne division and the Tandem branches identified for disposition, (ii) successful renegotiation of the payment schedules for the defaulted and/or accelerated subordinated acquisition debt and (iii) higher working capital requirements due to increased workers' compensation payments for the 1999 program in the fourth quarter of 1999, as discussed above.

         The Company believes that funds provided by operations, asset sales, borrowings under the Revolving Credit Facility and the Receivable Facility, or replacement facilities, and current cash balances will be sufficient to meet its presently anticipated needs for working capital and capital expenditures, not including new acquisitions, for the next twelve months. Significant new acquisitions, which the Company does not expect to pursue during the next twelve months, would require expanded or new borrowing facilities, issuance of Common Stock and/or additional debt or equity offerings. There can be no assurance that additional or replacement capital will be available to the Company on the above described terms or on any other acceptable terms. If long-term financing is not obtained by the Company, its financial condition, cash flows and results of operations could be materially and adversely affected.

         ACQUISITIONS

         From 1995 to 1998, the Company made 34 staffing acquisitions including 88 offices and approximately $180.0 million in revenues for the twelve months preceding each acquisition. These acquisitions have resulted in a significant increase in goodwill and other intangible assets and correspondingly have resulted and will continue to result in increased amortization expense. In addition, the amount of these intangible assets as a percentage of the Company's total assets and shareholders' equity has increased significantly.

         During the third quarter of 1999, the Company wrote off approximately $5.0 million of these intangible assets, $2.5 million representing the excess of the book value over the expected net realizable value of assets identified for disposition and expensed as part of the third quarter 1999 restructuring charge and another $2.5 million related to assets to be retained by the Company that were considered impaired based on its analysis of anticipated discounted future cash flows at that time. See Notes 2 and 3 to the Company's Consolidated Financial Statements. While the remaining net unamortized balance of intangible assets as of September 30, 1999 is not considered to be impaired, any future determination requiring the write-down of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations.

         As of November 8, 1999, no acquisitions were made during 1999 and it is not anticipated that any acquisitions will be made in the next twelve months.

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

         The Y2K issue can affect the Company's flexible staffing and PEO operations, including, but not limited to, payroll processing, cash and invoicing transactions, and financial reporting and wire transfers from and to the Company's banking institutions. In 1996, the Company initiated a conversion of the primary software being used in its flexible staffing and PEO operations, as well as its corporate-wide accounting and billing software ("Core Applications"). Although this conversion was undertaken for the primary purpose of achieving a common data structure for all significant Company applications as well as enhancing processing capacity and efficiency, the Company believes that it also will result in software that properly interprets dates beyond the year 1999 ("Y2K Compliant").

         THE COMPANY'S STATE OF READINESS:

         The Company has implemented a Y2K readiness program with the objective of having all of the Company's significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of the Company's readiness program was to identify the internal Information Systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort was completed during the second quarter of 1999. The second component of the Y2K readiness program involved the actual remediation and replacement of Information Systems. The Company has used both internal and external resources to complete this process. Information Systems ranked highest in priority, such as the corporate accounting and billing software, have been remediated or replaced. The remediation and replacement of internal Information Systems and Information Systems utilized in franchise locations, including the final testing and certification for Y2K readiness, was completed in the third quarter of 1999. The Company has retained a consulting firm to perform a third party review of its Core Applications, which review was completed recently and no additional remediation needs were identified. The Company also completed the final phase of remediation for its desktop-related hardware in October 1999.

         As to the third component of the Y2K readiness program, the Company has identified its significant customers, vendors and creditors that are believed, at this time, to be critical to business operations subsequent to January 1, 2000, and has requested and received assurances that these companies are Y2K ready. The Company has been notified by the bank which is responsible for processing payroll transactions for all Synadyne customers and core Company employees that it is unable to electronically load the Company's existing payee database into the Y2K Compliant version of their automated clearing house (ACH) payment software. The Company believes that it will be able to manually load this database in sufficient time to avoid disruptions in these processes or if not, that it will be able to adequately process payrolls using alternative methods such as checks until the database is loaded. There can be no assurance, however, that the Information Systems provided by or utilized by other companies which affect the Company's operations will be timely converted in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

         RISKS:

         If needed remediations and conversions to the Information Systems were not properly completed by the Company or its materially-significant customers or vendors, the Company could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's operations, liquidity or financial condition. Although not anticipated, the most reasonably likely worst case scenario in the event the Company or its key customers or vendors fail to resolve the Y2K issue would be an inability on the part of the Company to perform its core functions of payroll administration, tax reporting, unemployment and insurance claims filings, billing and collections, and health benefits administration. Factors which could cause material differences in results, many of which are outside the control of the Company, include, but are not limited to, the Company's ability to identify and correct all relevant computer software, the accuracy of representations by manufacturers of the Company's Information Systems that their products are Y2K Compliant, the ability of the Company's customers and vendors to identify and resolve their own Y2K issues and the Company's ability to respond to unforeseen Y2K complications.

         CONTINGENCY PLANS:

         While the Company continues to focus on solutions for Y2K issues, and expects to be Y2K Compliant in a timely manner, the Company, concurrently with the Y2K readiness measures described above, has established a Y2K project team whose mission is to develop contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. The Company's Y2K project team, consisting of personnel from management, information systems/technology and legal areas, has developed such plans and the cost estimates to implement them. Contingency plans include purchasing or developing alternative software programs, the purchase of computer hardware and peripheral equipment, and other appropriate measures. Contingency plans and related cost estimates will be continually refined, as additional information becomes available.

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

         FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q are forward-looking statements, including, but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, the Restructuring and related actions, expected sales and other operating results, seasonality, inflation, the effect of changes in the Company's gross margin and operating expenses, the Company's liquidity, anticipated capital spending, the availability and cost of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, the exposure to certain regulatory and tax issues, the Company's ability to resolve the Year 2000 issue and the related costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and trends identify forward-looking statements. Such forward-looking statements involve known and unknown risks and are also based upon assumptions of future events, which may not prove to be accurate. Therefore, actual results may differ materially from any future results expressed or implied in the forward-looking statements. These known and unknown risks and uncertainties, include, but are not limited to changes in U.S. economic conditions, particularly in the manufacturing sector; the Company's dependence on regulatory approvals; its future cash flows, sales, gross margins and operating costs, including the Company's ability to implement and maintain cost reductions in connection with the Restructuring; the Company's ability to sell or otherwise dispose of non-strategic assets under satisfactory terms and timing; the effect of changing market and other conditions in the staffing industry; the ability of the Company to continue to grow; legal proceedings, including those related to the actions of the Company's temporary or leased employees; the availability and cost of financing; the ability to maintain existing banking relationships and to establish new ones; the Company's ability to raise capital in the public equity markets; the ability to successfully integrate past and future acquisitions into the Company's operations; the recoverability of the recorded value of goodwill and other intangible assets arising from past and future acquisitions; the general level of economic activity and unemployment in the Company's markets, specifically within the construction, manufacturing, distribution and other light industrial trades; increased price competition; changes in and the Company's ability to comply with government regulations or interpretations thereof, particularly those related to employment; the continued availability of qualified temporary personnel; the financial condition of the Company's clients and their demand for the Company's services (which in turn may be affected by the effects of, and changes in, U.S. and worldwide economic conditions); collection of accounts receivable; the Company's ability to retain large clients; the Company's ability to recruit, motivate and retain key management personnel; the costs of complying with government regulations (including occupational safety and health provisions, wage and hour and minimum wage laws and workers' compensation and unemployment insurance laws) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations; volatility in the workers' compensation, liability and other insurance markets; inclement weather; interruption, impairment or loss of data integrity or malfunction of information processing systems; changes in government regulations or interpretations thereof, particularly those related to PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

         In addition, the market price of the Company's stock may from time to time be significantly volatile as a result of, among other things, the Company's operating results, the operating results of other temporary staffing and PEO companies, economic conditions, the proportion of the Company's stock available for active trading, the exchange listing options available to and/or chosen by the Company and the performance of the stock market in general.

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

         Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Form 10-K for the year ended December 31, 1998, Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 and the Company's Registration Statement on Form S-3 (File No. 333-69125), including the "Risk Factors" section thereof, filed with the Securities and Exchange Commission on December 17, 1998, and declared effective on January 6, 1999.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In seeking to minimize the risks and/or costs associated with its borrowing activities, the Company had entered into a derivative financial instrument transaction to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. This financial instrument was terminated on June 30, 1999 - See Note 5 to the Company's Consolidated Financial Statements for additional information. This hedge did not result in a material change in the Company's recorded interest expense while it was in effect, as the underlying interest rates were below the ceiling designated in the hedge. Furthermore, these underlying interest rates as of September 30, 1999 were also below the ceiling designated in the hedge.

         As part of recent changes made to the Revolving Credit Facility, subsequent to June 30, 1999 the lenders syndicate did not allow the Company to choose Euro rate borrowings, which resulted in an effective increase in the Company's borrowing rate under that facility of approximately 0.8% per annum. In addition, new banking agreements entered into by the Company on October 5, 1999 contain terms that increased the weighted average interest rate payable on the outstanding balances, exclusive of related fees and expenses and not including a higher default rate, from approximately 7.1% per annum to approximately 10.8% per annum. See Note 5 to the Company's Consolidated Financial Statements. These increases were based on the bank's credit assessment of the Company and were not as a result of or reflective of market risk.

         Although the proportion of the Company's interest bearing debt classified as a current liability has increased significantly since December 31, 1998, this is primarily a reflection of acceleration or modification of debts due to the Company's payment or covenant default and does not indicate a significant change in the relative proportion of fixed rate versus variable rate debt carried by the Company since December 31, 1998.

         Accordingly, there has been no material change in the Company's assessment of its sensitivity to market risk as of September 30, 1999, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

         PART II - OTHER INFORMATION


         ITEM 1 - LEGAL PROCEEDINGS


         As previously disclosed in the Company's 10-K filed with the Securities and Exchange Commission on March 31, 1999, on November 12, 1997, an action was commenced against the Company in the Circuit Court for Oakland County, Michigan under the title Vervaecke vs. OutSource International, Inc., et al (Case No. 97-1283-CL). The plaintiff and the Company settled this case in the third quarter of 1999, with no material impact on the Company's past or future financial condition or results of operations.


         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         As discussed in Note 5 to the Company's Consolidated Financial Statements, the Company was not in compliance with the financial covenants included in its Revolving Credit Facility as of June 30, 1999, although the lenders syndicate waived such non-compliance until amendments and replacement agreements were executed on October 5, 1999. These agreements, among other things, eliminated those financial covenants.


         ITEM 5 - OTHER INFORMATION

         Effective August 2, 1999, J.G. (Pete) Ball, a principal of Crossroads Capital Partners, LLC, agreed to serve in the newly created position of interim chief operating officer of the Company and President of the Tandem division during the restructuring process. Mr. Ball will work with the Board of Directors and senior management to ensure the Company's new business plan, as a result of the restructuring, is implemented. See Note 6 to the Company's Consolidated Financial Statements.

         Effective August 5, 1999, Ronald Blain resigned his position as Tandem's chief operating officer. The Company has contracted with an executive search firm to identify a new President and CEO of Tandem.

         Effective August 4, 1999, Carolyn Noonan joined the Company as Vice President and Controller, the Company's principal accounting officer, and Robert Tomlinson, formerly Chief Accounting Officer, was appointed as Vice President and the Company's Treasurer.

         In order to maintain listing on the Nasdaq National Market, the Company's common stock must be in compliance with various criteria, including a minimum level of market value of public float. In November 1999, the Company was notified by Nasdaq-Amex that unless the Company's common stock demonstrates compliance with the required level of market value of public float prior to January 27, 2000, the Company will have to apply for listing on The Nasdaq SmallCap Market. The Company is considering all its options, including the right to appeal.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS:

         Number            Description

         3.1     Amended and Restated Articles of Incorporation of the
                 Company (1)
         3.2     Amended and Restated Bylaws of the Company (2)
         4.3     Shareholder Protection Rights Agreement (2)
         4.6     Warrant Dated February 21, 1997 Issued to Triumph-Connecticut
                 Limited Partnership (3)
         4.7     Warrant Dated February 21, 1997 Issued to Bachow Investment
                 Partners III, L.P. (3)
         4.8     Warrant  Dated  February 21, 1997 Issued to State Street Bank
                 and Trust Company of
                 Connecticut,  N.A., as Escrow Agent (3)
         10.19   Third Amended and Restated Credit Agreement among OutSource
                 International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston,
                 Connecticut, as agent - Revolving Credit Facility dated as of
                 July 27, 1998. (4)
         10.34   Receivables Purchase and Sale Agreement dated July 27, 1998 among OutSource International, Inc., OutSource Franchising,
                 Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne
                 II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V,
                 Inc., and OutSource International of America, Inc., each as an originator, and OutSource Funding Corporation, as the buyer, and OutSource International, Inc., as the servicer.(4)
         10.35   Receivables Purchase Agreement dated July 27, 1998 among
                 OutSource Funding Corporation, as the seller, and EagleFunding
                 Capital Corporation, as the purchaser, and BancBoston
                 Securities, Inc., as the deal agent and OutSource
                 International, Inc., as the servicer (4)
         10.36   Intercreditor Agreement dated July 27, 1998 by and among
                 BankBoston, N.A., as lender agent; OutSource Funding
                 Corporation, OutSource International, Inc., OutSource
                 Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I,
                 Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc.,
                 Synadyne V, Inc. and OutSource International of America, Inc.,
                 as originators; OutSource International, in its separate
                 capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent. (4)
         10.50   First Amendment to Third Amended and Restated Credit Agreement
                 among OutSource International, Inc., each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of February 22, 1999. (5)
         10.51   Temporary Waiver and Second Amendment to Third Amended and
                 Restated Credit Agreement among OutSource International, Inc., its subsidiaries, each of the banks party to the Credit
                 Agreement and BankBoston, N.A., as agent for the banks, dated as of June 30, 1999. (6)
         10.53   Third Temporary Waiver to Third Amended and Restated Credit
                 Agreement among outsource International, Inc., its
                 subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of
                 August 5, 1999. (6)
         10.55   Third Amendment to Third Amended and Restated Credit Agreement
                 among Outsource International, Inc., Capital Staffing Fund,
                 Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne
                 II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V,
                 Inc., Employees Insurance Services, Inc., Outsource
                 International of America, Inc., Mass Staff, Inc., Staff All,
                 Inc., Outsource of Nevada, Inc., Employment Consultants, Inc.,
                 X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC,
                 Guardian Employer West, LLC, each of the bank parties to the
                 Credit Agreement and BankBoston, N.A., as Agent for the banks, dated as of October 1, 1999. (7)
         10.56   Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston,
                 N.A., as Agent for the banks, dated as of October 1, 1999. (7)
         10.57   Amended and Restated Receivables Purchase and Sale Agreement
                 dated as of October 1, 1999 among Outsource International,
                 Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc.,
                 Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc.,
                 Synadyne IV, Inc., Synadyne V, Inc. and Outsource International
                 of America, Inc., each as an originator, and Outsource Funding
                 Corporation, as the buyer, and Outsource International, Inc., as the servicer. (7)
         10.90   Engagement Letter between OutSource International, Inc. and
                 Crossroads Capital Partners LLC, dated as of May 7, 1999 and three addenda dated June 18, July 1 and August 2, 1999. (6)
         10.91   Finder Services Agreement between OutSource International, Inc.
                 and Crossroads Capital Partners LLC dated as of June 30, 1999.
                 (6)
         27      Financial Data Schedule

         -----------------------------------------------------------------------

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

         (6) Incorporated by reference to the exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 16, 1999.

         (7) Incorporated by reference to the exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on October 19, 1999.
         -----------------------------------------------------------------------

         (B) REPORTS ON FORM 8 - K:

         No reports were filed on Form 8-K during the quarter ended September 30, 1999. However, the Company filed an 8-K on October 19, 1999 that included information with regards to the following:

         (i) various banking agreements entered into during October 1999 that, among other things, (a) replaced the previously existing securitization facility with a $50.0 million credit facility based on and secured by the registrant's accounts receivable, expiring December 31, 1999 and
         (b) amended the previously existing $29.9 million revolving credit facility to reduce the maximum availability to $28.4 million, including existing letters of credit of $6.4 million, and modified the expiration date from July 27, 2003 to December 31, 1999 and

         (ii) a change in the Company's fiscal year from the calendar year ending December 31 to the 52 or 53 week period ending on the Sunday closest to March 31. The report covering the transition period (from January 1, 2000 through April 2, 2000) will be filed on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       OUTSOURCE INTERNATIONAL, INC.

         Date: November 15, 1999                        By:    /s/   Paul M. Burrell
                                                               ---------------------

                                                               Paul M. Burrell
                                                               President, Chief Executive Officer and
                                                               Chairman of the Board of Directors

         Date: November 15, 1999                        By:    /s/   Scott R. Francis
                                                               ----------------------

                                                               Scott R. Francis
                                                               Chief Financial Officer
                                                               (Principal Financial Officer)


                                  EXHIBIT INDEX



         Exhibit No.                    Description


         27                Financial Data Schedule