Form 10-K
period 1999-12-31
OUTSOURCE INTERNATIONAL INC
filed 2000-04-14
CIK 1013316

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

For the fiscal year ended December 31, 1999
                          -----------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting Common Stock held by nonaffiliates as of March 31, 2000 was approximately $5.9 million (based upon the closing sale price of $1.625 per share on the NASDAQ Stock Market(R) on March 31, 2000).

         As of March 31, 2000, a total of 8,657,913 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.


                                         OUTSOURCE INTERNATIONAL, INC.

                                                   INDEX


                                                   PART I

                                                                                                              Page
                                                                                                              ----
Item 1 - Business ........................................................................................       2
Item 2 - Properties.......................................................................................       9
Item 3 - Legal Proceedings................................................................................       9
Item 4 - Submission of Matters to a Vote of Security Holders..............................................      10


                                                   PART II

Item 5  - Market for Registrant's Common Equity and Related Stockholder Matters...........................      11
Item 6  - Selected Financial Data.........................................................................      12
Item 7  - Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................................      15
Item 7A - Quantitative and Qualitative Disclosures about Market Risk......................................      31
Item 8  - Financial Statements and Supplementary Data.....................................................      33
Item 9  - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................................................      71

                                                   PART III

Item 10 - Directors and Executive Officers of the Registrant..............................................      71
Item 11 - Executive Compensation..........................................................................      71
Item 12 - Security Ownership of Certain Beneficial Owners and Management..................................      71
Item 13 - Certain Relationships and Related Transactions..................................................      71

                                                   PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................      72

Signatures................................................................................................      76

Schedules.................................................................................................     S-1

         OUTSOURCE INTERNATIONAL(R), TANDEM(R) and OFFICE OURS(R) are registered trademarks of Outsource International, Inc. and its subsidiaries.

PART 1


ITEM 1 - BUSINESS

         Certain statements included in this Form 10-K are forward-looking statements and the Company's actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward-looking statements involve risks and uncertainties, some of which are further discussed under the caption "Forward-Looking Statements: Certain Cautionary Statements" of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

GENERAL

         Outsource International, Inc. (the "Company") is a national provider of human resource services focusing on the flexible industrial staffing market through its Tandem division. Tandem recruits, trains and deploys temporary industrial personnel and provides payroll administration, risk management and benefits administration services to its clients. Tandem's clients include businesses in the manufacturing, distribution, hospitality and construction industries. Through its Synadyne division, the Company offered a comprehensive package of professional employer services including payroll administration, risk management, benefits administration and human resources consultation to companies in a wide range of industries. The operations of Synadyne were sold effective April 8, 2000. The Company's office clerical staffing division, Office Ours, which the Company had operated since 1995, was sold in August 1999.

         As of March 31, 2000, the Tandem division provided approximately 22,500 flexible staffing personnel daily through a nationwide network of 98 Company locations (collectively identified as "Company-owned" offices) and 50 franchised offices. The Tandem division has approximately 8,200 clients and provides services to approximately 5,500 of such clients each day. Between 1995 and 1999, Tandem staffing revenues, excluding revenues generated by franchised offices, increased from $68.6 million to $339.1 million, a compound annual growth rate of approximately 49.1%. The Synadyne division, which began in 1994, had approximately 9,000 employees on March 31, 2000. Between 1995 and 1999, PEO revenues, excluding revenues from the provision of PEO services to Tandem franchisees, increased from $67.9 million to $224.5 million, a compound annual growth rate of approximately 31.3%.

         Between January 1995 and October 1998, the Company completed 36 acquisitions, primarily staffing companies. These acquisitions included 89 offices and collectively generated approximately $189.0 million in revenue for the twelve months preceding such acquisitions (See "Acquisitions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations). Due to these acquisitions, as well as new offices opened by the Company, the number of Company-owned staffing and PEO offices increased during this period from ten to 124 and the number of metropolitan markets (measured by Metropolitan Statistical Areas, or MSAs) served by Company-owned locations increased from one to 50. Since October 1998, the Company has made no acquisitions. As of December 31, 1999, the Company operated 90 staffing and PEO offices.

         Staffing companies provide one or more of four basic services to clients: (i) flexible staffing; (ii) PEO services; (iii) placement and search; and (iv) outplacement. Based on information provided by the American Staffing Association (formerly the National Association of Temporary and Staffing Services), the National Association of Professional Employer Organizations and Staffing Industry Analysts, Inc., 1999 staffing industry revenues were approximately $117 billion. Over the last five years, the staffing industry has experienced significant growth, due largely to the utilization of temporary help across a broader range of industries, as well as the emergence of the PEO sector. Staffing industry revenues grew from approximately $102 billion in 1998 to approximately $117 billion in 1999, or 14.7%. During that same period, the industrial staffing sector grew from approximately $14.1 billion to approximately $14.8 billion, or 5.0%. During 1999, the industrial staffing sector represented 12.6% of the staffing industry, compared to 13.8% during 1998. The Company believes that the industrial staffing market is highly fragmented and that in excess of 75% of industrial staffing revenues are generated by small local and regional companies.

         Since 1994, when the Company commenced operations of its Synadyne division, the Company had believed a strategy of operating both a staffing division and a PEO division provided it with significant competitive advantages. Both Tandem and Synadyne offered a number of common services including payroll administration, risk management and benefits administration. The Company designed and administered these services through common facilities, personnel and information systems which provided the Company with the ability to develop and provide a wider range of services at lower costs than its primary competitors. In addition, the Company was able to provide a full spectrum of staffing services to its industrial staffing clients ranging from a temporary employee for one day to comprehensive outsourcing of human resources functions through the Company's PEO division. In 1999, the Company recognized that the strategy of combining staffing and PEO services was not producing the results that had been anticipated and, as a result, the Company decided to sell the operations of its Synadyne division (as well as its Office Ours clerical staffing division), and to focus its future efforts on its Tandem flexible staffing business.

         See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - for information regarding other operating information for the Company's primary areas of operations, seasonality, and practices related to working capital items. See Note 15 to the Company's Consolidated Financial Statements for information regarding operating segment information.

COMPANY SERVICES

         The Tandem division focuses on meeting its clients' flexible staffing needs, targeting opportunities in that fragmented, growing market which the Company believes has been under-served by large full service staffing companies. Significant benefits of Tandem's services to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. Prior to the sale of Synadyne's operations effective April 8, 2000, Synadyne focused on providing PEO services to small and medium sized businesses (those with less than 500 employees), which services were intended to provide cost savings arising from the economies of scale associated with this outsourcing of human resources administration.

o Payroll Administration. The Company assumes responsibility for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, and all federal, state, county and city payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and, monitoring and responding to changing regulatory requirements. Until the sale of its Synadyne operations, the Company developed and administered customized payroll policies and procedures for each of its clients, which were fully integrated from the clients' offices to the Company's central processing center.

o Aggregation of Statutory and Non-Statutory Employee Benefits. Employee benefit packages offered to certain PEO worksite employees included health care options and supplemental benefit programs. The Company also offered multi-employer retirement plans and cafeteria plans to its eligible employees and provided workers' compensation and unemployment insurance. Workers' compensation is a state-mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages, and other costs that result from work related injuries and illnesses, regardless of fault and without any co-payment by the employee. Unemployment insurance is an insurance tax imposed by both federal and state governments. As part of its service package provided to PEO clients, the Company administered all employee benefit plans and was responsible for negotiating the benefits provided by, and the costs of, each such plan. The Company's human resources and claims administration departments served as liaisons for the delivery of such services to the client employee and monitored and reviewed workers' compensation for loss control purposes.

o Human Resources Compliance Administration. As the Company was the employer of record with respect to PEO services until the sale of Synadyne, it assumed responsibility for compliance with many employment related regulations and was prepared and trained to address compliance and regulatory issues inherent in an employment relationship. For example, the Company provided compliance administration services with respect to unemployment claims, workers' compensation claims, and claims arising under the Fair Labor Standards Act. In addition, the Company assisted its clients in understanding and complying with employment-related requirements for which the Company did not assume responsibility.

The Company continues to be the employer of record with respect to flexible staffing services and assumes responsibility for most employment regulations, including compliance with workers' compensation and state unemployment laws. As part of its base services in the flexible staffing market, the Company conducts a human resources needs analysis for clients and client employees. Based on the results of that review, the Company recommends basic and additional services that the client should implement.

         The Company provides certain other services to its flexible staffing clients on a fee-for-service basis. These services include screening, recruiting, training, workforce deployment, loss prevention and safety training, pre-employment testing and assessment, background searches, compensation program design, customized personnel management reports, job profiling, description, application, turnover tracking and analysis, drug testing policy administration, affirmative action plans, opinion surveys and follow-up analysis, exit interviews and follow-up analysis, and management development skills workshops.

OPERATIONS

Tandem Operations

         Tandem delivers its flexible staffing services through a nationwide network of 98 Company-owned and 50 franchise recruiting and dispatch branches. Company-owned branches are aggregated into 15 districts, which are combined into three geographic zones: the East, Midwest and West. Most Company-owned recruiting and dispatch branches are staffed with a branch manager, one or two service and recruiting coordinators, one or more staffing consultants and, in some cases, an office assistant. Some of the centers identified above as Company-owned are "vendor on premises" locations, where the Company has a permanent administrative presence at a client's worksite. The number of people in each of the positions will vary by the size of the recruiting and dispatch centers and by the degree of penetration of their territory within the market.

         The Company believes that its growth is due in part to its familiarity with the businesses of its clients. The Company's sales consultants visit client job sites regularly to learn what skills are required by the client's business. The branch managers conduct job site safety inspections to ensure that employees are appropriately skilled and equipped for the job. To ensure customer satisfaction, Tandem staffing consultants and service coordinators play an active role in daily work assignments. The Company also familiarizes itself with its pool of industrial employees. Each employee is subject to a three-phase process that evaluates skills, abilities and attitudes. This not only permits the Company to institute appropriate training programs and assign its workers, but also helps the Company retain desirable employees.

Synadyne Operations

         Until the Company sold the operations of the Synadyne division on April 8, 2000, it offered basic PEO services through Synadyne client service teams consisting of human resource professionals and payroll and benefits specialists located in each of the two Florida markets serviced by Synadyne. Although the client service teams had primary responsibility for servicing their assigned clients, they relied on the Company's corporate support center staff to provide advice in specialized areas such as workers' compensation, unemployment insurance benefits and payroll processing. In connection with the sale of Synadyne, the Company is obligated to provide certain support services to the buyer, including accounting and information systems services.

Sales and Marketing

         The Company markets its staffing services through two primary marketing channels, direct sales and franchising. The Company believes this dual-channel approach allows the Company to quickly access a pool of skilled employees, develop regional brand awareness and ultimately become a market leader.

o Direct sales force. It is the Company's strategy to employ the best sales force available, and all of the Company's sales associates receive a competitive compensation package that includes commissions. All sales associates receive two weeks of initial classroom and on-the-job training and attend additional training sessions on a regular basis. The additional training is conducted by specialists and by sales managers of the respective divisions.

o Franchising. The Company offers franchising arrangements for its flexible industrial staffing business. Under these franchising agreements, the Company grants the franchisee the exclusive right to operate under the Tandem trade name within a select geographic market in return for a royalty on staffing services rendered. The franchisee assumes the marketing costs and, as a result, the Company believes franchising is a cost-effective method of building regional brand awareness in secondary and tertiary markets. As of March 31, 2000, there were 50 industrial Tandem franchise locations.

Clients

         The Tandem division has approximately 8,200 clients and provides services to approximately 5,500 of such clients each day. These clients represent a cross-section of the industrial sector, of which no single client represents more than 5% of the Company's total revenues. Tandem's clients include national companies such as Browning-Ferris Industries, Inc., Michelin Corporation, Toys "R" Us, Inc. and Waste Management, Inc., plus a large number of local and regional companies.

         Prior to its sale, Synadyne provided PEO services to approximately 2,800 companies. These companies represented a diverse range of industries, including insurance and, until the year 2000, industrial staffing. The Company's primary PEO client in the insurance industry was Allstate Insurance. The Company provided basic PEO services for approximately 2,100 Allstate agents. The Company's primary PEO clients in the staffing industry were its Tandem franchises. For the year ended

December 31, 1999, approximately 9% and 3% of the Company's total PEO revenues were attributed to services provided to Allstate Insurance agents and to Tandem franchises, respectively. The Company discontinued offering PEO services to its Tandem franchises as of December 31, 1999.

         The Company attempts to maintain diversity within its client base in order to decrease its exposure to downturns or volatility in any particular industry, but there can be no assurance that the Company will be able to maintain such diversity or decrease its exposure to such volatility. As part of this client selection strategy, the Company currently offers its services only to those businesses that operate in certain industries, eliminating industries that it believes present a higher risk of employee injury (such as roofing, excavation, chemical manufacturing and maritime activities). All prospective clients undergo a rigorous underwriting process to evaluate workers' compensation risk, creditworthiness, unemployment history and operating stability. Generally, flexible staffing clients do not sign long-term contracts.

         See Note 9 to the Company's Consolidated Financial Statements for additional information regarding significant customers and geographical concentration.

Competition

         The flexible staffing market is highly fragmented and characterized by many small providers in addition to several large public companies, with at least one other public company focused primarily on industrial staffing. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated with fewer than five offices, many of the large public companies have significantly greater marketing, financial and other resources than the Company. Unlike the Company, almost none of these companies concentrate primarily on industrial staffing. The Company believes that by focusing primarily on industrial staffing, it enjoys a competitive advantage over many of its competitors that attempt to provide a broader range of temporary employees. The Company also believes that by targeting regional and emerging companies, rather than the national companies that are generally being pursued by its competitors, it can also gain certain competitive advantages.

         The Company believes that there are several criteria that must be met in order to obtain and retain clients in the staffing market. These factors include an adequate number of well-located offices, an understanding of clients' specific job requirements, the ability to reliably provide the correct number of employees on time, the ability to monitor job performance, and the ability to offer competitive prices. To attract qualified industrial candidates for flexible employment assignments, companies must offer competitive wages, positive work environments, flexibility of work schedules, an adequate number of available work hours and, in some cases, vacation and holiday pay. The Company believes it is highly competitive in these areas in the Chicago market and is reasonably competitive in the other markets in which it competes, although there can be no assurance that such competitive standing can be maintained in the future.

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

         Each month, the Company's risk management team reviews workplace accidents for the relevant period to determine the appropriate reserves. Each quarter, all cases are reviewed to reconcile the reserves, payments, and expected future costs for each case. The Company believes it has maintained adequate reserves for all of its workers' compensation claims. In addition, the Company has selected Special Risk Services for third-party claims administration and Novaeon Care Management for medical case management. Each vendor has established designated regional teams for the handling of the Company's workers' compensation claims. A Company in-house claims analyst manages each regional team. All claims arising within a given region are reported to the claims analyst who verifies the employment of the claimant and assigns the claim to Special Risk Services or Novaeon for defense and/or processing. Together, a team of the in-house analyst, the third-party administrator and medical case manager aggressively follows each claim from its origin to its conclusion. See Note 1 to the Company's Consolidated Financial Statements for a description of the financial terms of the program.

Information Technology

         The Company believes that the effective use of technology to increase operational efficiency and enhance client service is a key factor in remaining competitive. The Company has developed, and continues to invest in, information support systems at its Company-owned and franchise locations, as well as the corporate support center. At the field level, custom developed systems support the day-to-day operational needs of the Tandem division. Another specialized system had provided support for Synadyne. At the corporate support center, centralized accounting, billing and reporting applications provide support for the Company's Tandem field offices.

         In November 1996, the Company entered into a series of major projects to expand its information systems infrastructure and replace, or redevelop, many of its major operational systems in order to support future growth. The initial phase of the project was an installation of a Company-wide database management system that now provides consistency across all applications and allows information to move between applications. This allows for consolidated reporting and analysis for the Company.

         The second phase of the project, completed in February 1997, implemented an integrated financial management system for all accounting functions to streamline the central processing of billing and financial reporting. The third phase of the project, completed in November 1997, was the development of a state-of-the-art system to support Synadyne. Since no comprehensive, commercially available system existed for the PEO industry, the Company entered into a developmental agreement with F.W. Davison, a provider of human resource and benefit systems, to produce a system tailored to the needs of Synadyne. That system was updated with a new release in November 1999. The final phase of the project was the development of a new support system for the Tandem offices that uses a centrally based processing resource. Each field office is connected to a central processor via a frame relay network connection. This new system was fully implemented in all Company-owned offices during 1999.

INDUSTRY REGULATION

Overview

         As an employer, the Company is subject to federal, state and local statutes and regulations governing its relationships with its employees and affecting businesses generally, including employees at client worksites. In addition, the Company had been subject to applicable licensing and other regulatory requirements and uncertainty in the application of numerous federal and state laws relating to labor, tax and employment matters as a result of its PEO operations, which were discontinued as of April 8, 2000.

Uncertainty As To The Employer Relationship

         Although the operations of Synadyne, the Company's professional employer division, were sold, the Company continues to be subject to certain federal and state laws related to services provided on or before April 8, 2000. Changes in those laws and possible retroactive application of those laws could affect the Company, as described below.

         By entering into a co-employment relationship with PEO worksite employees, through its Synadyne division, the Company assumed certain obligations and responsibilities of an employer under federal and state laws. Many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment, and outsourcing arrangements, and do not specifically address the obligations and responsibilities of PEOs. Whether certain laws apply to the Company depends in many cases upon whether the Company was deemed to be an "employer" for purposes of the law. The definition of "employer" under these laws is not uniform and, therefore, the application of these laws to the Company's business is not always certain. In many cases, a person's status as an "employee" is determined by application of a common law test involving the examination of several factors to determine an employer/employee relationship. Uncertainty as to the application of certain laws governing "employer" relationships is particularly important to the Company in federal tax and employee benefit matters.

         Federal and State Employment Taxes. The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including, through April 8, 2000, certain of the Company's PEO worksite employees. To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold; however, the IRS has formed an examination division market segment specialization program for the purpose of examining selected PEOs throughout the United States. Upon examination, the IRS may determine that a PEO is not the employer of the worksite employees under the provisions of the Internal Revenue Code of 1986, as amended (the "Code") applicable to federal employment taxes and, consequently, that the client companies are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. The Company believes that since it has paid all employment taxes and is no longer in the PEO business, any such ruling would not have a material effect on the Company's financial position.

         Employee Benefit Plans. The Company offered various benefit plans to its PEO worksite employees. These plans included a multiple-employer retirement plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of the Company's employees. An IRS examination of the Company and/or a client company may determine that the Company was not the employer of its PEO worksite employees under Code provisions applicable to employee benefit plans. If the IRS were to conclude that the Company was not the employer of its PEO worksite employees for plan purposes, those employees would not have qualified to make tax favored contributions to the Company's multiple-employer retirement plans or cafeteria plan. If such conclusion were applied retroactively, employees' vested account balances, prior to April 8, 2000, may become taxable immediately, the Company could lose its tax deduction to the extent the contributions were not vested, the plan trust could become a taxable trust and penalties could be assessed. In such a scenario, the Company could face the risk of potential litigation by certain of the Company's former PEO clients. As such, the Company believes that a retroactive application by the IRS of an adverse conclusion could have a material adverse effect on its financial position, results of operations and liquidity. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

         Employee pension and welfare benefit plans are also governed by ERISA. The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of the employer designation in the context of a PEO arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans would not be subject to ERISA. As a result of such finding, the Company and its plans would not enjoy the preemption of state law provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

Workers' Compensation

         Workers' compensation is a state mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are generally immune from any liability for benefits in excess of those provided by the relevant state statutes. In most states, the extensive benefits coverage for both medical costs and lost wages is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds, self-insurance funds or, if permitted by the state, employer self insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

PEO Licensing Requirements

         Approximately one-third of the states, including Florida, have passed laws that have licensing or registration requirements for PEOs and several additional states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. As a result of its PEO operations, Synadyne was licensed or registered in 15 states.

TRADEMARKS AND SERVICE MARKS

         The Company has registered the following marks with the United States Patent and Trademark Office: TANDEM, LABOR WORLD, LM LABOR WORLD in conjunction with globe logo, LABOR TECHNOLOGIES and Labor Technologies logo, OFFICE OURS, Office Ours clock logo, OUTSOURCE INTERNATIONAL THE LEADER IN HUMAN RESOURCES and design. These marks all expire at various times from 2002 to 2007, but are renewable thereafter for ten year terms. The Company has applications pending before the United States Patent and Trademark Office for federal registration of the following marks: FIGURE OF A MAN IN BOX DESIGN, OUTSEARCH, PEOPLE PEOPLE COMMITTED TO PEOPLE, TANDEM and double oval design, and WE HAVE YOUR FUTURE IN MIND. In addition, the Company has registered the mark OUTSOURCE INTERNATIONAL - THE LEADER IN HUMAN RESOURCES in 26 states, which registrations expire at various times from 2002 to 2007, but are renewable. See Item 3 - Legal Proceedings.

         The Company has registered with the Office for Harmonization in the International Market (Trademark and Designs) for the European Community registration of the mark OFFICE OURS. The Company has one application pending with the European Community for the registration of the mark OUTSOURCE INTERNATIONAL. The Company also has registered with the Canadian Trademarks Office for the mark OFFICE OURS. The Company has one application pending with the Canadian Trademarks Office for registration of the mark OUTSOURCE INTERNATIONAL.

         The Company believes that all of its marks are important to its sales, marketing and financial operations.

CORPORATE EMPLOYEES

         As of December 31, 1999, the Company had 784 corporate employees, of whom 575 were employed in flexible staffing service operations, 72 were employed in PEO service operations, and 137 were employed in shared support services such as human resources, risk management, and information systems. As set forth below, the Company sold certain assets of its Synadyne division, effective April 8, 2000. This sale resulted in a reduction of 63 employees, who became employees of the buyer at the time of purchase. In addition, the Company has contracted with the buyer of Synadyne to purchase PEO services for the Company's administrative personnel, in the same manner that Synadyne provided such services prior to the sale. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

CHANGES IN BUSINESS PLAN

         On August 6, 1999, the Company announced the following actions intended to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible industrial staffing division) and improve its operating performance within that segment:

         (i) the sale of Office Ours, the Company's clerical staffing division, which was accomplished effective August 30, 1999;

         (ii) the engagement of an investment banking firm to assist in the evaluation of strategic options for Synadyne, which ultimately resulted in the sale of the operations of Synadyne effective April 8, 2000; and

         (iii) a reduction of the Company's flexible staffing and support operations (the "Restructuring"), consisting primarily of the sale, franchise, closure or consolidation, during the third and fourth quarters of 1999, of 26 of the 117 Tandem branch offices existing as of June 30, 1999; a reduction of the Tandem and corporate support center employee workforce by 107 employees (approximately 11% of the Company's workforce); and an anticipated additional reduction of 59 employees by June 30, 2000, of which 35 employees are in branch offices that will be sold, franchised, closed or consolidated. As a result of the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building was sold on December 29, 1999. A total of 47 branch offices have been or will be eliminated in connection with the Restructuring, 26 and 29 of which had been sold, franchised, closed, or consolidated as of December 31, 1999 and March 31, 2000, respectively. These offices were not or are not expected to be adequately profitable in the near future or are inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. The Company acquired many of these branch offices during 1996, 1997 and 1998.

         In connection with the Restructuring, the Company has included a charge of $11.2 million in its results of operations for the year ended December 31, 1999. This restructuring charge included $4.0 million for severance and other termination benefits and $1.2 million for professional fees and a $5.4 million write-down of assets related to 27 of the 50 Tandem offices identified for disposition. Eight offices representing $1.7 million of this write-down, had been disposed of as of March 31, 2000 and were sold for total proceeds of $2.2 million, of which $1.3 million represented cancellation of the Company's subordinated indebtedness, and $0.5 million represented notes payable issued by the Company in connection with the sale of certain assets. The remaining $3.7 million write-down relates to 18 additional offices not sold as of March 31, 2000, and is based on management's estimate of the ultimate sales prices that will be negotiated for these assets. The Company expects to sell the remainder of the assets held for disposition before June 30, 2000.

         The remaining 20 of the 47 Tandem offices identified for disposition have been closed or consolidated into other Company-owned locations and the restructuring charge includes $0.6 million for the costs of terminating the related leases as well as the carrying value of leasehold improvements and other assets not usable in other Company operations.

         As a result of the corporate support center workforce reductions and the anticipated disposition of the Synadyne operations, the corporate support center building was sold in an arms-length transaction to an unaffiliated third party, effective December 29, 1999. The buyer agreed to lease the building back to the Company for four months, ending April 30, 2000. In February 2000, the Company leased a total of 32,553 square feet as its new corporate support center in an office building in Delray Beach, Florida, with an anticipated move-in date of May 1, 2000.

         Effective April 8, 2000, the Company sold the operations of the Synadyne division to Team Staff, Inc., in an arms-length transaction, for proceeds of $3.5 million. In addition, the Company could receive additional sale proceeds of $1.25 million, which is dependent on certain performance criteria for the one year period subsequent to the sale. In connection with the sale of Synadyne, the Company is obligated to provide certain support services to the buyer, including accounting and information systems services. In addition, the Company has contracted with the buyer to purchase PEO services for the Company's administrative employees in the same manner that Synadyne provided services prior to the sale.

         To assist the Company during the Restructuring process, the Company retained the services of Crossroads Capital Partners, LLC, a Newport Beach, California consulting firm ("Crossroads") in May 1999. In August 1999, Mr. J. G.
(Pete) Ball, a principal of Crossroads, agreed to serve in the newly created position of interim chief operating officer of the Tandem division during the Restructuring process. Mr. Ball is working with the Board of Directors and senior management to help ensure the Company's new business plan, as a result of the Restructuring, is implemented.

         The Company's current bank financing expires as of April 30, 2000. The Company is seeking to replace the existing credit facilities and, simultaneously, is negotiating with its syndicate of lenders to extend those facilities until replacement financing is obtained. Crossroads is assisting the Company in its efforts to secure replacement financing. Furthermore, the Company is in default of certain other subordinated indebtedness. See Item 3 - Legal Proceedings. If the Company does not obtain long-term financing, its financial condition, cash flows and results of operations could be materially and adversely affected.

         Following the Restructuring, the Company's objective is to concentrate its activities on becoming the leading provider of industrial staffing services in select geographic regions. To achieve this objective, the Company's strategy is to (i) focus on under-served industrial staffing markets which provide high growth opportunities, (ii) geographically cluster offices to leverage economic efficiencies and maintain a stable employment base, (iii) increase market penetration through a combination of internal growth, acquisitions, franchising and strategic alliances, (iv) continue to maximize operating efficiencies through integrated technology and back office support and, ultimately, (v) to become the "Guardian Employer", whereby the Company will represent a critical mass of jobs within a defined geographic area enabling it to commit to permanent employment, over time, for its staffing employees.


ITEM 2 - PROPERTIES

         The Company leases a 50,000 square foot office building in Deerfield Beach, Florida that it previously owned, which houses its corporate support center. The lease, at a monthly net rental of $40,000, expires on April 30, 2000. In February 2000, the Company leased 32,553 square feet of space for its corporate support center in an office building complex located in Delray Beach in Palm Beach County, Florida. The lease, which commences on May 1, 2000, has a term of 64 months and requires a monthly rental payment of $59,360. A portion of the new office space (approximately 10,300 square feet) will be subleased to the purchaser of Synadyne for up to 64 months. The Company owns two small staffing office locations in Chicago, Illinois and Waukegan, Illinois and a residential condominium in Boca Raton, Florida. As of December 31, 1999 the Company also leased 88 facilities, primarily flexible staffing office locations, with approximately 226,000 total square feet for an annual base rent of approximately $2.6 million. A portion of a warehouse and a staffing office location are leased from TMT Properties, Inc., a company controlled by Paul Burrell, a current director of the Company, and the Company's former Chairman, President, and Chief Executive Officer. The warehouse lease, which is on a month-to-month basis, and the staffing office lease, which expires in February 2002, each have rental obligations of approximately $2,000 per month. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty in replacing such facilities or locating additional facilities, if needed.


ITEM 3 - LEGAL PROCEEDINGS

         On March 21, 1997, Source Services Corporation ("SSC") filed a Petition to Cancel Registration with the Trademark Trial and Appeal Board in which SSC sought cancellation of the Company's service mark "Outsource International - The Leader in Human Resources". SSC alleged that it had been using the service mark "Source" in various forms since 1986 and that the Company's use of the "Outsource" service mark violated various provisions of the Lanham Act. On September 23, 1997, SSC filed an action in federal court seeking to enjoin the Company's use of the name "OUTSOURCE", cancellation by the court of the Company's "Outsource" service mark and damages. In April 1999, the Company and SSC entered into a settlement agreement, resulting in no substantive change to the Company's continued use of the "Outsource" service mark and without any effect on the Company's financial condition or results of operations.

         On November 12, 1997, an action was commenced against the Company in the Circuit Court for Oakland County, Michigan under the title Vervaecke vs. Outsource International, Inc., et al (Case No. 97-1283-CL). In September 1999, a settlement was reached between the parties, with no material impact on the Company's past or future financial condition or results of operations, and the action was dismissed.

         On September 24, 1998, an action was commenced against Outsource International of America, Inc. ("Outsource America"), a wholly-owned subsidiary of the Company, in the United States District Court, Eastern District of Louisiana, under the title Corporate Personnel Services and Temps, Inc. v. Outsource International of America, Inc. (Case No. 85089). In November 1999, the Court entered an order granting the Company's motion to dismiss the complaint and the plaintiff has not appealed that order and the time to appeal has expired.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The Company's common stock, $.001 par value ("Common Stock"), commenced trading on the NASDAQ National Market(R) under the symbol "OSIX" on October 24, 1997. There were approximately 128 holders of record of Common Stock as of March 31, 2000. This number does not include the number of shareholders whose shares were held in "nominee" or "street name", which the Company believes to be approximately 3,000 as of that date. The table below sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock as reported by the NASDAQ Stock Market(R).

                                                                                   Bid Prices
                                                                                   ----------
                                                                               High           Low
                                                                               ----           ---
Fiscal Year 1998

   First Quarter 1998..........................................               $ 25.00    $  10.63
   Second Quarter 1998.........................................                 24.25        7.75
   Third Quarter 1998..........................................                 11.13        3.50
   Fourth Quarter 1998.........................................                  5.69        3.25

Fiscal Year 1999

   First Quarter 1999..........................................              $   7.00    $   3.25
   Second Quarter 1999.........................................                  4.88        3.06
   Third Quarter 1999..........................................                  3.81        0.63
   Fourth Quarter 1999.........................................                  2.06        0.50

----------------


     On March 31, 2000, the closing price of the Company's Common Stock as, reported by the NASDAQ Stock Market (R), was $1.625 per share.

     The Company has never paid dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company and compliance with cash flow and other financial covenants contained in the Company's revolving credit facility with a syndicate of lenders led by Fleet National Bank, formerly BankBoston, N.A. (the "Revolving Credit Facility") or in any replacement credit facility, as well as upon other factors that the Board of Directors may deem relevant.

ITEM 6 - SELECTED FINANCIAL DATA

         The consolidated balance sheet data and consolidated statement of operations data set forth below as of and for each of the five years in the period ended December 31, 1999 have been derived from the audited consolidated financial statements of the Company. The system operating data and other data have been derived from the Company's records. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto.

                                                                        Years ended December 31,
                                                      ----------------------------------------------------------
                                                        1999       1998          1997        1996         1995
                                                        ----       ----          ----        ----         ----
                                                              (Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:

Net revenues....................................     $594,047    $565,394     $447,579    $280,171     $149,825
Cost of revenues................................      512,136     480,574      381,273     242,102      126,270
                                                     --------    --------     --------    --------     --------
Gross profit....................................       81,911      84,820       66,306      38,069       23,555
Shareholders' compensation......................            -          --          292       2,321        2,370
Provision for doubtful accounts.................        5,505       1,572        1,506         556          321
Amortization of intangible assets...............        3,702       3,684        1,853         424           41
Restructuring costs.............................       11,220          --           --          --           --
Impairment charges for write-off of goodwill
  and other long-lived assets...................        2,603          --           --          --           --
Other selling, general and administrative expenses     77,512      67,596       52,246      29,285       17,367
                                                     --------    --------     --------    --------     --------

Operating (loss) income.........................      (18,631)     11,968       10,409       5,483        3,456
Net interest expense............................        8,604       5,529        7,877       2,175        1,259
Other (income) expense (1)......................         (479)        (53)       1,821       1,448          (11)
                                                     --------    --------     --------    --------     --------
(Loss) income before provision (benefit)
  for income taxes and extraordinary item (2)...      (26,756)      6,492          711       1,860        2,208
Pro forma income taxes (3)......................        4,123       1,611          296         757          859
                                                     --------    --------     --------    --------     --------
Pro forma (loss) income before
 extraordinary item (2)(3)......................     $(30,879)  $   4,881     $    415    $  1,103     $  1,349
                                                     ========   =========     ========    ========     ========
Pro forma weighted average basic common
  shares outstanding (4)........................        8,658       8,604        6,055       5,785        5,785
                                                     ========   =========     ========    ========     ========
Pro forma weighted average diluted common
  shares outstanding (4)........................        8,658       9,919        7,320       5,844        5,785
                                                     ========   =========     ========    ========     ========
Pro forma basic (loss) earnings per share before
  extraordinary item............................     $  (3.57)  $     .57     $    .07     $   .19     $    .23
                                                     ========   =========     ========    ========     ========
Pro forma diluted (loss) earnings per share before
  extraordinary item............................     $  (3.57)  $     .49     $    .06     $   .19     $    .23
                                                     ========   =========     ========    ========     ========
Other Data (5):
EBITDA, as adjusted.............................     $  4,949   $  18,777     $ 14,871     $ 9,027     $  6,258
                                                     ========   =========     ========    ========     ========
Net (loss) income, as adjusted..................     $ (6,135)  $   5,022     $  2,139     $ 3,220     $  2,586
                                                     ========   =========     ========    ========     ========
Pro forma diluted (loss) earnings per share,
  as adjusted...................................     $   (.71)  $     .51     $    .29
                                                     ========   =========     ========

System Operating Data:
System Revenues (6).............................     $654,589   $ 647,301     $555,802    $389,314     $242,681
                                                     ========   =========     ========    ========     ========
Number of employees (end of period).............       35,000      36,000       32,000      23,000       16,200
Number of offices (end of period)...............          148         165          163         150          109


                                                                          As of December 31,
                                                       -------------------------------------------------------
                                                        1999       1998          1997        1996         1995
                                                        ----       ----          ----        ----         ----
                                                                      (Dollars in thousands)
Consolidated Balance Sheet Data:
Working capital (deficiency)....................     $ (42,043)  $  (8,699)  $ 33,651     $(3,172)     $ 1,540
Total assets (7)................................       113,681     112,002    105,743      55,877       24,708
Revolving Credit Facility and line of credit (7)        57,067      20,980     33,800       9,889        6,468
Long-term debt to related parties, with
  current maturities............................         1,195       1,286        100      11,275            -
Other long-term debt, with current maturities...         9,737      16,039     10,145      12,866        3,254
Other non-current liabilities...................             -       1,050          -           -
Total shareholders' equity......................        13,709      44,588     40,778       4,494        3,603


(1) In 1997, the Company issued warrants ("Warrants") to purchase 1,360,304 shares of the Company's Common Stock. The holders of the Warrants had a put right, as a result of which the Company recorded a put warrants liability. Other (income) expense for the year ended December 31, 1997 includes non-operating expense of $1.8 million related to the adjustment of the initial liability recorded at the time of the issuance of the Warrants on February 21, 1997 and based on their fair value at that time, to the fair value of the Warrants at the time of the Offering ("Put Warrants Valuation Adjustment"), when the put right terminated. At the time of the Offering, the Warrants, with an adjusted carrying value of $20.4 million, were reclassified from debt to additional paid-in capital. See Note 7 to the Company's Consolidated Financial Statements.

     Other expense (income) for the year ended December 31, 1996 includes $1.4 million of unusual charges, primarily professional fees related to a registration statement filed by the Company with the Securities and Exchange Commission that was subsequently withdrawn and an internal investigation into certain Company transactions.

(2) As a result of the use of the proceeds of the Offering to repay the full balance of the Senior Notes, the Company recorded an extraordinary loss in 1997 of approximately $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes. As a result of the reduction of the income tax benefit included in the 1997 extraordinary loss and related to the release of certain put warrants in 1998, the Company recorded an extraordinary loss of approximately $1.4 million in 1998. See Note 6 to the Company's Consolidated Financial Statements.

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

(4) Basic shares outstanding includes (a) the 5,448,788 shares of Common Stock issued in connection with the Reorganization, (b) for the periods prior to the Reorganization, the equivalent number of shares (336,430) of Common Stock represented by the shares of Common Stock of the Subsidiaries purchased from certain shareholders for cash and notes in the Reorganization, (c) for the periods after the Offering, the sale by the Company of 3,000,000 shares of Common Stock and (d) for 1998, 209,125 shares representing the weighted average of 154,733 shares issued and warrants exercised during the year. Diluted shares outstanding include the above plus all outstanding options to purchase Common Stock and Warrants calculated using the treasury stock method. See Notes 1, 11 and 14 to the Company's Consolidated Financial Statements.

(5) The other data is presented to reflect the Company's historical results of operations, before extraordinary items and adjusted to reflect (a) the elimination of the amount of compensation expense ($0, $0, $0.3 million, $2.0 million and $2.0 million, for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively) for the Company's founding shareholders and for the Company's former Chairman, President and Chief Executive Officer, who remains a director and is also a shareholder of the Company, which is in excess of the compensation for such individuals subsequent to the Reorganization; (b) the elimination of $1.4 million of unusual charges in the year ended December 31, 1996 and $1.8 million of non-operating expense arising from the 1997 Put Warrants Valuation Adjustment, both discussed in Note 1 above; (c) the removal of unusual charges of $17.1 million in the year ended December 31, 1999, including restructuring and asset impairment charges of $13.8 million, accelerated amortization of loan fees of $1.1 (net of gain on interest hedge) in connection with modifications in the Company's borrowing facilities, and an incremental $2.7 million loss on the sale of certain accounts receivable, primarily greater than 180 days past due; (d) the elimination of the $14.1 million tax valuation allowance recorded in 1999 income taxes - see Note 6 to the Company's Consolidated Financial Statements; and (e) income taxes computed as if the Company had been subject to federal and applicable state income taxes for such periods. This adjusted computation of income taxes excludes a $141,000 expense included in the Company's 1998 income tax provision due to the adjustment for tax return purposes of the 1997 put warrants valuation adjustment associated with the Warrants (see Notes 6 and 7 to the Company's Consolidated Financial Statements). See footnote 2 to the table in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for summary operating data reflecting these adjustments.

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

                                                                             Years ended December 31,
                                                           ----------------------------------------------------------
                                                             1999        1998         1997         1996         1995
                                                             ----        ----         ----         ----         ----
                                                                              (Dollars in thousands)
     Cash flows provided by (used in):
     Operating activities (7)............                  $(43,084)   $50,761      $(12,910)   $ (1,280)      $2,787
     Investing activities ...............                     9,049    (31,316)      (24,744)     (4,834)      (2,026)
     Financing activities (7)............                    29,250    (15,629)       39,295       4,647          678
                                                           --------    -------      --------    ---------      ------
     Net increase (decrease) in cash.....                  $ (4,785)   $ 3,816      $  1,641    $ (1,467)      $1,439
                                                           ========    =======      ========    =========      ======

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

                                                                              Years ended December 31,
                                                          ------------------------------------------------------------
                                                             1999        1998         1997         1996         1995
                                                             ----        ----         ----         ----         ----
                                                                                (Dollars in thousands)
     Company's net revenues.................            $ 594,047      $565,394    $447,579     $ 280,171      $149,825
     Less Company revenues from:
       Franchise royalties..................               (7,109)       (7,352)     (6,997)       (5,671)       (4,138)
       Services to franchisees..............              (18,009)      (25,199)    (34,642)      (35,079)       (7,507)
     Add Franchisees' net revenues..........               85,660       114,458     149,862       149,893       104,501
                                                        ---------      ---------   --------     ---------      --------

     System revenues........................            $ 654,589      $647,301    $555,802     $ 389,314      $242,681
                                                        =========      ========    ========     =========      ========

(7) As of December 31, 1998 the Company's primary sources of funds for working capital and other needs were a $34.0 million credit line with a syndicate of lenders led by Fleet National Bank, formerly BankBoston, N.A. (the "Revolving Credit Facility") and a $50.0 million accounts receivable securitization facility with a Fleet National Bank affiliate (the "Securitization Facility"). Under the Securitization Facility, the Company received cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which were adjusted on a periodic basis based on collection experience and other defined factors. As of October 1, 1999, the Company and its syndicate of lenders entered into various agreements that (a) replaced the previously existing securitization facility with a $50.0 million credit facility based on and secured by the Company's accounts receivable, expiring April 30, 2000, (the "Receivable Facility") and (b) amended the previously existing revolving credit facility to reduce the maximum availability to $25.5 million (including letters of credit of $5.0 million). For comparative purposes, December 31, 1998 total assets, Revolving Credit Facility and Line of Credit have been adjusted below to include the balance of the Company's uncollected accounts receivable that had been sold under this agreement. Accordingly, Cash provided by (used in) operating activities, and Cash provided by (used in) financing activities for the years ended December 31, 1999 and 1998, have been adjusted to remove effect of the sale of the Company's uncollected accounts receivable in 1998.

                                                                              Years ended December 31,
                                                           ------------------------------------------------------------
                                                             1999        1998         1997         1996          1995
                                                             ----        ----         ----         ----          ----
     Total assets, as adjusted..............            $ 113,681      $156,808    $105,743      $ 55,877    $   24,708
     Revolving Credit Facility and line
       of credit, as adjusted...............               57,067        65,786      33,800         9,889         6,468

     Cash provided by (used in) operating
       activities, as adjusted..............            $   1,722      $  5,955    $(12,910)     $ (1,280)   $    2,787
     Cash (used in) provided by financing
       activities, as adjusted..............              (15,556)       29,177      39,295         4,647           678

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         The Company offers it clients staffing services through its Tandem division. Tandem focuses on meeting its clients' industrial staffing needs ("flexible staffing"), targeting opportunities in that fragmented, growing market which the Company believes has to date been under-served by large full service staffing companies. Significant benefits of Tandem's services to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. Until the Company sold the operations of Synadyne, effective April 8, 2000, it focused on providing professional employer organization ("PEO") services to small and medium sized businesses (those with less than 500 employees), which were intended to provide cost savings arising from the economies of scale associated with this outsourcing of human resources administration.

         Flexible staffing services include recruiting, training and deployment of temporary industrial personnel as well as payroll administration, risk management and benefits administration services. PEO services included payroll administration, risk management, benefits administration and human resource consultation.

         The Company's revenues are based on the salaries and wages of worksite employees. Revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the services. Since the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances, which is consistent with industry practice. The Company's primary direct costs are (i) the salaries and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) health benefits, (iv) workers' compensation benefits and insurance and (v) worksite employee transportation.

         The Company's flexible staffing operations generate significantly higher gross profit margins than those of its former PEO operations. The higher staffing margins reflect compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

         While implementing its growth strategies, the Company completed 36 acquisitions, primarily staffing companies, from January 1995 through October 1998. These acquisitions included 89 offices and collectively generated approximately $189.0 million in revenue for the twelve months preceding such acquisitions. The Company acquired 30 of those offices in 1997 (the "1997 Acquisitions") and 40 of those offices in 1998 (the "1998 Acquisitions"). See "Acquisitions" below. Due to these acquisitions, as well as new offices opened by the Company, the number of Company-owned flexible staffing and PEO offices increased during this period from ten to 124 and the number of metropolitan markets (measured by Metropolitan Statistical Areas, or MSAs) served by Company-owned locations increased from one to 50. As of December 31, 1999, the Company operated 90 offices. In order to support its growth, the Company implemented new information systems, further developed back office capabilities and invested in other infrastructure enhancements.

         The Company discontinued its acquisition program as of December 31, 1998, primarily due to a desire to focus on and improve existing operations plus a lack of capital for new acquisitions. Up to that time, the Company had made a significant investment in new information systems, additional back office capabilities and other infrastructure enhancements. The Company does not anticipate making any acquisitions in the foreseeable future.

         On August 6, 1999, the Company announced the following actions intended to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible industrial staffing division) and improve its operating performance within that segment:

         (i) the sale of Office Ours, the Company's clerical staffing division, which was accomplished effective August 30, 1999;

         (ii) the engagement of an investment banking firm to assist in the evaluation of strategic options for Synadyne which ultimately resulted in the sale of the operations of Synadyne on April 8, 2000; and

         (iii) a reduction of the Company's flexible staffing and support operations (the "Restructuring"), consisting primarily of the sale, franchise, closure or consolidation, during the third and fourth quarters of 1999, of 26 of the 117 Tandem branch offices existing as of June 30, 1999; a reduction of the Tandem and corporate support center employee workforce by 107 employees (approximately 11% of the Company's workforce); and an anticipated additional reduction of 59 employees by June 30, 2000, of which 35 employees are in branch offices that will be sold, franchised, closed or consolidated. As a result of the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building was sold on December 29, 1999. A total of 47 branch offices have been or will be eliminated in connection with the Restructuring, 26 and 29 of which had been sold, franchised, closed, or consolidated as of December 31, 1999 and March 31, 2000, respectively. These offices were not or are not expected to be adequately profitable in the near future or are inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. The Company acquired many of these branch offices during 1996, 1997 and 1998.

         The Company, which currently files an annual report on Form 10-K as required by the Securities and Exchange Act of 1934, as amended, on a calendar year basis, has changed its fiscal year to end on the Sunday closest to March
31. The Company will file a Form 10-Q for the transition period of January 1, 2000 through April 2, 2000.

Results Of Operations

         Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management (the "Reorganization"). The historical operating results of the Company presented and discussed herein include the historical operating results of those common ownership companies for the periods noted. The following tables set forth, on an unaudited basis, the amounts and percentage of net revenues of certain items in the Company's consolidated statements of income for the indicated periods.

                                                                               Years Ended December 31,
                                                                     -------------------------------------------
                                                                        1999             1998             1997
                                                                     --------          --------        ---------
                                                                                (Dollars in thousands)
Net revenues:
Flexible industrial staffing (1)............................         $307,496         $ 296,267       $  207,312
PEO (1).....................................................          274,128           253,271          225,836
Franchising.................................................            7,109             7,352            7,027
Other.......................................................            5,314             8,504            7,404
                                                                     --------         ---------         --------
Total net revenues..........................................         $594,047         $ 565,394         $447,579
                                                                     ========         =========         ========

Gross profit................................................         $ 81,911         $  84,820        $  66,306
Selling, general and administrative expenses (2)............           86,719            72,852           55,897
Restructuring...............................................           11,220                --               --
Reserve for impairment of assets............................            2,603                --               --
                                                                     --------         ---------         --------

Operating (loss) income.....................................          (18,631)           11,968           10,409
Net interest and other expenses (2).........................            8,125             5,476            9,698
                                                                     --------         ---------            -----
(Loss) income before provision for
    income taxes and extraordinary item.....................          (26,756)            6,492              711
Pro forma income taxes (2)..................................            4,123             1,611              296
                                                                     --------         ---------         --------
Pro forma (loss) income before
    extraordinary item (2)..................................         $(30,879)        $   4,881         $    415
                                                                     ========         =========         ========

System Revenues (3).........................................         $654,589         $ 647,301         $555,802
                                                                     ========         =========         ========

                                                                                 Years Ended December 31,
                                                                      ---------------------------------------------
                                                                            1999             1998              1997
                                                                      -------------     -------------     ---------
Net revenues:
Flexible industrial staffing (1)............................                51.8%            52.4%             46.3%
PEO (1).....................................................                46.1             44.8              50.5
Franchising.................................................                 1.2              1.3               1.6
Other.........................................................               0.9              1.5               1.6
                                                                        --------         --------          --------

Total net revenues                                                         100.0%           100.0%            100.0%
                                                                        ========         ========          ========

                                                                                 Years Ended December 31,
                                                                      ----------------------------------------------
                                                                            1999             1998             1997
                                                                      -------------     -------------     ----------
Gross profit................................................                13.8%            15.0%             14.8%
Selling, general and administrative expenses (2)............                14.6             12.9              12.5
Restructuring...............................................                 1.9               --                --
Reserve for impairment of assets............................                 0.4               --                --
                                                                        --------         --------          --------

Operating (loss) income.....................................                (3.1)             2.1               2.3
Net interest and other expenses (2).........................                 1.4              1.0               2.1
                                                                        --------         --------          --------

(Loss) income before provision for
    income taxes and extraordinary item.....................                (4.5)             1.1               0.2
Pro forma income taxes (2)..................................                 0.7              0.2               0.1
                                                                        --------         --------          --------

Pro forma (loss) income before extraordinary item (2).......                (5.2)%            0.9%              0.1%
                                                                        ========         ========          ========

----------
(1) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 include the Tandem segment and the Synadyne segment. PEO revenues, as reported above, include certain industrial revenues that the Company believes are operationally consistent with the PEO business and operational model, but are not includable in the Synadyne segment due to the way the Company is organized. Following is a reconciliation of Flexible Industrial Staffing net revenues and the PEO net revenues, as shown above, to the revenues reported by the Company in accordance with the requirements of SFAS No. 131 - see Note 15 to the Company's Consolidated Financial Statements.

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                        1999                 1998             1997
                                                                        ----                 ----             ----
                                                                                      (Dollars in thousands)
         Flexible staffing revenues                                   $307,496            $ 296,267         $ 207,312
         Add: Flexible staffing client payrolling                       31,620               25,184            14,149
                                                                      --------            ---------         ---------
         Tandem operating segment revenues                            $339,116            $ 321,451         $ 221,461
                                                                      ========            =========         =========

         PEO revenues                                                 $274,128            $ 253,271         $ 225,836
         Less: Flexible staffing client payrolling                     (31,620)             (25,184)          (14,149)
         Less: PEO services to staffing franchises                     (18,009)             (25,199)          (34,642)
                                                                      --------            ---------         ---------
         Synadyne operating segment revenues                          $224,499            $ 202,888         $ 177,045
                                                                      ========            =========         =========

Gross profit amounts and percentages discussed herein are calculated on a consistent basis with the revenues reported herein.


(2) For the eight week period ended February 21, 1997, the Company elected to be treated as a subchapter S corporation and, accordingly, the Company's income was taxed at the shareholder level. In addition, during this period, the Company paid compensation to the Company's founding shareholders and to the Company's former President, Chief Executive Officer, and Chairman of the Board, who is also a shareholder of the Company ("Shareholder Compensation"). All of the compensation for the founding shareholders and a portion of the compensation for the Company's President was discontinued after the Reorganization. The discontinued Shareholder Compensation was $0 in 1999, $0 in 1998 and $0.3 million in 1997. In 1997, the Company recorded non-operating expense of approximately $1.8 million related to the Put Warrants Valuation Adjustment and incurred an extraordinary loss (net of income tax benefit) of approximately $13.4 million (See Note 7 to the Company's Consolidated Financial Statements). In 1998, as a result of the reduction of the income tax benefit included in the 1997 extraordinary loss and relating to the release of certain put warrants in 1998, the Company recorded an extraordinary loss of approximately $1.4 million (See Note 6 to the Company's Consolidated Financial Statements). In 1999, the Company recorded restructuring charges of $11.2 million, as well as a non-operating gain of $0.5 million from the sale of the Company's clerical division - see
     Note 3 to the Company's Consolidated Financial Statements. In 1999, the Company recognized an operating expense of $2.6 million for the write-down of impaired goodwill and other long-lived assets - see Note 4 to the Company's Consolidated Financial Statements, and the Company recognized a $2.7 million loss, recorded as bad debt expense, arising from sale to third parties of certain accounts receivable primarily more than 180 days past due. The Company also recorded a deferred tax valuation allowance of $14.1 million in 1999 (see Notes 6 to the Company's Consolidated Financial Statements). In addition, in 1999 the Company recognized interest expense of $1.4 million arising from accelerated amortization of loan fees and a gain of $0.3 million on the sale of an interest rate hedge arising from the modification of the Company's Revolving Credit Facility and the termination of the Securitization Facility.

     The following table sets forth the amounts and the percentage of certain items in the Company's consolidated statements of operations, adjusted for the above items as follows: (i) selling, general and administrative expenses excludes discontinued Shareholder Compensation in 1997 and the incremental provision for doubtful accounts in 1999; (ii) operating (loss) income excludes discontinued Shareholder Compensation in 1997, the 1999 restructuring charges, asset impairment charges, loss on the sale of certain trade accounts receivable recorded as bad debt expense, accelerated amortization of loan fees, gain on the sale of the interest rate hedge, and
     (iii) net (loss) income excludes discontinued Shareholder Compensation, the 1997 Put Warrants Valuation Adjustment, 1999 restructuring charges, asset impairment charges, gain from the sale of the Company's clerical division, accelerated amortization of loan fees, gain on the sale of the interest rate hedge, loss on the sale of certain trade accounts receivable recorded as bad debt expense, and the valuation allowance established for the deferred tax asset. In addition, operating (loss) income excludes the 1997 and 1998 extraordinary losses and is calculated assuming the Company had been subject to federal and state income taxes and was taxed as a C corporation during 1997. This adjusted computation of income taxes excludes a $141,000 expense included in the Company's 1998 income tax provision due to the adjustment for tax return purposes of the 1997 put warrants valuation adjustment associated with the Warrants (see Notes 6 and 7 to the Company's Consolidated Financial Statements).

                                                                             Years Ended December 31,
                                                                      1999           1998            1997
                                                                      ----           ----            ----
                                                                (Dollars in thousands, except for percentages)
          Selling, general and administrative expenses,
            as adjusted...................................            $84,052       $72,852        $55,635
          As a percentage of net revenues.................               14.2%         12.9%          12.4%

          Operating (loss) income, as adjusted............            $(2,140)      $11,968        $10,671
          As a percentage of net revenues.................               (0.4)%         2.1%           2.4%

          Net (loss) income, as adjusted..................            $(6,135)      $ 5,022        $ 2,139
          As a percentage of net revenues.................                1.0%          0.9%           0.5%

(3) System revenues represent the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following:

                                                                              Years Ended December 31,
                                                                      1999           1998           1997
                                                                      ----           ----           ----
                                                                            (Dollars in thousands)
          Company's net revenues.......................            $594,047       $565,394        $447,579
          Less Company revenues from:
             Franchise royalties.......................              (7,109)        (7,352)         (6,997)
             Services to franchisees...................             (18,009)       (25,199)        (34,642)
          Add Franchisees' net revenues................              85,660        114,458         149,862
                                                                   --------       --------        --------


          System revenues..............................            $654,589       $647,301        $555,802
                                                                   ========       ========        ========

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

         Net Revenues. Net revenues increased $28.6 million, or 5.1%, to $594.0 million in 1999 from $565.4 million in 1998. This increase resulted from growth in flexible industrial staffing revenues of $11.2 million, or 3.8%, and PEO revenues growth of $20.9 million, or 8.2%; offset by a decrease in revenues of $2.9 million generated from the Company's former clerical division, sold on August 30, 1999, and a decrease in franchise royalties and other revenues of $0.6 million. Flexible staffing revenues increased due to a full year of revenues generated in 1999 by the 1998 Acquisitions, which were primarily consummated between February and October, and internal growth. Tandem revenues, which include flexible industrial staffing plus flexible staffing client payrolling ("payrolling"), increased by 5.5%, from $321.5 million in 1998, to $339.1 million in 1999. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of worksite employees at certain existing PEO clients. Synadyne revenues, which include PEO revenues, less revenues produced by payrolling and PEO services provided to Tandem franchises, increased 10.7% from $202.9 million in 1998 to $224.5 million in 1999.

         The Company-owned flexible staffing offices decreased by 26 locations to 89 locations as of December 31, 1999. This decrease is primarily the result of the sale, franchise, closure or consolidation of offices in connection with the restructuring plan implemented during the third quarter of 1999.

         Revenue growth from the Company's Tandem branches was uneven geographically. For the year ended December 31, 1999 as compared to the year ended December 31, 1998; revenues generated by the West and Midwest zones grew by 1.9% and 16.5%, respectively, offset by a 2.4% decrease in revenues generated from the East, which was primarily due to a 8.7% decrease in revenues generated in the mid-Atlantic states.

         System revenues, which include Tandem franchise revenues not earned by or available to the Company, increased $7.3 million, or 1.1%, to $654.6 million in 1999 from $647.3 million in 1998. The increase in system revenues was attributable to the $28.6 million increase in the Company's net revenues discussed above. Revenues from franchises operating in 1998, but not on December 31, 1999, decreased by $41.9 million in 1999. That decrease was partly offset by a $13.1 million increase in revenues from franchisees operating as of December 31, 1999. The net result was a decrease in franchise revenues of $28.8 million. The Company allowed the early termination of franchise agreements of 38 locations in 1998 and 1999 to enable the Company to develop the related territories. At the time the Company agrees to terminate a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from the former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchise or system revenues totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total royalties reported by the Company.

         Gross Profit. Gross profit (margin) decreased $2.9 million, or 3.4%, to $81.9 million in 1999, from $84.8 million in 1998 primarily due to the sale of Office Ours and lower industrial staffing margins. Gross profit as a percentage of net revenues decreased from 15.0% in 1998 to 13.8% in 1999. This decrease in margin percent was primarily due to the significantly higher growth rate for PEO revenues as compared to the growth rate for flexible staffing revenues, which generate higher gross profit margins than the PEO segment, as well as the sale of Office Ours and higher payroll costs in the flexible staffing market due to competitive labor markets. In 1999, PEO operations generated gross profit margins of 3.8% as compared to gross profit margins of 20.4% generated by flexible staffing operations. Tandem gross profit, which includes flexible industrial staffing plus payrolling, decreased by 2.5%, from $68.0 million in 1998, to $66.2 million in 1999. Synadyne gross profit, which includes PEO revenues, less revenues produced by payrolling and PEO services provided to Tandem franchises, increased 8.1% from $6.5 million in 1998 to $7.1 million in 1999.

         Gross profit margin percent for the Company's flexible staffing operations decreased to 20.4% in 1999 from 22.2% in 1998, primarily due to the impact of (i) the increased wages necessary to recruit staffing employees in periods of historically low unemployment and (ii) a greater proportion of larger, longer-term service agreements which have higher per hour billing and pay rates but lower gross profit margin.

         The Company anticipates that low unemployment will continue to affect margins from flexible staffing operations, although in many cases the Company expects the impact to be offset by (i) operating efficiencies resulting from the consolidation of offices and (ii) negotiation of price increases to most of its customers to reflect the value of services being provided. Based on these price increases, the Company expects flexible staffing margins to improve by up to one percentage point during the calendar year 2000; however, the Company's actual results during the calendar year 2000 may vary depending on, among other things, competition, unemployment, and general business conditions.

         PEO gross profit margin percent, which consisted of gross profit margin results from the Synadyne operating segment, the flexible staffing client payrolling, and the sale of PEO services to franchisees, increased from 3.6% in 1998 to 3.8% in 1999 primarily due to increased revenues from flexible staffing client payrolling, which historically generated higher gross profit margins than that of the Synadyne operating segment. Flexible staffing payrolling gross profit margin, as a percent of revenues, was 10.8% in 1999 and 8.8% in 1998, as compared to 2.9% and 3.0% generated by the Synadyne operating segment, for the same years.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $13.9 million, or 19.0%, to $86.7 million in 1999 from $72.9 million in 1998. This increase was primarily the result of a $2.7 million increase in bad debt expense which resulted from the sale of certain accounts receivable, a $1.2 million increase in the provision for doubtful accounts, $3.2 million in SG&A related to the 1998 Acquisitions (for the portion of 1999 for which there was no corresponding 1998 activity), a $2.2 million increase in professional fees, due in part to the Company's turnaround efforts, and $4.0 million in additional core employee compensation, including $2.7 million in variable pay and commissions related to the Company's performance-based compensation plan. As a percentage of net revenues, SG&A increased to 14.6% in 1999 from 12.9% in 1998.

         As part of the Restructuring plan and other initiatives to improve profitability the Company has (i) reduced headcount by over 170 employees due to both voluntary and involuntary terminations and the sale of certain branches
(ii) improved its collection performance of trade accounts receivable, as discussed in "Receivables", and (iii) streamlined other support functions, all of which should produce substantial SG&A savings in calendar 2000.

         Restructuring and Asset Impairment Charges. During 1999, the Company recorded restructuring charges of $11.2 million and $2.6 million in write-downs of impaired goodwill and other long-lived assets. As part of the Restructuring charges, the Company has (i) written down assets held for disposition by $5.4 million to reflect the estimated fair value of those assets, (ii) recorded $4.0 million in severance and retention costs, and (iii) incurred $1.2 million in professional consulting fees. The Company anticipates that restructuring charges, including professional consulting fees, will continue at a reduced level in the first and calendar second quarter of 2000. The second calendar quarter of 2000 will be the Company's first fiscal quarter of 2001.

         Net Interest and Other Expenses. Net interest and other expense increased by $2.6 million, to $8.1 million in 1999 from $5.5 million in 1998. This increase was primarily due to a $3.1 million increase in interest expense arising from (i) an increase in total debt outstanding related to the 1998 acquisitions, (ii) higher interest rates paid on the Revolving Credit Facility in 1999 as compared to 1998 and (iii) interest expense of $1.4 million arising from the accelerated amortization of loan fees offset by a $0.3 million gain on the sale of the interest rate hedge. The increase in interest expense was partially offset by a non-operating gain of $0.5 million from the sale of Office Ours, the Company's former clerical staffing division. See Notes 3 and 7 to the Company's Consolidated Financial Statements.

         Income Taxes. The provision for income taxes in 1999 consists of a deferred tax asset valuation allowance of $14.1 million offset by potential tax benefits of $9.9 million resulting from losses incurred in that period. The valuation allowance was recorded because it is not clear that the tax benefits resulting from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109.

         Income (Loss) Before Extraordinary Item. The net loss in 1999 was $30.9 million, as compared to 1998 income before extraordinary item of $4.9 million. As discussed above, the change in income (loss) before extraordinary item is primarily due to (i) decreased gross profit margin, (ii) increased selling, general and administrative costs, (iii) increased interest costs, (iv) restructuring and asset impairment costs, and (v) recognition of the deferred tax valuation allowance.

         Extraordinary Item. As a result of a reduction of the income tax benefit included in the 1997 extraordinary loss and release of certain put warrants in 1998, the Company recorded an extraordinary loss of approximately $1.4 million in 1998.


Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

         Net Revenues. Net revenues increased $117.8 million, or 26.3%, to $565.4 million in 1998 from $447.6 million in 1997. This increase resulted from growth in flexible staffing revenues in 1998 of $89.0 million, or 42.9%, and PEO revenues growth of $27.4 million, or 12.1%, compared to 1997. Flexible staffing revenues increased due to (i) the 1998 Acquisitions, (ii) the 1997 Acquisitions (which were primarily consummated in late February and March) and (iii) internal growth. Company-owned staffing offices increased by 24 locations to 111 locations as of December 31, 1998. This increase was the result of the 40 additional flexible staffing locations attributable to the 1998 Acquisitions, partially offset by offices closed and consolidated into other Company-owned locations. The increase in PEO revenues was primarily due to new PEO clients, as well as an increase in the number of worksite employees at certain existing PEO clients.

         System revenues, which include franchise revenues not earned by or available to the Company, increased $91.5 million, or 16.5%, to $647.3 million in 1998 from $555.8 million in 1997. The increase in system revenues was attributable to the $117.8 million increase in the Company's net revenues discussed above. Franchise revenues of franchisees operating as of December 31, 1998 increased $14.6 million, or 22.3%, in 1998 as compared to 1997, offset by a $50.0 million decrease in revenues for the same period resulting from other franchisees no longer operating. The result is a net decrease of franchise revenues of $35.4 million. The Company acquired and converted 30 franchise locations to Company-owned locations during 1997 and 1998 and also allowed the early termination of franchise agreements in 1997 and 1998 attributable to another 38 locations to enable the Company to develop the related territories. At the time the Company agrees to terminate a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from the former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's franchise or system revenue totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total royalties reported by the Company.

         Gross Profit. Gross profit (margin) increased $18.5 million, or 27.9%, to $84.8 million in 1998, from $66.3 million in 1997. Gross profit as a percentage of net revenues increased to 15.0% in 1998 from 14.8% in 1997. This increase was primarily due to the significantly higher growth rate for flexible staffing revenues as compared to the growth rate for PEO revenues, which generate lower gross profit margins. In 1998, PEO operations generated gross profit margins of 3.6% as compared to gross profit margins of 22.2% generated by staffing operations.

         Gross profit margin percent for the Company's staffing operations decreased to 22.2% in 1998 from 23.5% in 1997, primarily due to the impact of
(i) the increased wages necessary to recruit staffing employees in periods of historically low unemployment, (ii) continued execution of a strategy to obtain larger contracts which have higher per hour billing and pay rates but lower gross profit margin percentages and (iii) an increase in the minimum wage on September 1, 1997, for which the Company increased billing rates without a related profit increase.

         PEO gross profit margin percent was unchanged at 3.6% in 1998 and 1997.

         Selling, General and Administrative Expenses. SG&A increased $17.0 million, or 30.3%, to $72.9 million in 1998 from $55.9 million in 1997. This increase was primarily a result of operating costs related to the 1998 Acquisitions and the 1997 Acquisitions and sales costs associated with increased staffing volume at existing locations. Total direct operating costs associated with the 1998 Acquisition locations and the 1997 Acquisition locations (for the portion of 1998 for which there was no corresponding 1997 activity) were $9.4 million in 1998. In addition, the Company incurred indirect infrastructure costs to evaluate, acquire and integrate these operations, as well as to support the larger customer base.

         As a percentage of net revenues, SG&A increased to 12.9% in 1998 from 12.5% in 1997. In addition to the items previously discussed, this percentage increase was also due to the significant increase in 1998 of staffing revenues in proportion to total Company revenues. The flexible staffing operations have higher associated SG&A (as a percentage of revenues) than PEO operations.

         Net Interest and Other Expense. Net interest and other expense decreased by $4.2 million, to $5.5 million in 1998 from $9.7 million in 1997. This decrease was primarily due to a $2.4 million reduction in interest expense arising from a decrease in total debt outstanding as well as a decrease in the average interest rate which resulted from the Company's October 1997 IPO, plus non-operating expense in 1997 of $1.8 million attributable to a Put Warrants Valuation Adjustment, with no corresponding item in 1998.

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

Additional Operating and Segment Information

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 differ from the operating information presented below, as explained in footnote 1 to the table in "Results of Operations" above. Gross profit amounts and percentages discussed below are also calculated on a consistent basis with the revenues reported below. See Note 15 to the Company's Consolidated Financial Statements.

        Flexible Staffing

         Net revenues from the Company's flexible staffing services increased $100.2 million, to $307.5 million for 1999 from $207.3 million for 1997, or a compound annual growth rate of 21.8%. Flexible staffing comprised an increasing share of the Company's total net revenues, to 51.8% for 1999 from 46.3% for 1997, reflecting the Company's focus on growth of these staffing operations through acquisitions in 1998, as well as new office openings.

         Gross profit from the Company's flexible staffing services increased $14.1 million, to $62.8 million for 1999 from $48.7 million for 1997, or a compound annual growth rate of 13.5%. Gross profit margin generated from flexible staffing services represented an increasing share of the Company's total gross profit, to 76.7% for 1999, from 73.5% for 1997. Although gross margin as a percentage of revenue has trended downward from 1997 to 1999, the Company's flexible staffing division continues to generate significantly higher gross profit margins than its former PEO division. The higher flexible staffing division margin reflects compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

        PEO

         Net revenues from the Company's PEO services increased $48.3 million, to $274.1 million for 1999 from $225.8 million for 1997, or a compound annual growth rate of 10.2%. Due to the Company's greater focus on growth of its flexible staffing operations during this period as well as conditions beginning in 1997 that resulted in changes made in the PEO management structure and marketing approach, PEO revenues represented a decreasing share of the Company's total net revenues, to 46.1% for 1999 from 50.5% for 1997. As discussed earlier the Company ceased providing PEO services to industrial staffing franchises as of December 31, 1999, and effective April 8, 2000, the Company sold the operations of Synadyne, the major division providing PEO services. The Company will continue to provide, within the Company's PEO division, payrolling, which represented 6.6% of the revenues generated by the Company's PEO segment and 1.3% of the Company's revenues in 1999.

        Gross profit from the Company's PEO services increased $2.6 million, to $10.6 million for 1999 from $8.0 million for 1997, or a compound annual growth rate of 14.7%, representing 12.9% of the Company's gross total gross profit in 1999, as compared to 12.1% in 1997.

        Approximately 20% of the Company's 1999 PEO revenues were from services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer.

        Franchising

         Net revenues and gross profit margin from the Company's franchising operations increased $0.1 million, to $7.1 million for 1999 from $7.0 million for 1997, or a compound annual growth rate of 0.6%. Franchising operations represented a decreasing share of the Company's total net revenues, to 1.2% in 1999 from 1.6% for 1997, reflecting the Company's greater focus on growth of its Company-owned flexible staffing operations during this period. The Company expects to continue to sell new franchises in smaller, less populated geographic areas, subject to, among other factors, the success of the Company's marketing efforts in this regard.

         As revenue generated from franchising operations are received by the Company from its franchisees in the form of royalties, the Company does not incur the expense for payroll and payroll related taxes. Accordingly, trends in gross profit margin are consistent with the revenue trends discussed above.

Liquidity and Capital Resources

Debt and Other Financing

         The Company's primary sources of funds for working capital and other needs are (i) a $25.5 million credit line (the "Revolving Credit Facility"), including existing letters of credit of $5.0 million and (ii) a $50.0 million credit facility, based on and secured by the Company's accounts receivable (the "Receivable Facility"). Both facilities are provided by a syndicate of lenders led by Fleet National Bank ("Fleet") and expire on April 30, 2000. The Company is currently negotiating with the lenders' syndicate to obtain an extension of its existing financing beyond April 30, 2000, until such time as long-term financing can be obtained from alternative lending sources under a mutually acceptable structure and terms. See "Future Liquidity".

         The existing credit facilities, which were effective as of October 1, 1999 (a) replaced the previously existing $50.0 million securitization facility and (b) amended the previously existing $29.9 million revolving credit facility (which included letters of credit of $8.4 million) to (i) reduce the maximum availability to $25.5 million, including existing letters of credit of $5.0 million, (ii) eliminate certain financial covenants and (iii) add events of default, including a provision enabling the lenders syndicate to accelerate the maturity date of the facility if, in their sole discretion, the lenders are not satisfied with the Company's business operations or prospects. Outstanding amounts under the Revolving Credit Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of Common Stock of each of its subsidiaries. The new agreements also contain terms that increased the weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses and not including a higher default rate, to approximately 11.2% per annum, compared to approximately 7.1% per annum under the old agreements. The Receivable Facility bears interest at Fleet's base (prime) rate plus 2.0% per annum (currently 10.5%), while the Revolving Credit Facility bore interest at base plus 2.5% per annum in October 1999, base plus 4.0% per annum in November 1999 and base plus 5.0% per annum thereafter. In addition, the Company paid an initial fee related to the Receivable Facility that is approximately equal to another 1.0% per annum for the three-month term of that loan plus legal fees and other expenses related to both facilities totaling approximately $0.3 million. As of March 31, 2000 borrowings were $16.4 million under the Revolving Credit Facility at an interest rate of 14.0% and $34.6 million under the Receivable Facility at an interest rate of 11.0%.

         The previously existing securitization facility, which was terminated as of October 1, 1999, was a financing arrangement under which the Company could sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which used the receivables to secure A-1 rated commercial paper (the "Securitization Facility"). The Company's cost for this arrangement was classified as interest expense and was based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn was determined by prevailing interest rates in the commercial paper market and was approximately 5.45% as of September 30, 1999.

         In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, during 1999 the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable. As of August 12, 1999, the Company had not made all of the scheduled payments due and, as a result, an event of default occurred of this debt having a total principal outstanding of $9.2 million as of September 30, 1999, but subsequently reduced to $7.0 million as of December 31, 1999 in connection with the Company's sale of certain operations as part of the Restructuring and related actions. The terms of these notes payable, which are subordinated to the Revolving Credit Facility, allow the payees to accelerate terms of payment. Acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from three payees as of December 31, 1999. See Notes 7 and 8 to the Company's Consolidated Financial Statements.

         In addition to the indebtedness discussed above, as of December 31, 1999 the Company had (i) bank standby letters of credit outstanding in the aggregate amount of $5.0 million (which are issued as part of the Revolving Credit Facility, although reduction of letters of credit does not currently result in additional borrowing capacity) to secure the pre-1999 portion ($4.8 million) of the workers' compensation obligations recorded as a current liability on the Company's balance sheet; (ii) obligations under capital leases for property and equipment in the aggregate amount of $3.1 million; (iii) obligations under mortgages totaling $0.6 million and (iv) obligations for insurance premiums and other matters totaling $0.4 million.

Summary of Cash Flows

         The Company's principal uses of cash are for wages and related payments to temporary, and prior to April 8, 2000, PEO employees, operating costs, capital expenditures and repayment of debt and interest thereon. In 1999, cash used in operating activities was $43.1 million, as compared with $50.8 million provided by operating activities in 1998. The significant decrease in cash from operations was due to the effect of the termination of the Company's Securitization Facility. As discussed above, as part of the Company's borrowing facilities, the Company sold certain trade accounts receivable to obtain working capital for the Company's operations. The Company had sold $44.8 million of trade accounts receivable at December 31, 1998 under this agreement, which was subsequently terminated as of October 1, 1999 and replaced by the Receivable Facility, under which the Company currently obtains working capital. See Note 7 to the Company's Consolidated Financial Statements. Adjusted to remove the effects of the Securitization agreement in 1998 and 1999, cash provided by operating activities decreased from $6.0 million in 1998 to $1.7 million in 1999, primarily due to the additional cash needed to convert to a pre-funded workers compensation program.

         The tables below set forth the Company's cash flows, (i) as presented in the Company's Consolidated Financial Statements for the years ended December 31, 1999 and 1998, and (ii) adjusted to remove the effect of the sale of the Company's uncollected accounts receivable under the Securitization Facility during 1998. As of December 31, 1998, a $44.8 million interest in the Company's uncollected accounts receivable had been sold under the Securitization Facility and was excluded from the accounts receivable balance presented in the Company's Consolidated Financial Statements.



                                                               Years ended December 31,
Cash flows provided by (used in):                               1999              1998
                                                                ----              ----
                                                                (Dollars in thousands)
     Historical cash flow
     --------------------
     Operating activities ...............                  $    (43,084)             $50,761
     Investing activities ...............                         9,049              (31,316)
     Financing activities ...............                        29,250              (15,629)
                                                           ------------           ----------
     Net (decrease) increase in cash.....                  $     (4,785)          $    3,816
                                                           ============           ==========

                                                              Years ended December 31,
Cash flows provided by (used in):                               1999              1998
                                                                ----              ----
                                                                (Dollars in thousands)
     Cash flow - as adjusted
     -----------------------
     Operating activities, as adjusted...                  $       1,722     $        5,955
     Investing activities................                          9,049            (31,316)
     Financing activities, as adjusted...                        (15,556)            29,177
                                                           -------------     --------------
     Net decrease (increase) in cash.....                  $      (4,785)    $        3,816
                                                           =============     ==============

         Cash provided by investing activities during 1999 was $9.0 million, as compared to $31.3 million used in investing activities in 1998. Of the $9.0 million provided by investing activities in 1999, $8.9 million represented proceeds from sales of assets held for disposition and the sale of the corporate support center. See Note 3 to the Company's Consolidated Financial Statements. During 1998, the Company paid $27.8 million for acquisitions (primarily intangible assets).

         Cash provided by financing activities during 1999 was $29.3 million, as compared to $15.7 million used in financing activities in 1998. The significant increase in cash from financing activities was primarily due to the termination of the Company's Securitization facility, as mentioned above, which was replaced by the Receivable Facility. Adjusted to remove the effects of the Securitization facility in 1998 and 1999, cash used in financing activities was $15.6 million in 1999, compared to cash provided by financing activities of $29.2 million in 1998. During 1998, the Company increased borrowings by $32.0 million, primarily used to fund additional trade payroll arising from the daily operational activity of acquisitions made in 1998. This is in contrast to 1999, during which the Company repaid $16.0 million of debt primarily from the sale of the corporate support center building and other assets as part of the Company's restructuring efforts, and improvement in accounts receivable collections. See "Restructuring" and Note 3 to the Company's Consolidated Financial Statements.

Workers' Compensation Collateral

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

         In July and November 1999, the Company renegotiated the schedule of payments due under the pre-funded deductible program, in order to improve its liquidity. As a result of both negotiations, the original $13.3 million total of the 1999 payments was reduced to $11.4 million, the originally scheduled May and June payments were deferred and incorporated into revised monthly payments for the remainder of the year and the originally scheduled December payment was substantially reduced. In January 2000, the Company renewed its pre-funded deductible program for one year. Under the new agreement, the Company will fund $10.1 million in 12 installments for projected 2000 claims expenses. On a quarterly basis, this claim fund requirement will be adjusted upward or downward based on the projected cost of the actual claims incurred during 2000, up to a maximum liability of $19.0 million. In addition, the Company has agreed to establish a $3.0 million trust account naming Hartford Insurance Company as beneficiary to secure any liability for claim funding for 1999 and/or 2000 that might exceed the pre-funded amounts up to the aggregate maximum cap for each year of $13.6 million and $19.0 million, respectively. This trust account is being funded in 11 installments through December 2000.

Accounts Receivable

         The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Flexible staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 30 to 60 days from the presentation date of the invoice. Beginning in the fourth quarter of 1998, the Company experienced an increase in the percentage of its staffing accounts receivable that were past due. During 1999, the Company placed greater emphasis on its accounts receivable collection process. As a result, the average number of days to collect accounts receivable from invoice presentation has decreased from 53 days at December 31, 1998 to 44 days at December 31, 1999. Accounts receivable decreased by approximately $2 million, due to the sale of nine staffing offices and the clerical division to third parties, during the last two quarters of 1999, although the working capital benefit was substantially less due to the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation. In addition, the Company expects its accounts receivable to decrease by approximately $6 million related to the 20 staffing offices that are expected to be sold to third parties in 2000.

         The Company paid its PEO employees on a weekly, bi-weekly, semi-monthly or monthly basis for their services, and received payments on a simultaneous basis from approximately 80% (based on revenues) of its existing customers, within 7 days from certain customers, with the remainder paying on average 30 to 45 days from the presentation date of the invoice. As part of the sale of Synadyne, the Company expects its accounts receivable to decrease by approximately $6 million, although the working capital benefit will be substantially offset by the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation.

         On November 4, 1999, the Company sold certain trade accounts receivable, with a face value of approximately $4.3 million and primarily more than 180 days past due, to unrelated third parties for proceeds of approximately $220,000. The Company recorded an additional $2.7 million charge to bad debt expense related to that sale.

Capital Expenditures

         One of the key elements of the Company's growth strategy in 1997 and 1998 had been expansion through acquisitions, which require significant third party financing. The Company has decided not to complete further acquisitions until its internal revenue growth rate and the resulting operating performance of its existing locations improve. The financing sources for its acquisitions had been cash from operations, seller financing, bank financing and issuances of the Company's Common Stock. The Company's acquisitions were primarily in the industrial staffing area. The Company anticipates spending up to $2 million during the next twelve months to improve its management information and operating systems, upgrade existing locations and other capital expenditures including, but not limited to, opening new staffing locations.

Future Liquidity

         The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's Consolidated Financial Statements, during the year ended December 31, 1999, the Company incurred a net loss of $30.9 million and, as of that date, the Company's current liabilities exceeded its current assets by $42.0 million, and the Company is in default in repayment of certain acquisition debt subordinated to its bank financing. The Company's bank facilities and financial covenants were modified effective October 1, 1999, with a maturity of December 31, 1999, to enable the Company to continue to meet certain financial covenants during 1999. Prior to year end, as previously stated, the Company's bank group extended financing through March 31, 2000, and subsequently through April 30, 2000. These factors could indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. To improve the Company's liquidity position and attain successful operations, both immediately and for the future, the Company has announced several actions including the divestiture of certain Company operations and a reduction of its workforce (see "General" above and Note 3 to the Company's Consolidated Financial Statements).

         Based on recent discussions with the lenders' syndicate and other financing sources, the Company believes that it will be able to replace or extend the Receivable Facility under similar terms, including interest rates, for a period subsequent to April 30, 2000; however, the Company believes that the Revolving Credit Facility, which had a $14.9 million outstanding balance plus letters of credit of $5.0 million as of December 31, 1999, will need to be replaced by a combination of medium-term debt secured primarily by property and equipment and a second lien on accounts receivable ("Term Debt"), and medium-term subordinated debt ("Subordinated Debt"). The Company expects that the combined Term Debt and Subordinated Debt would be approximately $15.0 to $25.0 million based on and subject to the following items affecting liquidity in addition to the results of the Company's operations: (i) net after-tax proceeds from the sale of the Tandem branches identified for disposition, (ii) successful renegotiation of the payment schedules for the defaulted and/or accelerated subordinated acquisition debt, and (iii) working capital requirements for the Company's increased workers' compensation program for current and prior years. The Company believes that it will be able to find alternative financing resources, as discussed above; however, the Company could experience liquidity problems depending on the ability and willingness of the lenders' syndicate to continue lending to the Company, and the availability and cost of financing from alternative sources.

Acquisitions

         During 1997, the Company made eight staffing acquisitions including 30 offices and approximately $61.0 million in annual historical revenue. During 1998, the Company made 17 staffing acquisitions including 40 offices and approximately $96.0 million in annual historical revenue. These acquisitions resulted in a significant increase in goodwill and other intangible assets and correspondingly resulted in increased amortization expense. In addition, the amount of these intangible assets as a percentage of the Company's total assets and shareholders' equity increased significantly in those periods.

         During 1999, the Company wrote down approximately $8.0 million of these intangible assets, $5.4 million representing the excess of the book value over the expected net realizable value of assets identified for disposition and expensed as part of the restructuring charge and another $2.6 million related to assets to be retained by the Company that were considered impaired based on its analysis of anticipated discounted future cash flows at that time. See Notes 3 and 4 to the Company's Consolidated Financial Statements. While the remaining net unamortized balance of intangible assets as of December 31, 1999 is not considered to be impaired, any future determination requiring the write-down of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's results of operations. As of the date of this filing, no further acquisitions have been made and it is not anticipated that any acquisitions will be made in the next twelve months.

Restructuring

         In connection with the Restructuring, the Company has included a charge of $11.2 million in its results of operations for the year ended December 31, 1999. This restructuring charge accrual and its utilization are as follows, with all amounts presented in thousands:

                                                                                        Paid through     Balance at
                                                                    Original            ------------     ----------
                                                                     Charge                   December 31, 1999
                                                                     ------                   -----------------
         Employee severance and other termination benefits         $  4,040             $  1,318            $  2,722

         Professional fees................................            1,205                1,171                  34

         Lease termination and write-down of leasehold
           improvements at closed offices.................              400                  295                 105

         Other restructuring costs........................              146                  102                  44
                                                                   --------             --------            --------

         Accrued restructuring charges....................            5,791             $  2,886            $  2,905
                                                                                        ========            ========

         Write-down to fair value of assets identified
           for disposition ...............................            5,429
                                                                   --------

         Total restructuring charge activity..............         $ 11,220
                                                                   ========

         The $5.4 million write-down of assets identified for disposition relates to 27 Tandem offices, as follows: (i) a $0.4 million loss related to two staffing offices in Las Vegas purchased by the Company in 1998 - one office closed by the Company and one office sold on September 6, 1999 to an unaffiliated party which paid a nominal amount and entered into a standard franchise agreement with the Company for the territory; (ii) a $1.5 million loss related to four staffing offices in Raleigh, North Carolina and Greenville, South Carolina, purchased by the Company in 1998 - one office closed by the Company and three offices sold on October 18, 1999 to the former franchisee and previous seller for $1.8 million. The sales price was comprised of $0.2 million in cash, two promissory notes totaling $0.3 million, and cancellation of the Company's remaining indebtedness from the original acquisition of $1.3 million. As part of this transaction, the Company cancelled covenants not to compete previously given to it by the buyers and certain affiliates and agreed not to compete for 39 months (27 months in the case of franchising) in the counties where the assets are located. This transaction also included an option, which was exercised on November 8, 1999, to purchase, for nominal consideration, one staffing office in Virginia, which had been purchased by the Company from a related party in 1996, and (iii) a $3.5 million write-down related to 21 additional staffing offices based on management's estimate of the ultimate sales prices that will be negotiated for these assets. Effective February 28, 2000, the Company sold its staffing office in the state of Washington for $0.3 million, which was comprised primarily of a promissory note of $0.2 million.

         In addition to the write-down of assets identified for disposition, the $11.2 million restructuring charge includes $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits include retention bonuses paid to certain employees that remained with the Company through the last day of the year. The remaining liability of $2.7 million for severance and other termination benefits as of December 31, 1999 consists of (i) $0.2 million for four employees terminated in 1999, to be paid in 2000 and (ii) $2.5 million for 59 employees to be terminated by June 30, 2000.

         Professional fees of $1.2 million included in the restructuring charge are primarily amounts paid to Crossroads Capital Partners, LLC for its services related to the Restructuring during the third and fourth quarter of 1999 - see
Note 8. The Company also expects to record restructuring charges in the first calendar quarter of 2000 and the first quarter of fiscal year 2001 for services relating to Restructuring activities to be rendered by Crossroads during that period.

         As of December 31, 1999, the Company had closed, franchised, sold or consolidated into other existing Company-owned locations 26 of the 47 staffing offices identified as part of the Restructuring and utilized $0.4 million of the restructuring charge for the costs of terminating the related leases as well as writing down the carrying value of leasehold improvements and other assets not usable in other Company operations.

         As of December 31, 1999, 21 Tandem offices remained to be sold as part of the Restructuring, and the Company has classified the related tangible and intangible assets, excluding cash, accounts receivable and deferred income taxes, as assets held for disposition. As of September 30, 1999, the Company had also classified the assets of the Synadyne division as assets held for disposition; however, when it became apparent that certain assets would not be sold in connection with the disposition of Synadyne, those assets were removed from such classification. Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.4 million for the year ended December 31, 1999. The estimated fair value of these assets held for disposition was based, in some cases, on management's judgment; accordingly, actual results could vary significantly from such estimates.

         In connection with the corporate support center workforce reductions and the then anticipated disposition of Synadyne, the corporate support center building was sold on December 29, 1999. The Company received $6.1 million in net proceeds from the sale of the support center building and certain assets, of which $3.8 million was used to satisfy the mortgage obligations, $0.9 million is being held in escrow and will be released over the period through October 1, 2002, and $1.4 million was used to reduce the Company's outstanding obligation to Fleet National Bank.

         The Company's assets held for disposition as of December 31, 1999 are stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs) and presented in thousands, as follows:

                                                                      Original Cost, Net                    Lower of
                                                       Property       Goodwill and Other                    Cost or
                                                     and Equipment    Intangible Assets       Total        Fair Value
                                                     -------------    -----------------       -----        ----------
         Tandem branch offices..................       $     640         $    5,279         $   5,919        $   2,250

         Synadyne division......................            --                  189               189              189
                                                       ---------         ----------         ---------        ---------

                                                       $     640         $    5,468         $   6,108        $   2,439
                                                       =========         ==========         =========        =========

         As part of the Restructuring efforts in 1999, the Company had classified assets with a carrying value of $11.8 million as assets held for disposition. As described above, the Company sold Tandem branch offices and the corporate support center building, with a combined carrying value of $8.1 million during the third and fourth quarters of 1999. The Synadyne assets, with a carrying value of $1.3 million, were removed from such classification as of December 31, 1999. The Company expects to sell the remainder of the assets held for disposition before June 30, 2000.

         The following table reflects the Company's net revenues and gross profit margin segregating ongoing operations and operations from assets held for disposal or sold as part of the Company's restructuring efforts and other disposed operations. Those operations include: (i) the Synadyne division, sold as of April 8, 2000, (ii) Office Ours, the Company's clerical division, sold during the third quarter of 1999, (iii) franchise PEO operations, which were ceased on December 31, 1999, and (iv) flexible staffing branches disposed or held for sale as of December 31, 1999. Ongoing operations include (i) the Tandem division, which includes flexible staffing and flexible staffing payrolling clientele, and (ii) franchising.

                                                                            Years Ended December 31,
                                                                   ---------------------------------------------
                                                                       1999              1998             1997
                                                                   ----------        -----------       ---------
                                                                               (Dollars in thousands)
Net revenues:
     Total Company .........................................       $  594,047        $  565,394       $  447,579

     Less assets held for sale and disposed/ceased operations:
         Synadyne...........................................         (224,499)         (202,888)        (177,045)
         Clerical, franchise PEO and other..................          (73,959)          (89,472)         (79,918)
                                                                   ----------       -----------       ----------

     Subtotal - assets held for disposal and
       disposed/ceased operations...........................         (298,458)         (292,360)        (256,963)
                                                                   ----------       -----------       ----------

     Net revenues from ongoing operations...................       $  295,589        $  273,034       $  190,616
                                                                   ==========       ===========       ==========

Gross profit margin:
     Total Company .........................................       $   81,911        $   84,820       $   66,306

     Less assets held for sale and disposed/ceased operations:
         Synadyne...........................................           (7,053)           (6,524)          (6,496)
         Clerical, franchise PEO and other..................          (10,822)          (13,002)          (9,414)
                                                                   ----------       -----------       ----------

     Subtotal - assets held for disposal and
       disposed/ceased operations...........................          (17,875)          (19,526)         (17,123)
                                                                   ----------       -----------       ----------

     Gross profit margin from ongoing operations............       $   64,036        $   65,294       $   50,396
                                                                   ==========       ===========       ==========

 Gross margin as a percentage of net revenues:
      Ongoing operations....................................             21.7%             23.9%            26.4%
      Operations from assets held for sale and
         disposed/ceased operations.........................              6.0%              6.7%             6.7%

         Flexible staffing branches sold, franchised or held for sale as of December 31, 1999 generated revenues of $50.7 million, $56.1 million and $38.6 million during 1999, 1998 and 1997, respectively, and earned gross profit margin of $9.4 million, $10.4 million and $7.1 million for those years. Those same branches incurred SG&A expense of $8.7 million, $7.8 million and $5.6 million, excluding depreciation and amortization costs, in 1999, 1998 and 1997, respectively. Office Ours, the Company's former clerical division which was sold on August 30, 1999, generated revenues of $5.3 million, $8.1 million and $6.7 million in 1999, 1998 and 1997 and earned gross profit of $1.4 million, $2.2 million and $1.8 million for those years. In addition, Office Ours incurred $1.4 million, $2.2 million and $1.6 million in SG&A expense, excluding depreciation and amortization expense in 1999, 1998 and 1997, respectively. SG&A for the Synadyne division, excluding depreciation and amortization expense, was $4.9 million, $5.3 million and $5.3 million in 1999, 1998 and 1997, respectively. Results of flexible staffing offices that were consolidated in 1999 with existing offices, as part of the Company's Restructuring efforts, are included in ongoing operations.

Seasonality

         The Company's quarterly results of operations reflect the seasonality of higher customer demand for industrial staffing services in the last two calendar quarters of the year, as compared to the first two quarters. Even though there is a seasonal reduction of industrial staffing revenues in the first calendar quarter of a year as compared to the fourth quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses proportionally because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. PEO revenues are generally not subject to seasonality to the same degree as industrial staffing revenues although the net income contribution of PEO revenues expressed as a percentage of sales is significantly lower than the net income contribution of industrial staffing revenues. As a result of the above factors, the Company historically experiences operating income in the first calendar quarter of a year that is significantly less than (i) the fourth quarter of the preceding year and (ii) the subsequent three quarters of the same year. See Note 16 to the Company's Consolidated Financial Statements.

Inflation

         The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenues and expenses have resulted primarily from higher volumes, rather than price increases.

New Accounting Pronouncements

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company intends to implement SFAS No. 133 in its consolidated financial statements as of and for the three months ended July 2, 2001, although it has not determined the effects, if any, that implementation will have. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Year 2000 Issue

         As of the date of this filing, the Company had not experienced any significant Y2K problems or disruptions with internal systems, nor had any material problems or disruptions been experienced with key customers or suppliers.

Forward-Looking Information: Certain Cautionary Statements

         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K are forward-looking statements, including but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, the potential for and effect of future acquisitions, costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and trends identify forward-looking statements. Such forward-looking statements involve known and unknown risks and are also based upon assumptions of future events, which may not prove to be accurate. Therefore, actual results may differ materially from any future results expressed or implied in the forward-looking statements. These known and unknown risks and uncertainties include, but are not limited to, changes in U.S. economic conditions, particularly in the manufacturing sector; the Company's dependence on regulatory approvals; its future cash flows, sales, gross margins and operating costs, including the Company's ability to implement and maintain cost reductions in connection with the Restructuring; the Company's ability to sell or otherwise dispose of non-strategic assets under satisfactory terms and timing; the effect of changing market and other conditions in the staffing industry; the ability of the Company to continue to grow; legal proceedings, including those related to the actions of the Company's temporary or leased employees; the availability and cost of financing; the ability to maintain existing banking relationships and to establish new ones; the Company's ability to raise capital in the public equity markets; the ability to successfully integrate past and future acquisitions into the Company's operations; the recoverability of the recorded value of goodwill and other intangible assets arising from past acquisitions; the general level of economic activity and unemployment in the Company's markets, specifically within the construction, manufacturing, distribution and other light industrial trades; increased price competition; changes in and the Company's ability to comply with government regulations or interpretations thereof, particularly those related to employment; the continued availability of qualified temporary personnel; the financial condition of the Company's clients and their demand for the Company's services (which in turn may be affected by the effects of, and changes in, U.S. and worldwide economic conditions); collection of accounts receivable; the Company's ability to retain large clients; the Company's ability to recruit, motivate and retain key management personnel; the costs of complying with government regulations (including occupational safety and health provisions, wage and hour and minimum wage laws and workers' compensation and unemployment insurance laws) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations; volatility in the workers' compensation, liability and other insurance markets; inclement weather; interruption, impairment or loss of data integrity or malfunction of information processing systems; changes in government regulations or interpretations thereof, and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

         In addition, the market price of the Company's stock may from time to time be volatile as a result of, among other things, the Company's operating results, the operating results of other temporary staffing companies, economic conditions, the proportion of the Company's stock available for active trading and the performance of the stock market in general.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Year Ended December 31, 1999

         The Company, as a result of borrowings associated with its operating and investing activities, is exposed to changes in interest rates that may adversely affect its results of operations and financial position. As of December 31, 1999, the Company's primary sources of funds for working capital and other needs were (i) a $25.5 million credit line (the "Revolving Credit Facility") and (ii) a $50.0 million credit facility, based on and secured by the Company's accounts receivable (the "Receivable Facility"). Facility borrowings are collateralized by all tangible and intangible assets of the Company and its subsidiaries.

         Of the $68.0 million of short-term and long-term borrowings on the Company's balance sheet as of December 31, 1999, approximately 16.1% represented fixed rate instruments. The Revolving Credit Facility bears interest at base (prime) rate plus 5% per annum (currently 13.5%), and the Receivable Facility bears interest at base plus 2% per annum (currently 10.5%).

         There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not utilize financial instruments for trading or other speculative purposes.

          A hypothetical 10% (about 111 basis points) adverse move in interest rates along the entire interest rate yield curve would increase the Company's 2000 interest expense by approximately $0.8 million and decrease 2000 net income after taxes by approximately $0.5 million, or $0.06 per diluted share. This assumes that the Company's financing requirements in 2000 would approximate the actual outstanding debt as of December 31, 1999.

For the Year Ended December 31, 1998

         To fund most of its working capital needs in 1998, and through September 30, 1999, the Company utilized proceeds from the sale of its accounts receivable to a third party, who in turn used the receivables to secure U.S. dollar-denominated short-term commercial paper. The Company's cost for this funding was based on the interest paid by the third party on the outstanding commercial paper. Long-term debt was generally used to finance long-term investments. Approximately 45% of the $38.3 million of long-term borrowings on the Company's balance sheet as of December 31, 1998 represented fixed rate instruments. Approximately 20% of the $83.1 million arrived at by including the outstanding commercial paper from the securitization that is not on the Company's balance sheet as of December 31, 1998 represented fixed rate instruments.

         In seeking to minimize the risks and/or costs associated with its borrowing activities, the Company entered into a derivative financial instrument transaction to limit exposure to the risk of interest rate fluctuations and to minimize interest expense - See Note 7 to the Company's Consolidated Financial Statements for additional information. The Company did not utilize financial instruments for trading or other speculative purposes. The Company's financial instrument counterparty was a high quality commercial bank with significant experience with such instruments. The Company managed exposure to counterparty credit risk through specific minimum credit standards. The maximum credit exposure at December 31, 1998 was not significant to the Company.

         The above discussion and the estimated amounts generated from the analyses referred to above include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. The SEC disclosures on market risk require that all financial instruments, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", should be included in the quantitative disclosure calculation. Operating leases are not required to be disclosed by SFAS No. 107, and have not been included as part of the above analysis. This is a significant limitation to the analysis presented. As a result, the overall impact to the Company's operating results from a hypothetical change in interest rates may be overstated. There are certain other shortcomings inherent to the analyses presented. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. The effect of the hypothetical change in interest rates ignores the effect this movement may have on other variables including changes in actual sales volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also ignored. Accordingly, the forward-looking statements should not be considered projections by the Company of future events or losses and are subject to the factors discussed under the caption "Forward-Looking
Statements: Certain Cautionary Statements" of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report........................................................................            34
Consolidated Balance Sheets as of December 31, 1999 and 1998........................................            35
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997..........            36
Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1999, 1998, and 1997...................................................            37
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..........            38
Notes to Consolidated Financial Statements..........................................................            39

INDEPENDENT AUDITORS' REPORT


Outsource International, Inc. and Subsidiaries:

We have audited the consolidated balance sheets of Outsource International, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsource International, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 1999 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's losses from operations, working capital deficiency and non-compliance with the terms of its borrowing facilities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
April 14, 2000



                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                  December 31,
                                                                                  ----------------------------------------
                                                                                     1999                       1998
                                                                                  -------------             --------------
ASSETS                                                                         (Dollars in thousands, except per share data)
CURRENT ASSETS:
Cash....................................................................              $     716                  $   5,501
Trade accounts receivable, net of allowance for doubtful accounts of
  $2,830 and $1,924.....................................................                 49,709                     12,946
Funding advances to franchises..........................................                    157                        441
Assets held for disposition.............................................                  2,439                        --
Other current assets, including deferred income taxes in 1998...........                  2,608                      7,795
                                                                                      ---------                  ---------

     Total current assets...............................................                 55,629                     26,683

PROPERTY AND EQUIPMENT, net.............................................                  9,231                     17,628
GOODWILL AND OTHER INTANGIBLE ASSETS, net...............................                 46,517                     64,262
OTHER ASSETS............................................................                  2,304                      3,429
                                                                                      ---------                  ---------
     Total assets.......................................................               $113,681                  $ 112,002
                                                                                      =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable........................................................              $   6,186                  $   5,217
Accrued expenses:
    Payroll.............................................................                  8,706                      4,322
    Payroll taxes.......................................................                  3,842                      4,067
    Workers' compensation and insurance.................................                  5,342                     10,659
    Other...............................................................                  4,331                      2,482
Accrued restructuring charges...........................................                  2,905                        --
Other current liabilities...............................................                    661                      1,312
Current maturities of long-term debt to related parties.................                  1,195                        541
Current maturities of other long-term debt..............................                  7,437                      6,782
Revolving credit facility...............................................                 57,067                         --
                                                                                      ---------                  ---------

    Total current liabilities...........................................                 97,672                     35,382

NON-CURRENT LIABILITIES:
Revolving credit facility...............................................                     --                     20,980
Long-term debt to related parties, less current maturities..............                     --                        745
Other long-term debt, less current maturities...........................                  2,300                      9,257
Other non-current liabilities...........................................                     --                      1,050
                                                                                      ---------                  ---------

    Total liabilities                                                                    99,972                     67,414
                                                                                      ---------                  ---------

COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 3, 4, 6, 7, 8, 9, 10 and 11)

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none
    issued..............................................................                     --                         --
Common stock, $.001 par value; 100,000,000 shares authorized; 8,657,913
    issued and outstanding at December 31, 1999 and 1998................                      9                          9
Additional paid-in capital .............................................                 53,546                     53,546
Accumulated deficit.....................................................                (39,846)                    (8,967)
                                                                                      ---------                  ---------

    Total shareholders' equity..........................................                 13,709                     44,588
                                                                                      ---------                  ---------

    Total liabilities and shareholders' equity..........................              $ 113,681                   $112,002
                                                                                      =========                   ========

                 See notes to consolidated financial statements.



                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                          1999                1998              1997
                                                                          ----                ----              ----
                                                                        (Dollars in thousands, except per share data)
Net revenues....................................................      $   594,047        $   565,394        $   447,579
Cost of revenues................................................          512,136            480,574            381,273
                                                                      -----------        -----------        -----------
Gross profit....................................................           81,911             84,820             66,306
                                                                      -----------        -----------        -----------
Selling, general and administrative expenses:
     Shareholders' compensation.................................               --                 --                292
     Provision for doubtful accounts............................            5,505              1,572              1,506
     Amortization of intangible assets..........................            3,702              3,684              1,853
     Other selling, general and administrative..................           77,512             67,596             52,246
                                                                      -----------        -----------        -----------
       Total selling, general and
         administrative expenses................................           86,719             72,852             55,897
                                                                      -----------        -----------        -----------
Restructuring and asset impairment charges:
      Restructuring costs                                                  11,220                 --                 --
      Impairment charges for write-off of goodwill
         and other long-lived assets............................            2,603                 --                 --
                                                                      -----------        -----------        -----------
      Total restructuring and impairment charges................           13,823                 --                 --
                                                                      -----------        -----------        -----------
Operating (loss) income.........................................          (18,631)            11,968             10,409
                                                                      ------------       -----------        -----------
Other expense, net:
    Interest expense (net)......................................            8,604              5,529              7,877
    Put warrants valuation adjustment...........................              --                 --               1,842
    Other income................................................             (479)               (53)               (21)
                                                                      -----------        -----------        -----------
      Other expense, net........................................            8,125              5,476              9,698
                                                                      -----------        -----------        -----------
(Loss) income before provision (benefit) for
    income taxes and extraordinary item.........................          (26,756)             6,492                711
Provision (benefit) for income taxes............................            4,123              1,611                (69)
                                                                      -----------        -----------        -----------
(Loss) income before extraordinary item.........................          (30,879)             4,881                780
Extraordinary item - loss on early retirement
    of debt, net of income tax benefit (Notes 6 and 7)..........               --             (1,417)           (13,384)
                                                                      -----------        -----------        -----------
Net (loss) income...............................................      $   (30,879)       $     3,464        $   (12,604)
                                                                      ===========        ============       ===========
Unaudited pro forma data:
Income before provision for
    income taxes and extraordinary item.........................                                            $       711
Provision for income taxes......................................                                                    296
                                                                                                            -----------
Income before extraordinary item................................                                                    415
Extraordinary item, net of income tax benefit...................                                               (13,384)
                                                                                                            -----------
Net loss........................................................                                            $  (12,969)
                                                                                                            ===========
Weighted average common shares outstanding:
    Basic.......................................................        8,657,913          8,603,521          6,055,439
                                                                      ===========        ===========        ===========
    Diluted.....................................................        8,657,913          9,919,492          7,320,362
                                                                      ===========        ===========        ===========
(Loss) earnings per share:
    Basic
        (Loss) income before extraordinary item.................      $     (3.57)       $      0.57        $      0.07
        Extraordinary item, net of income tax benefit...........             --                (0.17)             (2.21)
                                                                      -----------        -----------        -----------
        Net (loss) income.......................................      $     (3.57)       $      0.40        $     (2.14)
                                                                      ===========        ===========        ===========


  Diluted
        (Loss) income before extraordinary item.................      $     (3.57)       $      0.49        $      0.06
        Extraordinary item, net of income tax benefit...........             --                (0.14)             (1.83)
                                                                      -----------        -----------        -----------
        Net (loss) income ......................................      $     (3.57)       $      0.35        $     (1.77)
                                                                      ===========        ===========        ===========


                 See notes to consolidated financial statements.


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                          Retained
                                                                         Additional       Earnings/
                                                         Common            Paid in       Accumulated
                                                          Stock            Capital         Deficit            Total
                                                          -----            -------         -------            -----
                                                                            (Dollars in thousands)
Balance, December 31, 1996 ...........................  $      5        $     95         $  4,394         $  4,494

Net loss for the period from January 1, 1997
    through February 21, 1997 ........................      --              --               (172)            (172)

Distributions and other payments in
    connection with the Reorganization ...............      --           (11,880)          (4,222)         (16,102)

Contribution of notes payable by shareholders ........      --             4,300             --              4,300

Net loss for the period from February 22, 1997
    through December 31, 1997 ........................      --              --            (12,431)         (12,431)


Termination of put warrants liability ................      --            20,384             --             20,384

Sale of common stock .................................         3          40,302             --             40,305
                                                        --------        --------         --------         --------

Balance, December 31, 1997 ...........................         8          53,201          (12,431)          40,778

Issuance of common stock .............................      --               775             --                775

Exercise of warrants .................................         1               2             --                  3

Distributions and other payments in
     connection with the Reorganization ..............      --              (432)            --               (432)

Net income ...........................................      --              --              3,464            3,464
                                                        --------        --------         --------         --------

Balance, December 31, 1998 ...........................         9          53,546           (8,967)          44,588

Net loss .............................................      --              --            (30,879)         (30,879)
                                                        --------        --------         --------         --------

Balance, December 31, 1999 ...........................  $      9        $ 53,546         $(39,846)        $ 13,709
                                                        ========        ========         ========         ========

                 See notes to consolidated financial statements.


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                         Years Ended December 31,
                                                                           ---------------------------------------------------
                                                                              1999                 1998                1997
                                                                              ----                 ----                ----
                                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..............................................            $  (30,879)          $    3,464           $ (12,604)
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization...............................                7,134                 6,756               4,179
   Impairment charges for write-off of goodwill and other
     long-lived assets.........................................                2,603                    --                  --
   Provision for losses on assets held for disposition.........                5,429                    --                  --
   Loss on sale of accounts receivable.........................                2,667                    --                  --
   Amortization/Write-off of debt discount and issuance costs..                1,377                    --                 938
   Put warrants valuation adjustment...........................                   --                    --               1,842
   Loss on early retirement of debt............................                   --                    --              20,031
   Deferred income tax provision (benefit).....................                5,732                 1,106              (6,716)
   (Gain) loss on disposal of property and equipment...........                 (303)                   61                 (19)
                                                                         -----------           -----------         -----------
                                                                              (6,240)               11,387               7,651
        Changes in assets and liabilities (excluding effects
          of acquisition):
        (Increase) decrease in:
            Trade accounts receivable..........................              (39,596)               36,744             (20,948)
            Prepaid expenses and other current assets..........                  293                  (326)               (379)
            Other assets.......................................               (1,542)                 (419)             (1,405)
        Increase (decrease) in:
            Accounts payable...................................                  867                  (443)               (519)
            Accrued expenses:
                Payroll........................................                4,384                   749                (888)
                Payroll taxes..................................                 (225)                1,685                   2
                Workers' compensation and insurance............               (5,317)                1,494               3,622
                Reserve for restructuring charges..............                2,905                    --                  --
                Other..........................................                2,038                   287                 463
            Other current liabilities..........................                 (651)                 (397)               (509)
                                                                         -----------           -----------         -----------
                Net cash (used in) provided by operating
                  activities...................................              (43,084)               50,761             (12,910)
                                                                         -----------           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sales as part of Restructuring and
  related matters..............................................                2,740                    --                  --
Proceeds from sale of building.................................                6,207                    --                  --
Funding repayments from franchises, net........................                  284                 1,745               1,046
Property and equipment expenditures............................               (1,569)               (5,296)             (4,105)
Expenditures for acquisitions..................................                 (213)              (27,769)            (21,948)
Proceeds from property and equipment sales leaseback...........                1,600                    --                  --
Proceeds from disposal of property and equipment...............                   --                     4                 263
                                                                         -----------           -----------         -----------
         Net cash provided by (used in) investing activities...                9,049               (31,316)            (24,744)
                                                                         -----------           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in excess of outstanding checks over
    bank balance, included in accounts payable.................                  102                 2,066               1,398
Net proceeds from (repayment of) lines of credit and
    revolving credit facilities................................               36,088               (12,820)             23,912
Proceeds from sale of interest rate hedge......................                  250                    --                  --
Related party debt repayments..................................                 (127)                 (483)             (1,988)
Proceeds of senior notes and put warrants, net of issuance costs                 --                     --              22,615
Repayment of senior notes......................................                  --                     --             (25,000)
Repayment of other long-term debt..............................               (7,283)               (3,963)             (5,845)
Proceeds from the sale of accounts receivable..................                  220                    --                  --
Proceeds from sale of common stock, net of offering costs......                   --                     3              40,305
Distributions and other payments in connection with the
  Reorganization...............................................                   --                  (432)            (16,102)
                                                                         -----------           -----------         -----------
Net cash provided by (used in) financing activities............               29,250               (15,629)             39,295
                                                                         -----------           -----------         -----------

Net (decrease) increase in cash................................               (4,785)                3,816               1,641
Cash, beginning of period......................................                5,501                 1,685                  44
                                                                         -----------           -----------         -----------
Cash, end of period............................................            $     716            $    5,501           $   1,685
                                                                         ===========           ============        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..................................................            $   6,030            $    4,960           $   7,091
                                                                         ===========           ============        ===========

                 See notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of business: Outsource International, Inc. and Subsidiaries (the "Company") is a national provider of human resource services focusing on the flexible industrial staffing ("staffing") market through its Tandem division and on the professional employer organization ("PEO") market through its Synadyne division. The Company also operated a small office clerical staffing business through its Office Ours division. As discussed further in Note 3, the Company sold the Office Ours division effective August 30, 1999. The Company provides its industrial staffing services through locations owned or leased by the Company (collectively identified as "Company-owned") and franchise locations and its PEO and clerical staffing services through Company-owned locations.

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                            Cash Paid          Notes (Paid            Total             Issuance of
                                        (Returned to Repay      at time of         Shareholder          Common Stock
                                Cash     Notes Receivable)     the Offering)      Distributions     Shares      Percentage
                                ----     -----------------     -------------      -------------     ------      ----------
    S Group............     $   5,841      $    2,502           $    1,420          $   9,763      3,131,667        57.5%
    M Group............         3,850           1,251                   --              5,101      1,552,315        28.5%
    CEO................           226             417                  325                968        591,249        10.8%
    EVP................           140             130                   --                270        173,557         3.2%
                            ---------      ----------           ----------          ---------     ----------      -------
                            $  10,057      $    4,300           $    1,745             16,102      5,448,788       100.0%
                            =========      ==========           ==========                         =========       ======

         Less contribution to additional paid-in capital of notes
         payable to Synadyne II, Inc. and Synadyne III, Inc................           (4,300)
                                                                                    --------

         Net charge to shareholders' equity................................         $ 11,802
                                                                                    ========

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

         Internal Reorganization: On, January 1, 1999 an internal reorganization was consummated to better align the legal entities on a geographic basis. This internal reorganization had no effect on the consolidated financial position or results of operations of the Company. Outsource International, Inc. retained 100% direct or indirect ownership of all Subsidiaries after this reorganization.

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

         The Company's reportable operating segments are the Industrial Staffing segment, the PEO segment and the Franchising segment - see Note 15. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

management approach, which is consistent with the basis and manner in which the Company internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

         Going Concern: The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's Consolidated Financial Statements, during the year ended December 31, 1999, the Company incurred a net loss of $30.9 million and, as of that date, the Company's current liabilities exceeded its current assets by $42.0 million, and the Company is in default in repayment of certain acquisition debt subordinated to its bank financing. The Company's bank facilities and financial covenants were modified effective October 1, 1999, with a maturity of December 31, 1999, to enable the Company to continue to meet certain financial covenants during 1999. Prior to year-end, as previously stated, the Company's bank group extended financing through March 31, 2000, and subsequently through April 30, 2000.

         The Company's Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and profitably operate its business. Due to the factors described above, the Company may be unable to continue as a going concern for a reasonable period of time. Management is continuing its efforts to obtain additional financing so that the Company can meet its obligations and sustain operations from sources that are described in Note 2 to the Company's Consolidated Financial Statements.

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

         Property and equipment: Property and equipment is stated at cost and depreciated or amortized on straight-line bases

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 .


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Long-lived assets: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", impairments, measured using fair value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the projected future undiscounted cash flows attributed to the assets are less than their carrying values - see Note 4.

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

         Goodwill relates to the excess of cost over the fair value of net assets of the businesses acquired. Amortization is calculated on a straight-line basis over periods ranging from 15 to 40 years. The overall business strategy of the Company included the acquisition and integration of independent and franchise staffing and PEO operations through 1998. The Company believes that this strategy creates synergies, achieves operating efficiencies and allows the Company to be more competitive in its pricing, all of which will provide benefits for the foreseeable future. During 1999, the Company ceased acquiring industrial staffing operations and focused on improving operational efficiencies.

         Management assesses on an ongoing basis if there has been an impairment in the carrying value of its intangible assets. If the undiscounted future cash flows over the remaining amortization period of the respective intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the carrying value of the respective intangible asset will be reduced. The amount of any such impairment would be determined by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other relevant factors - see Notes 3 and 4.

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

         Revolving credit facility and long-term debt: The carrying amounts approximate the fair value at December 31, 1998 and 1999, because the interest rates on these instruments approximate interest rates currently available for similar borrowings. The carrying amount of the unrealized hedge loss (included in other non-current liabilities) as of December 31, 1998 was based on its fair value determined primarily from information provided by Fleet National Bank, formerly BankBoston, N.A. - see Note 7.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Since the Reorganization on February 21, 1997, the Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for (a) the differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income and (b) net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense equals the taxes payable or refundable for the period plus or minus the change in the period of deferred tax assets and liabilities.

         Workers' compensation: Effective January 1, 1997 through December 31, 1999, the Company's workers' compensation insurance coverage provided for a $250,000 deductible per accident or industrial illness with an aggregate maximum dollar limit based on 3.5%, 2.4% and 2.2% of covered payroll for 1999, 1998 and 1997, respectively. The Company employs an independent third-party administrator to assist it in establishing an appropriate accrual for the uninsured portion of workers' compensation claims arising in those years, including claims incurred but not reported, based on prior experience and other relevant data. The Company's policy is to accrue worker's compensation expense equal to the fully developed cost of claims incurred up to those maximum dollar limits, using internally generated rates that reflect the specific risk profile of each Company segment in order to allocate the maximum dollar limit between segments. For claims related to periods prior to 1997, there was no aggregate maximum dollar limit on the Company's liability for deductible payments. From May 1, 1995 through December 31, 1996, in exchange for a lower excess insurance premium rate, the Company accepted the responsibility for certain losses exceeding the $250,000 policy deductible per accident or industrial illness on a dollar-for-dollar basis, but only to the extent such losses cumulatively exceed 85% of the excess insurance premiums (excluding the profit and administration component) and subject to a maximum additional premium (approximately $0.8 million in 1995 and $1.2 million in 1996).

         For claims arising through December 31, 1998, the Company is only required to pay such claims as they actually arise, which may be over a period extending up to 5 years after the related incident occurred. In 1999, the Company selected a prefunded deductible program whereby expected 1999 claims expenses are funded in advance in exchange for reductions in administrative costs. The required advance funding has been provided through either cash flows from operations or additional borrowings under the Revolving Credit Facility. This new arrangement adversely affected the Company's ability to meet certain financial covenants. See Note 7.

         Amortization of debt discount and issuance costs: The Company records debt discount as a contra-liability and debt issuance costs as a non-current asset. Both are amortized to interest expense using the interest method.

         Stock based compensation: The Company uses the accounting methods prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and provides the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-based Compensation". See Note 11.

         Advertising: The Company expenses advertising and promotional expenditures as incurred. Total advertising and promotional expenses were approximately $1.1 million, $1.5 million, and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         New accounting pronouncements: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, pursuant to SFAS No. 137, "Deferring of SFAS 133 Effective Date," and cannot be applied retroactively. The Company intends to first implement SFAS No. 133 in its consolidated financial statements as of and for the three months ending July 2,

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2001, although it has not determined the effects, if any, that implementation will have. If the Company acquires any derivative instruments, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

         Reclassifications: Certain reclassifications have been made in amounts for prior periods to conform to current period presentation.

NOTE 2:  FUTURE LIQUIDITY

         As discussed in Note 7 to the Company's Consolidated Financial Statements, the Company's current bank financing expires on April 30, 2000 and the Company is in default in repayment of certain acquisition debt subordinated to the bank financing. The Company's borrowing facilities and financial covenants were modified effective October 1, 1999, with a maturity of December 31, 1999, to enable the Company to continue to meet certain financial convenants during 1999. Prior to year-end, as previously stated, the Company's bank group extended financing through March 31, 2000, and subsequently through April 30, 2000.

         The Company is pursuing various strategies, including, but not limited to, negotiating with alternative lending sources and renegotiating acquisition debt that is in default. In addition, the Company announced a Restructuring plan on August 6, 1999, which when completed, will allow the Company to focus on its core business, flexible industrial staffing. See Note 3 to the Company's Consolidated Financial Statements. While the Company believes that its efforts to obtain alternative financing will be successful and that the bank group will provide financing subsequent to April 30, 2000, there can be no assurance that the bank group will continue to provide financing or that these actions will be sufficient to provide adequate funds for the Company's current level of operations or to pay the Company's past due obligations.

NOTE 3. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION

         On August 6, 1999, the Company announced the following actions to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible staffing division) and improve its operating performance within that segment:

         (i) the sale of Office Ours, the Company's clerical staffing division, effective August 30, 1999. The Company received proceeds at closing of $1.9 million, not including $0.1 million to be held in escrow until December 31, 1999 and subject to verification of sold accounts receivable, and another $0.1 million to be held in escrow until August 31, 2000 and subject to compliance with warranties and representations. Approximately $0.5 million of the proceeds was used to satisfy obligations under the Securitization Facility and the remainder was applied to the Revolving Credit Facility (See Note 7). A gain of $0.5 million has been included as a component of other income in the Company's consolidated statement of operations for the year ended December 31, 1999. Revenues of Office Ours, prior to the sale, were $5.3 million, $8.1 million and $6.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The loss before taxes for these operations, on a basis consistent with the segment information presented in Note 15, was $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively;

         (ii) the engagement of an investment banking firm to assist in the evaluation of the possible sale, or other strategic options, of Synadyne, the Company's PEO division. Effective April 8, 2000, the Company sold the operations of Synadyne, for which the Company received proceeds of $3.5 million at closing. In addition, the Company could receive additional proceeds of $1.25 million, which is dependent on certain performance criteria for the one year period subsequent to the sale. Revenues of Synadyne, prior to the sale, were $224.5 million, $202.9 million and $177.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The income before taxes for these operations, on a basis consistent with the segment information presented in Note 15, was $1.4 million, $1.1 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively; and

         (iii) a reduction of the Company's flexible staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation, during the third and fourth quarters of 1999, of 26 of the 117 Tandem

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR
        DISPOSITION(CONTINUED)

branch offices existing as of June 30, 1999; a reduction of the Tandem and corporate support center employee workforce by 107 employees (approximately 11% of the Company's workforce), and an anticipated additional reduction of 59 employees by June 30, 2000, of which 35 employees are in branch offices that will be sold, franchised, closed or consolidated. In connection with the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building was sold on December 29, 1999. A total of 47 branch offices have been or will be eliminated in connection with the restructuring, 26 of which have been sold, franchised, closed, or consolidated as of December 31, 1999. These offices were not or are not expected to be adequately profitable in the near future or are inconsistent with the Company's operating strategy of clustering offices within specific geographic regions.

         In connection with the Restructuring, the Company has included a charge of $11.2 million in its results of operations for the year ended December 31, 1999. This restructuring charge accrual and its utilization are as follows:

                                                                                 Paid through            Balance at
                                                                    Original     December 31,            December 31,
                                                                     Charge          1999                   1999
                                                                     ------     ---------------          ----------
                                                                              (Dollars in thousands)

         Employee severance and other termination benefits         $  4,040             $  1,318            $  2,722

         Professional fees................................            1,205                1,171                  34

         Lease termination and write-down of leasehold
           improvements at closed offices.................              400                  295                 105

         Other restructuring costs........................              146                  102                  44
                                                                   --------             --------            --------

         Accrued restructuring charges....................            5,791             $  2,886            $  2,905
                                                                                        ========            ========

         Write-down to fair value of assets identified for
           Identified for disposition.....................            5,429
                                                                   --------

         Total restructuring charge activity..............         $ 11,220
                                                                   ========

         (i) The $5.4 million write-down of assets identified for disposition relates to 27 Tandem offices, as follows: (i) a $0.4 million loss related to two staffing offices in Las Vegas purchased by the Company in 1998 - one office closed by the Company and one office sold on September 6, 1999 to an unaffiliated party, which paid a nominal amount and entered into a standard franchise agreement with the Company for the territory; (ii) a $1.5 million loss related to four staffing offices in Raleigh, North Carolina and Greenville, South Carolina, purchased by the Company in 1998 - one office closed by the Company and three offices sold on October 18, 1999 to the former franchisee and former seller for $1.8 million. The sales price was comprised of $0.2 million in cash, two promissory notes totaling $0.3 million, and cancellation of the Company's remaining indebtedness from the original acquisition of $1.3 million. As part of this transaction, the Company cancelled covenants not to compete previously given to it by the buyers and certain affiliates and agreed not to compete for 39 months (27 months in the case of franchising) in the counties where the assets are located. This transaction also included an option, which was exercised on November 8, 1999, to purchase, for nominal consideration, one staffing office in Virginia, which had been purchased by the Company from a related party in 1996; and (iii) a $3.5 million write-down related to 21 additional staffing offices based on management's estimate of the ultimate sales prices that will be negotiated for these assets. Effective February 28, 2000, the Company sold its staffing office in the state of Washington for $0.3 million. The sales price was comprised primarily of a promissory note of $0.2 million.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR
        DISPOSITION (CONTINUED)

         In addition to the write-down of assets identified for disposition, the $11.2 million restructuring charge includes $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits include retention bonuses paid to certain employees that remained with the Company through the last day of the year. The remaining liability of $2.7 million for severance and other termination benefits as of December 31, 1999 consists of (i) $0.2 million for four employees terminated in 1999, to be paid in 2000 and (ii) $2.5 million for 59 employees to be terminated by June 30, 2000.

         Professional fees of $1.2 million included in the restructuring charge are primarily amounts paid to Crossroads Capital Partners, LLC for its services related to the Restructuring during the third and fourth quarter of 1999 - see
Note 8. The Company also expects to record restructuring charges in the first calendar quarter of 2000 and the first quarter of fiscal year 2001 for services relating to Restructuring activities to be rendered by Crossroads during that period.

         As of December 31, 1999, the Company had sold, franchised, closed or consolidated into other existing Company-owned locations 26 of the 47 staffing offices identified as part of the Restructuring and utilized $0.4 million of the restructuring charge for the costs of terminating the related leases as well as the carrying value of leasehold improvements and other assets not usable in other Company operations.

         As of December 31, 1999, 21 Tandem offices remained to be sold as part of the Restructuring, and the Company has classified the related tangible and intangible assets, excluding cash, accounts receivable and deferred income taxes, as assets held for disposition. As of September 30, 1999, the Company had also classified the assets of the Synadyne division as assets held for disposition; however, when it became apparent that certain assets would not be sold in connection with the disposition of Synadyne, those assets were removed from such classification. Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.4 million for the year ended December 31, 1999. The estimated fair value of these assets held for disposition was based, in some cases, on management's judgment. Accordingly, actual results could vary significantly from such estimates.

         In connection with the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building was sold on December 29, 1999. The Company received $6.1 million in net proceeds from the sale of the support center building and certain assets, of which $3.8 million was used to extinguish the mortgage obligations, $0.9 million is being held in escrow and will be released over the period through October 1, 2002, and $1.4 million was used to reduce the Company's outstanding obligation to Fleet National Bank.

         The Company's assets held for disposition as of December 31, 1999 are stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs) and presented in thousands, as follows:

                                                                      Original Cost, Net                   Lower of
                                                     Property         Goodwill and Other                    Cost or
                                                   and Equipment       Intangible Assets       Total       Fair Value
                                                   -------------       -----------------       -----       ----------
         Tandem branch offices..................       $     640         $    5,279         $   5,919        $   2,250

         Synadyne division......................                                189               189              189
                                                       ---------         ----------         ---------        ---------
                                                       $     640         $    5,468         $   6,108        $   2,439
                                                       =========         ==========         =========        =========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR
        DISPOSITION (CONTINUED)

         As part of the Restructuring efforts in 1999, the Company classified assets with a carrying value of $11.8 million as assets held for disposition. As described above, the Company sold Tandem branch offices and the corporate support center building, with a combined carrying value of $8.1 million during the third and fourth quarters of 1999. The Synadyne assets, with a carrying value of $1.3 million, were removed from such classification as of December 31, 1999. The Company expects to sell the remainder of the assets held for disposition before June 30, 2000.

         The Tandem operations held for sale as of December 31, 1999, as well as those sold, franchised, closed or consolidated as part of the Restructuring prior to that date, recorded revenues of $63.1 million, $67.2 million and $42.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The income (loss) before taxes for these operations, on a basis consistent with the segment information presented in Note 15, was a ($1.8) million net loss, ($0.3) million net loss and net income of $1.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. See Note 15 for Synadyne segment information.

NOTE 4. ACQUISITIONS

         Goodwill and other intangible assets consist of the following amounts, which are presented in thousands and, with respect to the December 31, 1999 balances, are after the effect of (i) the impairment reduction discussed later in this note, (ii) the reclassification of assets identified for disposition, including the sale of a former Tandem office in Nevada, North Carolina and South Carolina (see Note 3) and (iii) the sale of the Office Ours division (see Note
3):


                                                            As of December 31,                  Weighted Average
                                                           1999             1998              Amortization Periods
                                                           ----             ----              --------------------
                                                            (Dollars in thousands)

         Goodwill.............................         $    23,809       $   32,806                   30.2 years
         Territory rights.....................              20,398           24,743                   34.3 years
         Customer lists.......................               7,720           10,105                    6.5 years
         Covenants not to compete.............               1,561            2,191                    9.0 years
         Employee lists.......................                 291              417                    0.1 year
                                                       -----------       ----------

         Goodwill and other intangible
            assets............................              53,779           70,262                   27.6 years
         Less accumulated amortization........               7,262            6,000
                                                       -----------       ----------

         Goodwill and other intangible
            assets, net.......................         $    46,517      $    64,262                   25.4 years
                                                       ===========      ===========

         The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant.

         In January 1995, the Company purchased the franchise rights for two staffing locations and converted these locations to Company-owned locations. At the time of the transaction, three of the four shareholders of the franchise were shareholders with a cumulative controlling interest in the Company. Therefore, the acquisition was accounted for as a business combination of entities under common control and treated as the purchase of the remaining minority interest in the franchise. No material tangible assets were acquired. During 1995 and 1996, $0.3 million and $1.1 million, respectively, of the purchase price was accrued, with $0.2 million and $1.0 million payable to shareholders of the Company in 1995 and 1996, respectively, recorded as a distribution and the remainder as goodwill. The Company agreed that the remaining payments to the minority interest would be no less than $40,000 per year from 1997 through 1999 and no less than $150,000 on a cumulative basis for that three year period. In December 1997, the Company paid $141,000 to the minority interest, which was the final amount due under the renegotiated terms of the purchase agreement.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. ACQUISITIONS (CONTINUED)

         In April 1996, the Company purchased the franchise rights for eight flexible staffing locations and converted these locations to Company-owned locations. Some shareholders of the two franchises were shareholders of the Company but do not hold a controlling interest in the Company. The terms of the purchase, as set forth in an asset purchase agreement, required the Company to pay $4.9 million with $0.8 million due at closing and a note for the remainder to be paid in 60 monthly installments plus 10.0% per annum interest through July 1, 1996 and 14.0% per annum interest thereafter. On February 21, 1997, these payment terms were renegotiated. The renegotiated terms called for a payment of $1.3 million against the outstanding balance and a note for the remainder of $2.6 million to be paid in 48 equal monthly installments including interest of 14.0% per annum, commencing April 1, 1997, but fully payable at the time of an initial public offering. The remaining outstanding balance was accordingly paid at the time of the Offering, except for $0.1 million repaid in March 1998.

         During 1997, the Company purchased the franchise rights from three franchisees for 13 flexible staffing locations and converted these locations to Company-owned locations. The total purchase price was $11.1 million in cash and notes. During 1997, the Company also purchased five flexible staffing operations, none previously affiliated with the Company, with 17 locations. The total initial purchase price was $14.2 million in cash and notes, plus certain sellers received options to purchase a total of 8,126 shares of the Company's common stock at their fair market value at the date of issuance. Such options were issued March 12, 1997 and were still outstanding at December 31, 1999 - See
Note 11. During 1997 and 1998, the initial contractual purchase prices of the two of the aforementioned acquisitions were reduced by a total of $0.6 million, based on the gross profit from the acquired locations for the two years following the acquisition.

         During the first quarter of 1998, the Company purchased the franchise rights from four franchisees for six flexible staffing locations and converted these locations to Company-owned locations. The total purchase price was $5.5 million in cash and notes. During the first quarter of 1998, the Company also purchased two flexible staffing operations, none previously affiliated with the Company, with 18 locations. The total purchase price was $4.8 million in cash and notes. Immediately following one of the acquisitions, the Company sold four of the acquired locations to a franchisee of the Company in exchange for the issuance of a $0.8 million note, payable over five years plus interest at 8.0% per annum.

         During the first quarter of 1998, the Company purchased 100% of the common stock of Employment Consultants, Inc., X-Tra Help, Inc. and Co-Staff, Inc. (none previously affiliated with the Company), which were flexible staffing operations with four locations. The total purchase price (which includes $2.5 million for the excess of net tangible assets over liabilities assumed) was $11.7 million, paid in cash, notes and $0.8 million in the Company's common stock (57,809 shares) delivered at closing. One of the notes may increase without limit or decrease by up to $875,000 based on the gross profit from the acquired locations for the two years following the acquisition. For example, in the event gross profit for those two years was equal to 1997 gross profit, the note would decrease by approximately $125,000 or, in the event gross profit increased by 25% in each of those two years as compared to the prior year, the note would increase by approximately $150,000. Based on performance stipulations, the note to the seller was increased by $0.1 million in 1999. Certain sellers received options to purchase a total of 6,000 shares of the Company's common stock at fair market value on the date of issuance. Such options were issued January 31, 1998 and were still outstanding at December 31, 1999.

         Effective February 16, 1998, the Company purchased the franchise rights from one franchise group for four flexible staffing locations and converted these locations to Company-owned locations. The shareholders of the franchise group are shareholders of the Company but do not hold a controlling interest in the Company. The purchase price was $6.9 million, with $5.0 million paid in cash at closing plus the issuance of a note for $1.7 million bearing interest at 7.25% per annum (imputed at 8.75% for financial statement purposes) and payable quarterly over three years. The remaining $0.2 million of purchase price represents the Company's assumption of approximately $0.1 million of the seller's liabilities under certain employment contracts and the Company's agreement to reduce by approximately $0.1 million the sellers' obligation to the Company in connection with the termination of their remaining franchise agreements with the Company - see Note 11. See Note 8 regarding options for certain franchise territories also granted in connection with this transaction. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly payments totaling $0.3 million in the first year and $0.6 million in the second year, plus a $0.4 million payment at the end of the two year term. During the second quarter of 1998, the Company also purchased the franchise

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. ACQUISITIONS (CONTINUED)

rights from three franchisees for five flexible staffing locations and converted these locations to Company-owned locations. The total purchase price was $1.6 million in cash and notes.

        During the second quarter of 1998, the Company purchased four flexible staffing operations, none previously affiliated with the Company, with a total of five locations. The total purchase price was $9.2 million, with $7.1 million paid in cash at closing (which included $0.9 million placed in escrow) plus notes issued for $2.1 million. The escrowed portion was payable to one of the sellers approximately fourteen months after closing, less any portion paid to the Company as compensation for any losses resulting from certain breaches of one of the asset purchase agreements. The Company was obligated for (i) an additional payment to one of the sellers equivalent to any increase in the amount of gross profit of the locations acquired from such seller for the twelve months ending May 31, 1999, as compared to the greater of a contractually defined amount or the gross profit of those locations for the twelve months ended March 31, 1998 and (ii) an additional payment up to $0.2 million contingent primarily upon the gross profit of one of the acquired locations for the twelve months following the acquisition. As of December 31, 1999, the Company paid an additional $0.2 million to the sellers based on the previously stated stipulations.

        During the third and fourth quarters of 1998, the Company (i) purchased the franchise rights from two franchisees for three flexible staffing operations and converted these locations to Company-owned locations and (ii) purchased certain PEO operations from an unaffiliated party which were immediately transferred to existing Company locations. The total purchase price was $1.2 million in cash and the Company's assumption of liabilities. Approximately $0.1 million of this purchase price is contingent upon the gross profit of certain of the acquired locations for the three years following the acquisition, and this amount may increase to $0.5 million. The Company was obligated for additional payments to another of the sellers of up to $125,000 based on the gross profit of the location acquired from such seller for the twelve months ended December 31, 1998 and the workers' compensation premium related to that location for the six months ended December 31, 1998. As of December 31, 1999, no additional payments had been made by the Company based on the aforementioned contractual stipulations.

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

         The pro forma operating results include 1998 acquisitions which have disposed of or identified as subject to disposition as part of the Restructuring
- see Note 3. These 1998 acquisitions, as well as the Wisconsin operations discussed below, recorded historical revenues for the year ended December 31, 1999 of $15.3 million, and the pro forma results include revenues for these operations for the year ended December 31, 1998 of $21.3 million. The Company sold the operating assets of its 1998 Tandem staffing office acquisition in Wisconsin to an affiliate of the former owner on October 25, 1999 for $2.4 million, comprised of $0.4 million in cash, a promissory note of $1.1 million and cancellation of the Company's remaining indebtedness to the buyer of $0.9 million arising from the original acquisition. As part of this transaction, the Company cancelled covenants not to compete previously given to it by the buyers and certain affiliates and agreed not to compete for 60 months in certain Wisconsin counties. In addition, the buyer agreed not to compete in certain other Wisconsin

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. ACQUISITIONS (CONTINUED)

counties for 60 months and granted the Company a seven year, first right-of-refusal on any subsequent sale by the buyer of the acquired business.

                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                        1999                   1998
                                                                                        ----                   ----
                                                                                          (Dollars in thousands)
    Unaudited Pro Forma:
    Net revenues..........................................................         $   594,047               $584,991
    Operating (loss) income...............................................             (18,631)                13,108
    (Loss) income before provision for income taxes and extraordinary item             (26,756)                 6,934
    (Loss) income before extraordinary item...............................             (30,879)                 5,124

    (Loss) earnings per share, before extraordinary item:
       Basic..............................................................         $     (3.57)           $       .60
                                                                                   ===============        ===============
       Diluted............................................................         $     (3.57)           $       .52
                                                                                   ===============        ===============

         In accordance with SFAS No. 121, management assesses on an ongoing basis if there has been an impairment in the carrying value of its long-lived assets. During the third and fourth quarter of 1999, it was determined that the undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible asset might not be recoverable, and as such, the carrying value of the respective intangible asset was reduced. The operating results of these acquired offices had declined over time, primarily due to the attrition of customers existing as of the respective acquisition dates. The amount of the impairment ($2.6 million included in operating expenses for the year ended December 31, 1999) was primarily determined by comparing anticipated discounted future cash flows from the acquired businesses with the carrying value of the related assets. In performing this analysis, management considered such factors as current results, trends and future prospects, in addition to other relevant factors.

         The original carrying value of the goodwill and other intangible assets exceeded the discounted projected cash flow by approximately $2.1 million for five 1997 and 1998 Tandem acquisitions. The Company also recorded an impairment as of September 30, 1999 of $0.4 million based on the October 1999 sale of its 1998 Tandem acquisition in Wisconsin, as discussed above. In addition, the Company recognized an impairment of $0.1 million arising from doubt concerning the Company's ability to enforce a non-compete agreement with the former owner of an acquisition in Illinois.


NOTE 5. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                          As of December 31,
                                                                                          ------------------
                                                                                        1999             1998
                                                                                        ----             ----
                                                                                        (Dollars in thousands)
         Buildings and land............................................              $      816        $   6,210
         Furniture, fixtures and equipment.............................                   7,766            9,158
         Computer software.............................................                   6,364            6,187
         Leasehold improvements........................................                   2,059            2,756
         Vehicles......................................................                     516              592
                                                                                     ----------        ---------

         Property and equipment........................................                  17,521           24,903
         Less accumulated depreciation and amortization................                   8,290            7,275
                                                                                     ----------        ---------

         Property and equipment, net...................................              $    9,231        $  17,628
                                                                                     ==========        =========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY AND EQUIPMENT (CONTINUED)

         Depreciation and amortization expense for property and equipment for the years ended December 31, 1999, 1998 and 1997 was $3.4 million, $3.1 million, and $2.3 million, respectively.

         As part of the Restructuring, during 1999 the Company classified certain assets previously recorded as property and equipment to assets held for disposition. The carrying value of those assets transferred was comprised of (i) the corporate support center building, (ii) furniture, fixtures and equipment,
(iii) software, and (iv) leasehold improvements, was $6.7 million. In addition, assets with a carrying value of $0.4 million were sold as part of the disposition of Office Ours - see Note 3.

NOTE 6. INCOME TAXES

         The net deferred tax asset as of December 31, 1999 and 1998 includes deferred tax assets and liabilities attributable to the following items, including amounts recorded as a result of the February 21, 1997 termination of the elections by the Initial Subsidiaries to be treated as S corporations:

                                                                                           As of December 31,
                                                                                          1999             1998
                                                                                          ----             ----
                                                                                          (Dollars in thousands)
         Current:
         Workers' compensation accrual.................................               $   4,766         $  4,048
         Debt discount and valuation adjustment related to warrants....                     --               678
         Allowance for doubtful accounts...............................                     935              741
         Change from cash to accrual tax basis.........................                    (499)            (483)
         Net operating loss carryforward...............................                   2,899              --
         Employment tax credit carryforward............................                   2,179            1,476
         Restructuring costs...........................................                   1,168              --
         Other.........................................................                     320              (91)
                                                                                      ---------         ---------

         Net current deferred tax asset, included in prepaid
            expenses and other current assets .........................                  11,768            6,369
                                                                                      ---------         --------

         Non-current:
         Fixed assets and intangible assets basis differences..........                   2,030             (646)
         Change from cash to accrual tax basis.........................                     (11)            (540)
         Other.........................................................                     285              549
                                                                                       -------           --------

         Net non-current deferred tax asset (liability)................                   2,304             (637)
                                                                                      ---------        -----------

         Net deferred tax asset before valuation allowance.............                  14,072            5,732

         Less: Valuation allowance.....................................                  14,072              --
                                                                                      ---------          --------

         Net deferred tax asset........................................               $    --           $  5,732
                                                                                      =========         ========

         In 1998, the net current deferred tax asset of $6.4 million is included in other current assets and the net non-current deferred tax liability of $0.6 million is included in other non-current liabilities.

         The provision for income taxes in 1999 consists of the valuation allowance of $14.1 million above offset by potential tax benefits of $9.9 million resulting from losses incurred in that period. The valuation allowance was recorded during the fourth quarter 1999 because it is not clear that utilization of the tax benefits resulting from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INCOME TAXES (CONTINUED)

         The employment tax credit carryforward of $2.2 million as of December 31, 1999 will expire during the years 2012 through 2019. The employment tax credits recorded by the Company from February 21, 1997 through December 31, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of approximately $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving. As a result, the Company's position with regards to the calculation of the FEZ credits has been challenged by the Internal Revenue Service ("IRS"), as discussed below.

         During April 1999, the Company received a preliminary report from an IRS agent proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. The Company is currently disputing these proposed adjustments. Since the subsidiaries were "S" corporations for the periods under examination, the proposed adjustments, if ultimately proven to be appropriate, would not result in a materially unfavorable effect on the Company's results of operations although additional shareholder distributions could result as discussed in Note 8.

         The components of the income tax provision (benefit) are as follows:

                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                                1999        1998         1997
                                                                                ----        -----        ----
                                                                                   (Dollars in thousands)

         Federal - Current                                                $  (1,816)    $   1,682    $    2,054
         State - Current                                                        208           362           494
         Federal - Deferred                                                  (6,637)         (357)       (2,235)
         State - Deferred                                                    (1,704)          (76)         (382)
                                                                          ----------     ---------     ---------

         Income tax (benefit) provision                                      (9,949)        1,611          (69)
         Change in valution allowance                                        14,072             -            -
                                                                          ----------      --------     --------

         Income tax provision (benefit)                                   $    4,123    $   1,611     $     (69)
                                                                           =========     ========      =========

         During 1997, the Company recorded a $6.6 million income tax benefit as a direct reduction of the extraordinary loss arising from early debt retirement
- see Note 7. The 1998 extraordinary expense of $1.4 million recognized by the Company represents a reduction of the 1997 tax benefit, arising from the final valuation for income tax purposes of the deduction allowable to the Company related to warrants to purchase 392,896 shares of the Company's common stock. The warrants were issued by the Company into escrow in 1997 but the ultimate recipient was not determined until February 21, 1999 - see Note 7. Although the Company recognized a tax benefit in 1997 associated with the debt discount amortization expense for these warrants, the benefits were initially recorded as a deferred tax asset since these expenses would be tax deductible by the Company as interest expense only if and when the warrants were released to the Senior Note Holders and only to the extent of the fair value of the warrants upon release. As the public market price of the Company's shares on February 21, 1999 was less than the public market price on the Offering valuation date, the estimated tax benefit initially recorded was adjusted to the tax benefit as finally determined. In addition to the $1.4 million extraordinary item, another $141,000 expense was included in the Company's 1998 income tax provision due to the adjustment for tax return purposes of the 1997 put warrants valuation adjustment - see Note 7 associated with these warrants.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. INCOME TAXES (CONTINUED)

         The Company's effective tax rate differed from the statutory federal rate of 35%, as follows:

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                1999                  1998               1997
                                                                ----                  ----               ----
                                                          Amount       Rate     Amount      Rate     Amount     Rate
                                                          ------       ----     ------      ----     ------     ----
                                                                          (Dollars in thousands)
Statutory rate applied to income before income taxes
     and extraordinary item .........................   $ (9,364)    (35.0%) $  2,272      35.0%  $    249      35.0%
Increase (decrease) in income taxes resulting from:
    State income taxes, net of federal benefit ......       (987)     (3.7)       189       2.9         74      10.4
    Effect of termination of S corporation status ...         --         --        --        --       (424)    (59.6)
    Loss prior to termination of S corporation status         --         --        --        --         59       8.2
    Put warrants valuation adjustment ...............         --         --       141       2.2        445      62.6
    Employment tax credits ..........................       (285)     (1.1)      (975)    (15.0)      (551)    (77.4)
    Nondeductible expenses ..........................        299       1.1        215       3.3         57       8.0
    Other ...........................................        388       1.5       (231)     (3.6)        22       3.1
                                                           -----     -----      -----     -----       ----      -----
Total before change in valuation allowance ..........     (9,949)    (37.2)     1,611      24.8        (69)     (9.7)
Change in valuation allowance .......................     14,072      52.6         --        --         --        --
                                                          ------      ----      -----     ------      -----     -----
Total ...............................................   $  4,123      15.4%  $  1,611      24.8%    $  (69)     (9.7)
                                                        ========      =====   ========     =====     ======     =====


NOTE 7. DEBT

         Borrowing facilities: The Company's primary sources of funds for working capital and other needs are (i) a $25.5 million credit line (the "Revolving Credit Facility"), including existing letters of credit of $5.0 million and (ii) a $50.0 million credit facility, based on and secured by the Company's accounts receivable (the "Receivable Facility"). Both facilities are provided by a syndicate of lenders led by Fleet National Bank ("Fleet"), formerly known as BankBoston N.A., and expire on April 30, 2000. The Company is currently negotiating with the lenders' syndicate to obtain an extension of existing financing beyond April 30, 2000, until such time as long-term financing can be obtained from alternative lending sources under a mutually acceptable structure and terms. The Company is also discussing with other potential lenders the possibility of providing long-term financing.

         The above agreements, which were effective October 1, 1999 replaced the previously existing $50.0 million securitization facility and amended the previously existing $29.9 million revolving credit facility (which included letters of credit of $8.4 million) to (i) reduce the maximum availability to $25.5 million, including existing letters of credit of $5.0 million, (ii) eliminate certain financial covenants and (iii) add events of default, including a provision enabling the lenders' syndicate to increase the stated interest rate and/or accelerate the maturity date of the facility if, in their sole discretion, the lenders are not satisfied with the Company's business operations or prospects. Outstanding amounts under the Revolving Credit Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of common stock of each of its subsidiaries. The new agreements also contain terms that increase the weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses and not including a higher default rate, to approximately 11.2% per annum, compared to approximately 7.1% per annum under the old agreements.

         The Receivable Facility bears interest at Fleet's base (prime) rate plus 2.0% per annum, which was 10.5% as of December 31, 1999, while the Revolving Credit Facility bore interest at base plus 2.5% per annum in October 1999, base plus 4.0% per annum in November 1999 and base plus 5.0% per annum thereafter. As of December 31, 1999, the Revolving Credit Facility bore interest of 13.5%. In addition, the Company paid an initial fee related to the Receivable Facility that is approximately equal to another 1.0% per annum for the three-month term of that loan plus legal fees and other expenses related to both facilities totaling approximately $0.3 million. Due to the modification of terms discussed above, the Company recorded a $1.4 million expense in the fourth quarter of 1999 from the acceleration of the amortization of certain loan fees, offset by a gain of $0.3 million from the sale of the interest rate hedge.

         As of December 31, 1999, the Company had outstanding borrowings under the Revolving Credit Facility of $14.9 million bearing interest at an annualized rate of 13.5%, and outstanding borrowings under the Receivable Facility of $42.2 million bearing interest at an annualized rate of 10.5%.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEBT (CONTINUED)

         The previously existing Securitization Facility, which was terminated October 1, 1999, was a financing arrangement under which the Company could sell up to a $50.0 million secured interest in its eligible accounts receivable to EagleFunding Capital Corporation ("Eagle"), which used the receivables to secure A-1 rated commercial paper. The Company's cost for this arrangement was classified as interest expense and was based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn was determined by prevailing interest rates in the commercial paper market and was approximately 5.65% as of December 31, 1998. As of December 31, 1998, a $44.8 million interest in the Company's uncollected accounts receivable had been sold under this agreement and was excluded from the accounts receivable balance presented in the Company's Consolidated Financial Statements.

         In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, during 1999 the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable. As of August 12, 1999, the Company had not made all of the scheduled payments due and, as a result, an event of default occurred on this debt having total principal outstanding of $9.2 million as of September 30, 1999, but subsequently reduced to $7.0 million as of December 31, 1999 in connection with the Company's sale of certain operations. The terms of these notes payable, which are subordinated to the Revolving Credit Facility, allow the payees to accelerate terms of payment. Acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from three payees as of December 31, 1999.

         In addition to the indebtedness discussed above, as of December 31, 1999 the Company had bank standby letters of credit outstanding in the aggregate amount of $5.0 million (which are issued as part of the Revolving Credit Facility, although reduction of letters of credit does not currently result in additional borrowing capacity) to secure the pre-1999 portion ($4.8 million) of the workers' compensation obligations recorded as a current liability on the Company's consolidated balance sheet.

         During April 1999 the Company received $1.6 million from a financial institution in connection with a sales/leaseback transaction, which amount exceeded, at the time of the transaction, the net book value of the property and equipment previously purchased by the Company. The unrealized gain is being deferred and amortized over the life of the assets. The capital lease obligation is repayable over three years at an imputed interest rate of approximately 10.0%.

         Senior Notes: On February 21, 1997, following the Reorganization, the Company entered into senior subordinated note agreements ("Senior Notes") with two investors (the "Senior Note Holders") for borrowings totaling $25 million, with payments of $10 million in March 2001 and $15 million in February 2002, and quarterly interest payments at 11% per annum through February 1999 and 12.5% thereafter. The Senior Notes were repaid in full from the proceeds of the Offering. The Company also issued to the Senior Note Holders warrants to purchase 786,517 shares of common stock at $.015 per share to be exercised at the discretion of the Senior Note Holders and expiring five years from issuance (the "A warrants"). These warrants had not been exercised as of December 31, 1999.

         In connection with the Senior Notes, warrants to purchase 573,787 shares of the Company's common stock at $.015 per share were issued by the Company into escrow. In April 1997, warrants to purchase 180,891 shares (the "B warrants") were released from escrow to the Company's shareholders as of February 21, 1997, as a result of the Company's consummation of the last of certain acquisitions in accordance with conditions of the agreements related to the Senior Notes. As of December 31, 1999, 29,575 of the B warrants had not been exercised and expire in February 2002. The terms for the release of the remaining warrants to purchase 392,896 shares (the "C warrants") provided for their release to either (i) 100% to the Senior Note Holders, (ii) 100% to the then existing Company shareholders or (iii) 50% to each group, depending on certain conditions including the market valuation, over the two year period ended February 21, 1999, of the A warrants. One hundred percent of the C warrants were released to the Senior Note Holders. The warrants in escrow are exercisable any time after being released from escrow and expire in February 2002.

         The A, B and C warrants all contained a put right, whereby the Company would be required at the holder's option to purchase the warrants for the "publicly traded" fair value of those warrants should the Company not consummate a qualified initial public offering, as defined in the warrant agreement, by February 2001. This put right was terminated as a result of the Company's October 1997 Offering.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEBT (CONTINUED)

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

         The B and C warrants were designed to provide the Senior Note Holders with additional consideration for their $25 million investment if certain performance criteria (in the case of the B warrants) were not met or if certain triggering events (in the case of the C warrants) did not occur. Therefore, the value of the B and C warrants was, in substance, embedded within the $25 million subordinated debt proceeds and, as such, was accounted for in the same manner as the A warrants. Accordingly, the amount allocated from the $25 million subordinated debt proceeds to the detachable stock purchase warrants included the fair value of the B and C warrants. The original debt discount was $18.5 million, based on the fair value of the A, B and C warrants as determined by an independent appraiser as of the date of their issuance.

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

         As a result of the early repayment of the Senior Notes in October 1997, the Company recorded an extraordinary loss of $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes. See Note 6 regarding the 1998 extraordinary expense of $1.4 million recognized by the Company which represents the reduction of the 1997 income tax benefit, arising from the final valuation for income tax purposes of the deduction allowable to the Company related to the unamortized debt discount.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEBT (CONTINUED)


    Long-Term Debt :

                                                                                     As of December 31,
                                                                                     ------------------
                                                                                  1999                 1998
                                                                                  ----                 ----
                                                                                    (Dollars in thousands)
    Obligations under capital leases. See
     discussion below..............................................             $   3,068           $    2,217
    Acquisition notes payable, subordinated to the
     Revolving Credit Facility and payable over three years
     at imputed interest rates ranging from 8.75% to
     12.0% per annum. See Note 4...................................                 5,723                9,156
    Mortgage notes payable in monthly installments and
     collateralized by buildings and land. The interest
     rates range from 8.0% to 9.5% per annum..........................                570                4,229
    Notes payable in monthly installments and
     collateralized by property and equipment. The
     interest rates range from 8.25% to 13.7% per annum............                   160                  119
    Insurance premium note payable.................................                   216                  318
                                                                                ---------           ----------

    Long-term debt.................................................                 9,737               16,039
    Less current maturities of long-term debt......................                 7,437                6,782
                                                                                ---------           ----------

    Long-term debt, less current maturities........................             $   2,300           $    9,257
                                                                                =========           ==========

         The Company had an acquisition note payable, subordinated to the Revolving Credit Facility, due to a shareholder of the Company, which is not included in the table above, with an outstanding balance of $1.2 million and $1.3 million as of December 31, 1999 and 1998, respectively. See Note 12.

         The aggregate annual principal payments on long-term debt (including obligations under capital leases) are as follows as of December 31, 1999:

                     Year                                              (Dollars in thousands)
                     ----

                     2000..........................................             $   7,437
                     2001..........................................                 1,454
                     2002..........................................                   717
                     2003..........................................                    45
                     2004..........................................                    21
                     Thereafter....................................                    63
                                                                                ---------

                                                                                $   9,737
                                                                                =========

         Capital Leases: From December 1996 to December 1997, the Company occupied an office building for its corporate office and support center under a 15-year capital lease agreement with an unrelated party, having annual lease payments of approximately $0.6 million. The Company had an option to buy the building during the first two years of the lease term and in December 1997 it exercised that option. Prior to that purchase, the capitalized costs relating to this lease were equal to the purchase option price. The building was subsequently sold on December 29, 1999. See Note 3 to the Company's Consolidated Financial Statements.

         Furniture, fixtures, equipment and computer software held under capital leases and included in property and equipment were $2.1 million and $2.2 million, net of accumulated depreciation of $1.1 million and $0.9 million, as of

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. DEBT (CONTINUED)

December 31, 1999 and 1998, respectively.

         The following is a summary of future minimum lease payments, and their present value, required under all capital leases for the years ended after December 31, 1999:

                      Year                                                  (Dollars in thousands)
                      ----

                      2000............................................             $     1,579
                      2001............................................                   1,485
                      2002............................................                     397
                      2003............................................                      11
                      Thereafter......................................                      --
                                                                                   -----------
                      Total future minimum lease payments.............                   3,472
                      Less amount representing interest...............                    (404)
                                                                                   -----------
                      Present value of net minimum lease payments.....             $     3,068
                                                                                   ===========

NOTE 8. COMMITMENTS AND CONTINGENCIES

         Lease Commitments: The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial reporting purposes. The leases provide for the Company to pay real estate taxes, common area maintenance and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between 2000 and 2005. Also, certain equipment used in the Company's operations is leased under operating leases. The following is a summary of fixed minimum lease commitments required under all noncancellable operating leases for the years ended after December 31, 1999:

               Year                               (Dollars in thousands)
               ----

               2000...........................          $     3,194
               2001...........................                2,597
               2002...........................                1,782
               2003...........................                1,222
               2004...........................                  715
               Thereafter.....................                  254
                                                         ----------

               Total..........................          $     9,764
                                                        ===========

         Rent expense, including equipment rental, was $3.4 million, $3.4 million, and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         As a result of the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building was put on the market for sale in September 1999 and was sold in an arms-length transaction to an unaffiliated third party, effective December 29, 1999. The buyer agreed to lease the building back to the Company for four months, ending April 30, 2000. In February 2000, the Company leased a total of 32,553 square feet as its new corporate support center in an office building in Delray Beach, Florida, with an anticipated move-in date of May 1, 2000. The total obligation for the Company's 64-month lease commitment is $2.2 million.

         Franchise Agreements: The Company had granted 27, 24 and 55 Tandem franchises (some covering multiple locations) which remained outstanding as of December 31, 1999, 1998 and 1997, respectively. In consideration for royalties paid by the franchise holders, the agreements provide, among other things, that the Company will provide the franchise holder with the following for terms ranging from 10 to 15 years with varying renewal options: exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         During February 1998 and in connection with the Company's acquisition of certain franchise rights (see Note 4), the Company granted one of the principals of the sellers (and a minority shareholder in the Company) the exclusive option to purchase franchise rights in five specifically identified geographic areas. These options expire at various times from 12 to 42 months after the February 1998 acquisition date; however, as of December 31, 1999, none of these options had been exercised.

         The following tables set forth various revenues from staffing franchises, as well as staffing franchise offices opened and purchased by the Company, and the number of Company owned staffing locations. There are no other franchising activities.

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                               1999           1998            1997
                                                               ----           ----            ----
                                                                       (Dollars in thousands)
    PEO services.......................................     $   18,009      $   25,199      $  34,642
    Royalties..........................................          7,109           7,352          6,997
    Payroll funding services...........................             70             327            713
    Initial franchise fees.............................             --              --             15
    Other..............................................             --              --             15
                                                            ----------      ----------      ---------
       Total revenues..................................     $   25,188      $   32,878      $  42,382
                                                            ==========      ==========      =========

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                 1999          1998          1997
                                                                 ----          ----          ----

    Number of franchise locations, beginning.................       43           65            95
    New franchise locations..................................       14           10             6
    Franchises closed/bought out.............................       (7)         (15)          (23)
    Franchises converted to
      Company-owned locations................................        --         (17)          (13)
                                                                  -----         ---           ---
    Number of franchise locations, ending....................       50           43            65
    Number of Company-owned locations........................       98          111            87
                                                                 -----        -----           ---
      Total locations........................................      148          154           152
                                                                   ===          ===           ===

         PEO services revenues are based on the payroll and other related costs for industrial personnel provided by the franchises to their clients, under a relationship whereby the Company is the employer of those industrial personnel. The Company's gross profit margin on these services is approximately 0.3% of the related revenues. See Note 1 for a discussion of initial franchise fees, royalties, and payroll funding services (funding advances). The Company's gross profit margin on these services is 100% of the related revenues.

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

         Shareholder distribution: Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). Such distribution, supplemented by an additional distribution made in September 1998, is subject to adjustment based upon the final determination of taxable income through February 21, 1997. Although the Company has completed and filed its Federal and

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

state tax returns for all periods through February 21, 1997, further cash distributions may be required in the event the Company's taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason - see Note 6.

         Litigation: On September 24, 1998, an action was commenced against the Company for breach of contract in connection with a purported services arrangement, seeking damages of approximately $0.6 million. The Company filed an answer denying any breach of contract and moved to transfer the action to Florida. The motion for removal was granted and the case was transferred to the United States District Court, Southern District of Florida, Fort Lauderdale division. In November, 1999, the court entered an order granting the Company's motion to dismiss the complaint and the plaintiff has not appealed that order and the time to appeal has expired.

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

         The Company has made arrangements with several states to pay quarterly unemployment tax payments originally due in July and October, 1999 in monthly installments over one year, bearing interest at rates ranging from 12.0% to 24.0% per annum. The unpaid balance, included in accrued payroll taxes on the Company's December 31, 1999 consolidated balance sheet was approximately $0.7 million.

         Federal employment tax reporting penalties: During September 1999, the Company was notified by the IRS of its intent to assess penalties of $500,000 related to W-2s issued by the Company for 1997. The Company has requested an abatement of the penalty and does not currently expect that the penalty ultimately charged will exceed $300,000 which was included in selling, general and administrative expenses in 1999, and is reflected as a current liability on the December 31, 1999 consolidated balance sheet. There can be no assurance that the Company will not be required to ultimately pay a higher penalty in connection with this matter.

         Unclaimed property audit: A state in which the Company conducts a significant portion of its operations has begun an audit of the Company's compliance with escheat (unclaimed property) statutes in the near future. The applicable state escheat laws cover a wide range of situations and property types and have a ten-year statute of limitations. In addition, it is common for states to share information in this area. At this time, the Company is unable to estimate any liability that may result from this audit and has made no provisions in its financial statements related to this matter.

         INS audits: The United States Immigration and Naturalization Service ("INS") had begun audits at several of the Company's locations as to the Company's compliance in obtaining the necessary documentation before employing certain individuals. The Company paid a $150,000 penalty, which was charged to selling, general and administrative expenses during 1999.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Workers' compensation: During 1997 and 1998, the Company's workers' compensation expense for claims was effectively capped at a contractually agreed percentage of payroll, which the Company's expense was limited to, since the estimated ultimate cost of the actual claims experience was greater than the cap. Effective January 1, 1999, the cap was increased to 2.7% of initially estimated 1999 payroll, reflecting the inclusion of general and automobile liability coverage as well as an adjustment based on the changing business mix of the Company. The 1999 cap rate was subject to an absolute dollar minimum, and as a result of lower than initially estimated payroll in 1999, due to the Restructuring and other events, the ultimate 1999 cap rate amounted to approximately 3.5% of actual payroll. For the year ended December 31, 1999, the estimated ultimate cost of the actual claims experience was used as the basis of the Company's expense related to 1999 claims experience, since it was approximately $1.7 million less than the cap (3.5% of payroll). The estimated ultimate cost of the 1999 claims experience was determined based on information from an independent third-party administrator employed by the Company plus an allowance for claims incurred but not reported, based on prior experience and other relevant data.

         The Company routinely adjusts on an ongoing basis the accruals made in prior years for workers' compensation claims and expenses, based on updated information from its insurance carriers, its independent third-party administrator and its own analysis. These adjustments are included as a component of cost of sales in the period in which they are made.

         Employment agreements: As of December 31, 1999, the Company had certain obligations under employment agreements it had entered into with its former Chief Executive Officer ("CEO") and ten other officers. Under the terms of those agreements, in the event that the Company terminates the employment of any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (ranging from three months to two years) of the officer's annual base salary and bonus. In addition, all incentive stock options held by such employees would become immediately exercisable. More substantial severance provisions apply if any of those officers are terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements. In February 1999, August 1999 and November 1999, three of the ten officers referred to above resigned their positions, which resulted in the Company's agreement to pay two of those officers' salaries for one year and one of those officers' salary for six months, in exchange for their agreement, among other things, to not compete with the Company during that period. As of December 31, 1999, the Company has paid $0.3 million in severance costs to those officers.

         During the third quarter of 1999, the Company entered into employment agreements with six senior Tandem operating executives, which included provisions obligating the Company to pay severance equal to six months salary under certain conditions. On February 7, 2000, the Company entered into an employment agreement with the Company's new CEO. Under the terms of this agreement, in the event that the Company terminates the employment of this officer without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including two years of the officer's annual base salary and bonus. In addition, all incentive stock options held by such employee would become immediately exercisable. More substantial severance provisions apply if this officer is terminated within three years after the occurrence of a "change of control", as defined in the employment agreement.

         Employee retention: The Company had entered into agreements obligating it to pay retention bonuses to employees of the Synadyne division on April 15, 2000 if they remained employed with the Company and Synadyne was not sold by March 31, 2000. The Company will record its $0.3 million liability under these agreements in the quarter ending July 2, 2000.

         Consulting contract: In May 1999, the Company engaged Crossroads Capital Partners, LLC ("Crossroads"), a consulting firm based in Newport Beach, California, to review the Company's existing business plan and make recommendations for adjustments to strategy as well as financial and operational improvements. In June 1999, the Crossroads engagement was further extended to include its assistance in verifying the Company's cash flow projections and requiring Crossroads to report to management and the lenders' syndicate. In July 1999, the engagement was further modified to add additional services, including working with management to develop the Restructuring plan and a revised business plan based on the restructured company (see Note 2), assisting in extending the existing Revolving Credit Facility and Securitization Facility, arranging for new financing, and periodically reporting to the Company's Board of Directors and lenders' syndicate. In August

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

1999, a representative of Crossroads was appointed as the Company's interim chief operating officer and the interim President of the Tandem division. The Company has paid or accrued $1.1 million for services rendered by Crossroads through December 31, 1999. This amount was included in the restructuring charge recorded by the Company, and the Company also expects to record restructuring charges in 2000 for services relating to Restructuring activities to be rendered by Crossroads during that period (see Note 2). The Company's contract with Crossroads, which originally expired on October 31, 1999 but is being extended on a month by month basis, provides for a monthly fee of $125,000 plus expenses. In addition, the Company is obligated to compensate Crossroads for financing sources found by it, and subject to closing on such financing, a fee of one percent of senior financing obtained and four percent of subordinated financing obtained, subject to a $150,000 and $300,000 minimum fee, respectively.

         Interest Rate Collar Agreement: In February 1998, the Company entered into an interest rate collar agreement with Fleet National Bank, formerly BankBoston, N.A., which involved the exchange of 30 day floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received was accrued as interest rates changed and was recognized over the life of the agreement as an adjustment to interest expense. This derivative financial instrument was being used by the Company to reduce interest rate volatility and the associated risks arising from the floating rate structure of its Revolving Credit Facility and its Securitization Facility, which was terminated in 1999, and was not held or issued for trading purposes.

         On July 27, 1998, the Company redesignated a portion of this hedge, no longer applicable to its Revolving Credit Facility, to anticipated transactions under the Securitization Facility. The Company adjusted the carrying value of the redesigned portion of the hedge from zero to its fair value based primarily on information from Fleet National Bank resulting in a $0.4 million liability as of December 31, 1998 which was included in other non-current liabilities on the Company's balance sheet. The associated loss was deferred and included in other assets. During the second quarter of 1999, the hedge agreement was sold for gain of $250,000, which gain was deferred over the remaining life of the designated loans. As part of the modification of the Revolving Credit Facility and the termination of the Securitization Facility on October 1, 1999, the Company recognized the unamortized portion of the deferred $250,000 gain, which represented the amount of the remaining deferred gain at the date of the modification - see Note 7 to the Company's Consolidated Financial Statements.

         In accordance with the guidance of SFAS No. 80, "Accounting for Futures Contracts", the Company had identified net proceeds from the Company's weekly sale of receivables under the Securitization Facility as anticipated transactions which would vary with high correlation to changes in the 30 day LIBOR interest rates that were the subject of the Company's interest rate collar agreement. Accordingly, the collar fixed within a certain range the variability in those net proceeds and was accounted for as a hedge in accordance with SFAS No. 80.

         Synadyne Operations. In connection with the sale of Synadyne, the Company is obligated to provide certain support services to the buyer, including accounting and information systems services. In addition, the Company has contracted with the buyer to provide PEO services to the Company and its employees.


NOTE 9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

         For the years ended December 31, 1999, 1998 and 1997, approximately 21%, 20% and 19%, respectively, of the Company's revenues were from the provision of services to customers in the Chicago, Illinois area. For each of the years ended December 31, 1999, 1998 and 1997, approximately 28%, 27% and 29% of the Company's revenues were from the provision of services to customers in the South Florida area.

         For the year ended December 31, 1999, revenues representing approximately 9% and 25% of total revenues of the Company and the Synadyne segment, respectively, were from PEO services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer. In 1999, the corporate employer began granting that designation on a national basis only and the Company was

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK (CONTINUED)

granted that designation for 1999; however, beginning in 2000, the corporate employer stopped evaluating PEO providers for its independent agents.

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

NOTE 10. EMPLOYEE BENEFIT PLANS

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

         Eligible employees who participate contribute to the plan an amount up to 15% of their salary. Each year, the Company's Board of Directors determines a matching percentage to contribute to each participant's account; if a determination is not made, the matching percentage is 50% of the participant's contributions, limited to the first 6% of each participant's salary contributed by the participants. This matching policy may vary in the case of PEO employees, although all matching amounts related to PEO employees are recovered by the Company in its charges to the respective PEO customers. Matching contributions by the Company for its employees, which includes PEO employees, were $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

NOTE 11. SHAREHOLDERS' EQUITY

         Voting Trust: The Company's three principal shareholders resigned from the Company's Board of Directors in November 1996. On February 21, 1997, in connection with the issuance of the Senior Notes and the closing of the Revolving Credit Facility, 4,683,982 shares of the common stock of the Company, owned by those shareholders and their families, were placed in a voting trust, with a term of ten years. On October 24, 1997, at the time of the Offering, 700,000 shares were released from the voting trust and sold to the public. On May 12, 1998, as the result of their exercise of certain warrants (see Note 7) the Company issued 124,671 shares to certain of those shareholders and their families, which were immediately deposited into the voting trust. During 1999, these shareholders and their families (a) purchased an additional 50,000 shares in open market transactions which were deposited into the voting trust, and (b) sold an aggregate of 237,327 shares in open market transactions.

         Under the terms of the voting trust and agreements among the Company, the Company's shareholders at the time the trust was established and the Senior Note Holders, the 4,003,266 shares of common stock currently in the voting trust, which represent approximately 46.2% of the common stock of the Company as of December 31, 1999, will be voted in favor of the

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREHOLDERS' EQUITY (CONTINUED)

election of a Board of Directors having seven members and comprised of three directors nominated by the CEO of the Company, two directors nominated by the Senior Note Holders, and two independent directors nominated by the vote of both directors nominated by the Senior Note Holders and at least two of the directors nominated by the CEO of the Company. As a result of the warrants to purchase 392,896 shares, as discussed in Note 7, being released from escrow to the Senior Note Holders, the number of directors may be increased by two, with the additional directors nominated by the Senior Note Holders. Further, the shares in the voting trust will be voted as recommended by the Board of Directors for any merger, acquisition or sale of the Company, or any changes to the Articles of Incorporation or Bylaws of the Company. On any other matter requiring a vote by the shareholders, the shares in the voting trust will be voted as directed by the Company's current CEO.

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

         The total number of shares of common stock reserved for issuance under the stock option plan is 2,000,000, as agreed to by the Company's Board of Directors in April 1999 and approved by the Company's shareholders at their May 1999 annual meeting. As of December 31, 1999, the status of all outstanding option grants was as follows:

         Grant Date                   Options Granted      Options Outstanding     Exercisable Options      Exercise Price
         ----------                   ---------------      -------------------     -------------------      --------------
         January 1996................        318,568               140,096                105,072                  $10.38
         March 1997..................        221,473                60,396                 30,198                  $11.42
         September 1997..............        116,933                56,795                 28,398                  $15.00
         October 1997................          1,625                 1,625                    813                  $14.75
         December 1997...............          2,238                 2,238                  1,119                  $11.75
         January 1998..................      265,646               126,471                 83,702                  $13.88
         March  1998..................        71,700                22,919                  5,730                  $18.88
         May  1998....................        18,375                 5,000                  1,250        $19.50 to $20.13
         June 1998......................       4,432                 4,432                  1,108                  $16.75
         August 1998..................        75,000                75,000                 18,750        $10.38 to $13.88
         August 1998..................        52,500                42,500                 10,625          $6.00 to $7.25
         November 1998..............         386,318               290,381                 72,594                   $6.00
         January 1999..................       72,500                72,500                      -                   $6.00
         March 1999....................      121,825                85,725                 67,324                   $4.13
         May 1999 .....................       98,343                65,123                      -                   $4.56
         November 1999...............         20,000                20,000                      -                   $1.00
                                                                ----------               --------

                                                                 1,071,201                426,683
                                                                ==========                =======

         The above exercise prices were equal to the market price of the shares at the grant date, except the exercise prices for the August 1998 grant of 75,000 options, which represented the cancellation of a May 1998 grant and reissuance at exercise prices in excess of the market price of the shares at the new grant date. The exercise price of options granted prior to the Offering are based on the fair market value of the Company's common stock, as determined by an independent appraiser as of

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREHOLDERS' EQUITY (CONTINUED)

the date of the grant. The above options vest over a four year period from the date of issuance, except 77,221 and 95,675 options issued in January 1998 and March 1999, respectively, which vested immediately upon grant.

         The weighted average remaining contractual life of the above options was 7.2, 8.9 and 8.7 years as of December 31, 1999, 1998 and 1997, respectively. The weighted average exercise price was $8.70 and $10.59 per share as of December 31, 1999 and 1998, respectively. No options had been exercised as of December 31, 1999.

         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the grant date, no compensation is recognized. However SFAS No. 123, "Accounting for Stock-based Compensation", requires presentation of pro forma net income (loss) as if the Company had accounted for its employee stock options under the fair value method. The Company has estimated the fair value of stock options granted to employees prior to the Offering to be from $2.20 to $3.41 per option as of the respective grant dates, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate from 6.12% to 6.65%; no volatility factor because the Company was not a public entity when the options were granted; no expected dividends; and expected option life of 4 years. For options granted subsequent to the Offering through December 31, 1999, the Company has estimated the fair value of stock options granted to employees to be from $0.31 to $6.21 per option as of the respective grant dates, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate from 5.22% to 6.65%; an anticipated volatility factor of 93.9% to 101.2%; no expected dividends; and expected option life of 4 years. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's unaudited pro forma loss would have been $31.3 million ($3.62 basic and diluted loss per share) for the year ended December 31, 1999. The Company's proforma income before extraordinary item would have been $4.3 million ($0.50 basic and $0.44 diluted earnings per share) for the year ended December 31, 1998, and $0.2 million ($0.04 basic and $0.03 diluted earnings per share) for the year ended December 31, 1997.

         The March 1997 and January 1998 grants include 8,126 and 6,000 options, respectively, issued in connection with acquisitions - see Note 4.

         During March 2000, the Company granted options to purchase 873,038 shares of the Company's common stock, vesting over a 4 year period from the grant date and with an exercise price of $2.125 per share based on the market price of the shares at the grant date.

         Reverse Stock Split: On October 21, 1997, the Company effectuated a reverse stock split pursuant to which each then issued and outstanding share of common stock was converted into approximately 0.65 shares of common stock. The effect of this reverse split has been retroactively applied to all share, option and warrant amounts, including the related option and warrant exercise prices.

NOTE 12. RELATED PARTY TRANSACTIONS

         Revenues: Certain shareholders of the Company owned franchises from which the Company received the following revenues in the periods indicated:

                                                             Years Ended December 31,
                                                             ------------------------
                                                         1999            1998              1997
                                                         ----            ----              ----
                                                                 (Dollars in thousands)
         Royalties..........................       $    1,235         $     1,289       $      194
         PEO services.......................                -                   -              349
                                                   ----------         -----------       ----------

         Included in net revenues...........       $    1,235         $     1,289       $      543
                                                   ==========         ===========       ==========

         These franchises owed the Company $368,000, $100,000 and $92,000 at December 31, 1999, 1998 and 1997 respectively, primarily related to the above items.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. RELATED PARTY TRANSACTIONS (CONTINUED)

         Effective August 31, 1998, certain Company shareholders owning franchises with a total of four locations entered into a buyout agreement with the Company. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company received an initial payment from the former franchisee and was to continue to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date, which was generally consistent with the terms of buyout agreements between the Company and unrelated third parties. Effective March 31, 1999, the Company received final payment from the former franchisee in consideration of the elimination of the equivalent of the last five months of payments due under the initial agreement, generally consistent with the terms of similar agreements between the Company and unrelated third parties. The initial buyout payment, as well as subsequent payments under the buyout agreement, are included in total royalties included in the table above.

         Receivables and interest income: During 1997 the Company had notes and advances receivable due on demand from shareholders and affiliates, although there were no outstanding balances due as of December 31, 1997. The notes had an interest rate of 10% per annum and the advances were non-interest bearing. Total interest income from notes receivable and other amounts due from related parties was $66,000 for the year ended December 31, 1997. There were no amounts due from those related parties as of December 31, 1999 or 1998.

         Long-term debt and interest expense: Effective February 16, 1998, the Company purchased certain staffing locations and the related franchise rights from certain Company shareholders. The $6.9 million purchase price included the issuance of a $1.7 million note bearing interest at 7.25% per annum and payable quarterly over three years. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly installments totaling $0.3 million in the first year and $0.6 million in the second year, plus a $0.4 million payment at the end of the two year term. As discussed in
Note 7, as of August 12, 1999, the Company had not made the renegotiated payments on this and its other subordinated acquisition notes, and, as a result, at that time was in default of this note. Furthermore, the payee has provided the required notice to the Company accelerating the entire balance due, which as a result is classified as current in the Company's consolidated financial statements as of December 31, 1999.

         See Note 4 for the details of acquisition notes payable to related parties as of December 31, 1999 and 1998, respectively. Total interest expense for long-term debt to related parties was $196,000, $113,000 and $547,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Other transactions: During 1997, the Company purchased certain real estate from SMSB for $840,000, such assets having a net book value as reflected on SMSB's financial statements of $608,000 at the time of purchase.

         A law firm owned by a shareholder of the Company received legal fees for services rendered to the Company during 1999, 1998 and 1997 in the approximate amounts of $6,000, $388,000 and $148,000, respectively.

         The Company employed one of its minority shareholders (a member of the S group) in a non-management position at an annual salary of approximately $40,000 during 1998 and 1997. This arrangement was discontinued in March 1998.

         Since July 1997, the Company has leased on a month-to-month basis a portion of a warehouse controlled by the Company's former CEO for approximately $2,000 per month. Effective February 1999, the Company entered into a three year staffing office lease with a company controlled by the former CEO, with rental payments of approximately $2,000 per month.

           As a result of the Company's 1996 acquisition of certain franchise rights (see Note 4), the Company subsequently leased from one of the sellers, a minority shareholder of the Company, four industrial staffing offices, for rental payments of $49,000 in 1997. The Company made an additional payment of $71,000 to that seller shareholder in 1997 in order to terminate the leases and satisfy the Company's remaining liability.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

         The consolidated statements of cash flows do not include the following noncash investing and financing activities, except for the net cash paid for acquisitions:

                                                                             Years Ended December 31,
                                                                     ----------------------------------------
                                                                         1999             1998         1997
                                                                         ----             ----         ----
                                                                               (Dollars in thousands)
                      Acquisitions:
                          Tangible and intangible assets
                            acquired ............................   $          290   $       41,913   $ 25,651
                          Liabilities assumed ...................             --             (1,794)      (186)
                          Debt issued ...........................              (77)         (11,575)    (3,517)
                          Common stock issued ...................             --               (775)      --
                                                                    --------------   --------------   --------

                      Net cash paid for acquisitions ............   $          213   $       27,769   $ 21,948
                                                                    ==============   ==============   ========

                      Increase (decrease) of deferred loss
                        on interest rate collar agreement .......   $         (413)  $          413   $   --
                                                                    ==============   ==============   ========

                      Decrease in goodwill and long-term
                        debt, due to earnout adjustments ........   $         --     $          539   $   --
                                                                    ==============   ==============   ========

                      Decrease in accrued interest due to
                        inclusion in renegotiated long-term debt    $          448   $         --     $   --
                                                                    ==============   ==============   ========

                      Debt forgiven in connection with sale of
                          assets to noteholder ..................   $        2,132   $         --     $   --
                                                                    ==============   ==============   ========

                      Increase in other current assets and notes
                        payable, due to insurance financing .....   $          503   $          356   $   --
                                                                    ==============   ==============   ========

                      Increase in long-term debt, primarily
                         due to sale/leaseback and capital leases   $        2,017   $           38   $    813
                                                                    ==============   ==============   ========

                      Refinancing of capitalized leases and
                        mortgages on buildings and land .........   $         --     $         --     $  4,339
                                                                    ==============   ==============   ========

                      Reclassification of put warrants
                          Liability to additional paid-in
                          capital ...............................   $         --     $         --     $ 20,384
                                                                    ==============   ==============   ========

                      Shareholders' contribution to additional
                          paid-in capital in connection
                          with the Reorganization ...............   $         --     $         --     $  4,300
                                                                    ==============   ==============   ========

                      Discontinuance of consolidation of
                          SMSB-owned building and related
                          mortgage debt .........................   $         --     $         --     $  1,665
                                                                    ==============   ==============   ========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  EARNINGS (LOSS) PER SHARE

         Pro forma net loss for 1997 includes adjustments made to historical net loss for pro forma income taxes computed as if the Company had been fully subject to federal and applicable state income taxes. The Company calculates pro forma earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". The historical (for 1999 and 1998) and pro forma (for
1997) weighted average shares outstanding used to calculate pro forma basic and diluted earnings (loss) per share were calculated as follows:

                                                                                          Years Ended December 31,
                                                                          ----------------------------------------------------
                                                                             1999                1998                 1997
                                                                             ----                ----                 ----
                                                                          (Historical)        (Historical)         (Pro forma)
              Shares issued in connection with the Reorganization           5,448,788           5,448,788           5,448,788

              Equivalent shares represented by shares
                 of common stock of certain Subsidiaries
                 purchased in the Reorganization ................                --                  --                46,211

              Shares sold by the Company in the October 1997
                   Offering (see Note 1) ........................           3,000,000           3,000,000             560,440

              Shares issued in connection with a February 1998
                 acquisition (see Note 4) .......................              57,809              52,886                --

              Warrants exercised in May 1998 (see Notes 7 and 11)             151,316             101,847                --
                                                                            ---------           ---------           ---------

              Weighted average common shares - basic ............           8,657,913           8,603,521           6,055,439

              Outstanding options and warrants to purchase common
                 stock-remaining shares after assumed repurchase
                 using proceeds from exercise ...................                --             1,315,971           1,264,923
                                                                            ---------           ---------           ---------

              Weighted average common shares - diluted ..........           8,657,913           9,919,492           7,320,362
                                                                            =========           =========           =========

         Certain of the outstanding options and warrants to purchase common stock were anti-dilutive for certain of the periods presented above and accordingly were excluded from the calculation of diluted weighted average common shares for those periods, including the equivalent of 1,205,091 shares excluded for the year ended December 31, 1999.

NOTE 15. OPERATING SEGMENT INFORMATION

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its CEO. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets. The Company evaluates performance based on stand-alone operating segment income, which does not include any allocation of corporate support center costs or income taxes (other than employment tax credits).

         The Company's reportable operating segments are (i) the Tandem segment, which derives revenues from recruiting, training and deployment of temporary industrial personnel and provides payroll administration, risk management and benefits administration services to its clients, (ii) the Synadyne segment, which until April 8, 2000, derived revenues from providing a comprehensive package of PEO services to its clients including payroll administration, risk management, benefits administration and human resource consultation and (iii) the Franchising segment, which derives revenues from agreements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.    OPERATING  SEGMENT INFORMATION (CONTINUED)

with industrial staffing franchisees that provide those franchises with, among other things, exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals
- see Note 8.

         Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's Consolidated Financial Statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses and interest expense in excess of interest charged to the segments based on their outstanding receivables (before deducting any amounts sold under the Company's former Securitization Facility). The Company does not regularly provide information regarding the reportable segments' net assets to the chief operating decision maker.

         The Company does not derive any of its revenue from markets outside of the United States. See Note 9 for information regarding significant customers and geographic concentration. Financial information for the Company's operating segments, reconciled to Company totals, is as follows:

                                                                                     Years Ended December 31,
                                                                          ---------------------------------------------
                                                                             1999             1998               1997
                                                                             ----             ----               ----
                                                                                     (Dollars in thousands)
REVENUES

Tandem ................................................................   $ 339,116         $ 321,451         $ 221,461
Synadyne ..............................................................     224,499           202,888           177,045
Franchising ...........................................................       7,109             7,352             7,027
Other Company revenues ................................................      23,323            33,703            42,046
                                                                          ---------         ---------         ---------

Total Company revenues ................................................   $ 594,047         $ 565,394         $ 447,579
                                                                          =========         =========         =========

INCOME

Tandem  (1) ...........................................................   $   3,016         $  13,534         $  10,245
Synadyne (1) ..........................................................       1,394             1,120             1,058
Franchising (1) .......................................................       6,353             5,943             5,764
Shareholders' compensation ............................................        --                --                (292)
Put Warrants valuation adjustment .....................................        --                --              (1,842)
Charges for restructuring and impairment of assets ....................     (13,823)             --                --
Other Company (expenses) income .......................................     (23,696)          (14,105)          (14,222)
                                                                          ---------         ---------         ---------

Total Company (loss) income before taxes and extraordinary item .......   $ (26,756)        $   6,492         $     711
                                                                          =========         =========         =========

(1) Excluding any allocation of common services provided by the corporate support center.

DEPRECIATION AND AMORTIZATION OF INTANGIBLE ASSETS

Tandem ...........................................................      $5,053              $5,077              $2,711
Synadyne .........................................................         260                 363                 163
Franchising ......................................................          83                  41                  23
Other Company depreciation and amortization ......................       1,738               1,275               1,282
                                                                        ------              ------              ------

Total Company depreciation and amortization ......................      $7,134              $6,756              $4,179
                                                                        ======              ======              ======


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 15. OPERATING SEGMENT INFORMATION (CONTINUED)

                                                                                Years Ended December 31,
                                                                      ---------------------------------------------
                                                                      1999                  1998                1997
                                                                      ----                  ----                ----
INTEREST EXPENSE, NET
Tandem ....................................................           $4,273               $3,407               $2,402
Synadyne ..................................................              364                  321                  361
Franchising ...............................................               40                   43                   69
Other Company interest expense, net .......................            3,927                1,758                5,045
                                                                      ------               ------               ------

Total Company interest expense, net .......................           $8,604               $5,529               $7,877
                                                                      ======               ======               ======


NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth the amounts of certain items in the Company's consolidated statements of income for the four quarters of 1999 and 1998:

                                                                               1999
                                                 ------------------------------------------------------------------
                                                                           Quarters Ended
                                                 March 31            June 30          September 30      December 31
                                                 ------------------------------------------------------------------

                                                             (Dollars in thousands, except per share data)
Net revenues ...................................  $ 134,114         $ 143,454         $ 159,124         $ 157,355
Gross profit ...................................     19,463            20,583            21,055            20,810
Charges for restructuring and
  Impairment of assets (1) .....................       --                --              (7,554)           (6,269)
Operating income (loss) (2) ....................        509              (503)          (12,007)           (6,630)
Deferred tax valuation allowance ...............       --                --                --             (14,072)
Net loss .......................................       (581)           (1,249)           (8,320)          (20,729)
Loss per share (basic) .........................       (.07)             (.14)             (.96)            (2.40)
Loss per share (diluted) .......................       (.07)             (.14)             (.96)            (2.40)

                                                                                 1998
                                                 ------------------------------------------------------------------
                                                                           Quarters Ended
                                                 March 31            June 30          September 30      December 31
                                                 ------------------------------------------------------------------

                                                             (Dollars in thousands, except per share data)
Net revenues ....................................$120,986           $134,796           $153,416           $156,196
Gross profit ....................................  18,038             21,276             22,767             22,739
Operating income ................................   1,917              2,911              3,613              3,527
Income before
  extraordinary item ............................     673              1,095              1,512              1,601
Earnings per share (basic) before
  extraordinary item ............................     .08                .13                .17                .19
Earnings per share (diluted)
  before extraordinary item .....................     .07                .11                .15                .16
Net income ......................................     673              1,095              1,512                184


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. As of August 6, 1999, the Company announced a restructuring plan intended to improve profitability and liquidity. The Company recognized $5.1 million and $6.1 million in restructuring charges during the third and fourth quarters of 1999, respectively. In addition, the Company recognized impairment charges of $2.4 million and $0.2 million during the third and fourth quarters of 1999, respectively in compliance with SFAS 121. See Notes 3 and 4 to the Company's Consolidated Financial Statements.

2. During the third quarter of 1999, the Company recognized (i) $5.1 million of restructuring charges, (ii) $2.4 million impairment charge in compliance with SFAS 121, and (iii) a $2.7 million loss, recognized as bad debt expense, on the then anticipated sale of certain of the Company's trade accounts receivable, which were primarily over 180 days. During the fourth quarter of 1999, the Company recognized $6.1 million in restructuring charges and $0.2 million in asset impairment charges, in compliance with SFAS 121.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This item is not applicable.

PART III

         The information required by Items 10, 11, 12 and 13 of this Part III is hereby incorporated by reference to the Definitive Proxy Statement that the Company will file with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1. The following Financial Statements (with accompanying notes) have been included in Part II, Item 8 of this 10-K:
              Independent Auditor's Report
              Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997
              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
              Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997
              Notes to Consolidated Financial Statements

           2. The following schedules are filed herewith:

         Schedule
         Number            Schedule Description

             II Valuation and Qualifying Accounts - Years ended December 31, 1999, 1998 and 1997

     (b) The Company filed a report on Form 8-K on October 19, 1999, reporting that the Company had (i) entered into agreements with its syndicate of lenders to amend certain components and replace other components of its pre-existing credit facilities, and (ii) changed its fiscal year to the 52 or 53 week period ending the Sunday closest to March 31.

     (c) The following exhibits are filed herewith:

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

2.1      Amended and Restated Agreement Among Shareholders dated February 21,
         1997(1)
2.2 Articles of Share Exchange among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. dated February 21, 1997(1)
3.1      Amended and Restated Articles of Incorporation of the Company(2)
3.2      Amended and Restated Bylaws of the Company(3)
4.3      Shareholder Protection Rights Agreement(3)
4.6 Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership(1)
4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(1)
4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(1)
9        Voting Trust Agreement among Outsource International, Inc., Richard J.
         Williams and Paul M. Burrell, as Trustees, and certain shareholders of Outsource International, Inc. dated as of February 21, 1997(1)
10.1 Securities Purchase Agreement among Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. dated as of February 21, 1997(1)
10.2 Escrow Agreement Among State Street Bank and Trust Company of Connecticut, N.A., certain shareholders of Outsource International, Inc., and Outsource International, Inc. dated as of February 21, 1997(1)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.3 Registration Rights Agreement among Outsource International, Inc., Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., and shareholders of Outsource International, Inc. dated as of February 21, 1997(1)
10.4 Agreement among Shareholders and Investors in Outsource International, Inc. dated as of February 21, 1997(1)
10.7 Asset Purchase Agreement among Standby Personnel of Colorado Springs, Inc., Adrian Walker and Outsource International, Inc. dated as of February 24, 1997(1)
10.8 Asset Purchase Agreement between Staff Management Services, Inc. and Outsource International, Inc. dated as of March 3, 1997(1)
10.9 Asset Purchase Agreement between Superior Temporaries, Inc. and Outsource International, Inc. dated as of March 3, 1997(1)
10.10 Asset Purchase Agreement among Stand-By, Inc., Carlene Walker and Outsource International of America, Inc. dated as of March 31, 1997(1)
10.11 Employment Agreement between Paul M. Burrell and the Company dated as of February 21, 1997(1)*
10.12 Employment Agreement between Robert A. Lefcort and the Company dated as of March 3, 1997(1)*
10.13 Employment Agreement between Robert E. Tomlinson and the Company dated as of March 3, 1997(1)*
10.14 Employment Agreement between Robert J. Mitchell and the Company dated as of March 3, 1997(1)*
10.15 Employment Agreement between Brian Nugent and the Company dated as of March 11, 1997(7)*
10.16 Employment Agreement between Carolyn Noonan and the Company dated as of July 22, 1999(8)*
10.17 Employment Agreement between Scott R. Francis and the Company dated as of April 1, 1998(6)*
10.18    Stock Option Plan, As Amended Effective May 8, 1998(6)*
10.19 Third Amended and Restated Credit Agreement among Outsource International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston, Connecticut, as agent - Revolving Credit Facility dated as of July 27, 1998(6)
10.20 OI Pledge Agreement made by Outsource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.21 OI Security Agreement made by Outsource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.22 Subsidiary Security Agreement made by Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.23 Subsidiary Guarantee by Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.24 Trademark Security Agreement made by Outsource International, Inc. and Outsource Franchising, Inc. in favor of Bank of Boston Connecticut dated as of February 21, 1997(1)
10.25 Interest Rate Collar Transaction between BankBoston, N.A. and Outsource International, Inc. dated as of February 20, 1998(5)
10.33 Form of Accumulated Adjustments Account Promissory Note dated February 20, 1997 issued by Capital Staffing Fund, Inc., Outsource Franchising, Inc. and Outsource International of America, Inc. to the following shareholders of the Company and Schedule of Allocation of AAA Distribution to such shareholders: Lawrence H. Schubert Revocable Trust; Robert A. Lefcort Irrevocable Trust; Nadya I. Schubert Revocable Trust; Louis J. Morelli S Stock Trust; Margaret Ann Janisch S Stock Trust; Matthew Schubert Outsource Trust; Jason Schubert Outsource Trust; Alan E. Schubert; Louis A. Morelli; Louis J. Morelli; Raymond S. Morelli; Matthew B. Schubert; Mindi Wagner; Margaret Morelli Janisch; Robert A. Lefcort; and Paul M. Burrell(1)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.34 Receivables Purchase and Sale Agreement dated July 27, 1998 among Outsource International, Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., and Outsource International of America, Inc., each as an originator, and Outsource Funding Corporation, as the buyer, and Outsource International, Inc., as the servicer(6)
10.35 Receivables Purchase Agreement dated July 27, 1998 among Outsource Funding Corporation, as the seller, and EagleFunding Capital Corporation, as the purchaser, and BancBoston Securities, Inc., as the deal agent and Outsource International, Inc., as the servicer(6)
10.36 Intercreditor Agreement dated July 27, 1998 by and among BankBoston, N.A., as lender agent; Outsource Funding Corporation, Outsource International, Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and Outsource International of America, Inc., as originators; Outsource International, in its separate capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent(6)
10.50 First Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of February 22, 1999(7)
10.51 Temporary Waiver and Second Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., it subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated June 30, 1999(8)
10.53 Third Temporary Waiver to Third Amended and Restated Credit Agreement among Outsource International, Inc., its subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of August 5, 1999(8)
10.55 Third Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of October 1, 1999(9)
10.56 Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated October 1, 1999(9)
10.57 Amended and Restated Receivables Purchase and Sale Agreement dated as of October 1, 1999 among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and Outsource International of America, Inc., each as an originator, and Outsource Funding Corporation, as the buyer, and Outsource International, Inc., as the servicer(9)
10.58 Fourth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of December 29, 1999
10.59 First Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated December 29, 1999
10.60 Second Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated January 31, 2000
10.61 Fifth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of January 31, 2000

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

10.62 Sixth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of March 30, 2000
10.63 Third Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated March 30, 2000
10.80 Employment agreement between Jon Peterson and the Company dated as of February 14, 2000
10.81 Employment agreement between Garry E. Meier and the Company dated as of February 7, 2000
10.85 Asset Purchase Agreement by and between Team Staff, Inc., Teamstaff V, Inc. and Outsource International, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Guardian Employer East LLC and Guardian Employer West LLC, dated as of April 7, 2000
10.86 Shared Services Agreement by and between Team Staff, Inc. and Outsource International, Inc., dated as of April 7, 2000
10.90 Engagement Letter between Outsource International, Inc. and Crossroads Capital Partners LLC, dated as of May 7, 1999 and three addenda dated June 18, July 1 and August 2, 1999(8)
10.91 Finder Services Agreement between Outsource International, Inc. and Crossroads Capital Partners LLC, dated as of June 30, 1999(8)
21       Subsidiaries of the Company
23       Consent of Deloitte & Touche LLP
27       Financial Data Schedule

------------------------

*        Compensatory plan or arrangement.
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997
(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997
(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997
(4) Incorporated by reference to the Exhibits to the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998
(5) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998
(6) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998
(7) Incorporated by reference to the Exhibits to the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 30, 1999
(8) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 16, 1999
(9) Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on October 19, 1999

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                       OUTSOURCE INTERNATIONAL, INC.


                                       By: /s/ GARRY E. MEIER
                                           ----------------------
                                           Garry E. Meier
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

                                       Date:  April 14, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                      Title                           Date
              ---------                                      -----                           ----
/s/ GARRY E. MEIER                                President, Chief Executive            April 14, 2000
------------------------------------           Officer and Chairman of the Board
           Garry E. Meier                                of Directors
                                                 (Principal Executive Officer)

                                                      Vice President,
/s/ SCOTT R. FRANCIS                               Chief Financial Officer,             April 14, 2000
------------------------------------                     and Director
          Scott R. Francis                           (Principal Financial
                                                          Officer)

/s/ PAUL M. BURRELL                                       Director                     April 14, 2000
------------------------------------
     Paul M. Burrell

/s/ DAVID S. HERSHBERG                                    Director                     April 14, 2000
------------------------------------
     David S. Hershberg

/s/ LAWRENCE CHIMERINE                                    Director                     April 14, 2000
------------------------------------
     Lawrence Chimerine

/s/ JAY D. SEID                                           Director                     April 14, 2000
-----------------------------------
     Jay D. Seid

/s/ CAROLYN H. NOONAN                            Vice President and Controller          April 14, 2000
------------------------------------             (Principal Accounting Officer)
      Carolyn H. Noonan


                                   SCHEDULE II

                  OUTSOURCE INTERNATIONAL, INC. AND AFFILIATES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997

                                                          Charged to                    Credits
                                        Balance,          Costs and                    Issued and            Balance
  Description                       January 1, 1999        Expenses       Other       Charge-Offs       December 31, 1999
  -----------                      ----------------       ---------      ------      ------------      ------------------
  Allowance for doubtful
    accounts and credit memos.....      $1,924,146     $  6,070,768     $   --      $(5,165,268)         $   2,829,646

  Tax valuation allowance ........             --        14,071,996         --             --              14,071,996


                                                          Charged to                    Credits
                                        Balance,          Costs and                    Issued and            Balance
  Description                       January 1, 1998        Expenses       Other       Charge-Offs       December 31, 1998
  -----------                      ----------------       ---------      ------      ------------      ------------------

  Allowance for doubtful
    accounts and credit memos.....      $1,639,767      $ 3,355,571     $    --      $(3,071,192)         $   1,924,146


                                                          Charged to                    Credits
                                        Balance,          Costs and                    Issued and            Balance
  Description                       January 1, 1997        Expenses       Other       Charge-Offs       December 31, 1997
  -----------                      ----------------       ---------      ------      ------------      ------------------

  Allowance for doubtful
    accounts and credit memos.....        $978,250      $ 3,123,861      $   --      $(2,462,344)           $ 1,639,767


         The amounts shown above include credits issued and charge-offs for uncollectible amounts as well as customer credits issued for early payment discounts, pricing adjustments, customer service concessions, billing corrections, and other matters.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.58 Fourth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of December 29, 1999
10.59 First Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated December 29, 1999
10.60 Second Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated January 31, 2000
10.61 Fifth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of January 31, 2000
10.62 Sixth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of March 30, 2000
10.63 Third Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated March 30, 2000
10.80 Employment agreement between Jon Peterson and the Company dated as of February 14, 2000
10.81 Employment agreement between Garry E. Meier and the Company dated as of February 7, 2000
10.85 Asset Purchase Agreement by and between Teamstaff, Inc., Teamstaff V, Inc. and Outsource International, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Guardian Employer East LLC and Guardian Employer West LLC dated as of April 7, 2000
10.86 Shared Services Agreement by and between Teamstaff, Inc. and Outsource International, Inc. dated as of April 7, 2000
21       Subsidiaries of the Company
23       Consent of Deloitte & Touche LLP
27       Financial Data Schedule