Form 10-K/A
period 1999-12-31
OUTSOURCE INTERNATIONAL INC
filed 2000-04-20
CIK 1013316

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

         Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (c) The following exhibits are filed herewith:

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

2.1      Amended and Restated Agreement Among Shareholders dated February 21,
         1997(1)
2.2 Articles of Share Exchange among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. dated February 21, 1997(1)
3.1      Amended and Restated Articles of Incorporation of the Company(2)
3.2      Amended and Restated Bylaws of the Company(3)
4.3      Shareholder Protection Rights Agreement(3)
4.6 Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership(1)
4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P.(1)
4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent(1)
9        Voting Trust Agreement among Outsource International, Inc., Richard J.
         Williams and Paul M. Burrell, as Trustees, and certain shareholders of Outsource International, Inc. dated as of February 21, 1997(1)
10.1 Securities Purchase Agreement among Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. dated as of February 21, 1997(1)
10.2 Escrow Agreement Among State Street Bank and Trust Company of Connecticut, N.A., certain shareholders of Outsource International, Inc., and Outsource International, Inc. dated as of February 21, 1997(1)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.3 Registration Rights Agreement among Outsource International, Inc., Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., and shareholders of Outsource International, Inc. dated as of February 21, 1997(1)
10.4 Agreement among Shareholders and Investors in Outsource International, Inc. dated as of February 21, 1997(1)
10.7 Asset Purchase Agreement among Standby Personnel of Colorado Springs, Inc., Adrian Walker and Outsource International, Inc. dated as of February 24, 1997(1)
10.8 Asset Purchase Agreement between Staff Management Services, Inc. and Outsource International, Inc. dated as of March 3, 1997(1)
10.9 Asset Purchase Agreement between Superior Temporaries, Inc. and Outsource International, Inc. dated as of March 3, 1997(1)
10.10 Asset Purchase Agreement among Stand-By, Inc., Carlene Walker and Outsource International of America, Inc. dated as of March 31, 1997(1)
10.11 Employment Agreement between Paul M. Burrell and the Company dated as of February 21, 1997(1)*
10.12 Employment Agreement between Robert A. Lefcort and the Company dated as of March 3, 1997(1)*
10.13 Employment Agreement between Robert E. Tomlinson and the Company dated as of March 3, 1997(1)*
10.14 Employment Agreement between Robert J. Mitchell and the Company dated as of March 3, 1997(1)*
10.15 Employment Agreement between Brian Nugent and the Company dated as of March 11, 1997(7)*
10.16 Employment Agreement between Carolyn Noonan and the Company dated as of July 22, 1999(8)*
10.17 Employment Agreement between Scott R. Francis and the Company dated as of April 1, 1998(6)*
10.18    Stock Option Plan, As Amended Effective May 8, 1998(6)*
10.19 Third Amended and Restated Credit Agreement among Outsource International, Inc., the banks from time to time parties hereto and BankBoston, N.A., successor by merger to Bank of Boston, Connecticut, as agent - Revolving Credit Facility dated as of July 27, 1998(6)
10.20 OI Pledge Agreement made by Outsource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.21 OI Security Agreement made by Outsource International, Inc. in favor of Bank of Boston Connecticut, as Agent, dated as of February 21, 1997(1)
10.22 Subsidiary Security Agreement made by Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.23 Subsidiary Guarantee by Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. in favor of Bank of Boston Connecticut, As Agent, dated as of February 21, 1997(1)
10.24 Trademark Security Agreement made by Outsource International, Inc. and Outsource Franchising, Inc. in favor of Bank of Boston Connecticut dated as of February 21, 1997(1)
10.25 Interest Rate Collar Transaction between BankBoston, N.A. and Outsource International, Inc. dated as of February 20, 1998(5)
10.33 Form of Accumulated Adjustments Account Promissory Note dated February 20, 1997 issued by Capital Staffing Fund, Inc., Outsource Franchising, Inc. and Outsource International of America, Inc. to the following shareholders of the Company and Schedule of Allocation of AAA Distribution to such shareholders: Lawrence H. Schubert Revocable Trust; Robert A. Lefcort Irrevocable Trust; Nadya I. Schubert Revocable Trust; Louis J. Morelli S Stock Trust; Margaret Ann Janisch S Stock Trust; Matthew Schubert Outsource Trust; Jason Schubert Outsource Trust; Alan E. Schubert; Louis A. Morelli; Louis J. Morelli; Raymond S. Morelli; Matthew B. Schubert; Mindi Wagner; Margaret Morelli Janisch; Robert A. Lefcort; and Paul M. Burrell(1)

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

10.34 Receivables Purchase and Sale Agreement dated July 27, 1998 among Outsource International, Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., and Outsource International of America, Inc., each as an originator, and Outsource Funding Corporation, as the buyer, and Outsource International, Inc., as the servicer(6)
10.35 Receivables Purchase Agreement dated July 27, 1998 among Outsource Funding Corporation, as the seller, and EagleFunding Capital Corporation, as the purchaser, and BancBoston Securities, Inc., as the deal agent and Outsource International, Inc., as the servicer(6)
10.36 Intercreditor Agreement dated July 27, 1998 by and among BankBoston, N.A., as lender agent; Outsource Funding Corporation, Outsource International, Inc., Outsource Franchising, Inc., Capital Staffing Fund, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and Outsource International of America, Inc., as originators; Outsource International, in its separate capacity as servicer; EagleFunding Capital Corporation, as purchaser; and BancBoston Securities Inc., individually and as purchaser agent(6)
10.50 First Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of February 22, 1999(7)
10.51 Temporary Waiver and Second Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., it subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated June 30, 1999(8)
10.53 Third Temporary Waiver to Third Amended and Restated Credit Agreement among Outsource International, Inc., its subsidiaries, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of August 5, 1999(8)
10.55 Third Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of October 1, 1999(9)
10.56 Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated October 1, 1999(9)
10.57 Amended and Restated Receivables Purchase and Sale Agreement dated as of October 1, 1999 among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc. and Outsource International of America, Inc., each as an originator, and Outsource Funding Corporation, as the buyer, and Outsource International, Inc., as the servicer(9)
10.58 Fourth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of December 29, 1999(11)
10.59 First Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated December 29, 1999(11)
10.60 Second Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated January 31, 2000(11)
10.61 Fifth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of January 31, 2000(11)

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

10.62 Sixth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of March 30, 2000(11)
10.63 Third Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated March 30, 2000(11)
10.80 Employment agreement between Jon Peterson and the Company dated as of February 14, 2000(11)
10.81 Employment agreement between Garry E. Meier and the Company dated as of February 7, 2000(11)
10.85 Asset Purchase Agreement by and between Team Staff, Inc., Teamstaff V, Inc. and Outsource International, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Guardian Employer East LLC and Guardian Employer West LLC, dated as of April 7, 2000(11)
10.86 Shared Services Agreement by and between Team Staff, Inc. and Outsource International, Inc., dated as of April 7, 2000(11)
10.90 Engagement Letter between Outsource International, Inc. and Crossroads Capital Partners LLC, dated as of May 7, 1999 and three addenda dated June 18, July 1 and August 2, 1999(8)
10.91 Finder Services Agreement between Outsource International, Inc. and Crossroads Capital Partners LLC, dated as of June 30, 1999(8)
21       Subsidiaries of the Company(10)
23       Consent of Deloitte & Touche LLP(10)
27       Financial Data Schedule(10)

------------------------

*        Compensatory plan or arrangement.
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on August 12, 1997
(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on October 21, 1997
(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443) as filed with the Securities and Exchange Commission on September 23, 1997
(4) Incorporated by reference to the Exhibits to the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998
(5) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998
(6) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998
(7) Incorporated by reference to the Exhibits to the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 30, 1999
(8) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 16, 1999
(9) Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on October 19, 1999
(10)     Previously filed
(11)     Filed herewith

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

                                       Date:  April 20, 2000

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

              Signature                                      Title                           Date
              ---------                                      -----                           ----
/s/ GARRY E. MEIER                                President, Chief Executive           April 20, 2000
------------------------------------           Officer and Chairman of the Board
           Garry E. Meier                                of Directors
                                                 (Principal Executive Officer)

                                                      Vice President,
/s/ SCOTT R. FRANCIS                               Chief Financial Officer,            April 20, 2000
------------------------------------                     and Director
          Scott R. Francis                           (Principal Financial
                                                          Officer)

/s/ PAUL M. BURRELL                                       Director                     April 20, 2000
------------------------------------
     Paul M. Burrell

/s/ DAVID S. HERSHBERG                                    Director                     April 20, 2000
------------------------------------
     David S. Hershberg

/s/ LAWRENCE CHIMERINE                                    Director                     April 20, 2000
------------------------------------
     Lawrence Chimerine

/s/ JAY D. SEID                                           Director                     April 20, 2000
-----------------------------------
     Jay D. Seid

/s/ CAROLYN H. NOONAN                            Vice President and Controller         April 20, 2000
------------------------------------             (Principal Accounting Officer)
      Carolyn H. Noonan


                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                EXHIBIT DESCRIPTION
------                -------------------

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

--------------------------------------------------------------------------------