Form 10-Q
period 2000-01-01
OUTSOURCE INTERNATIONAL INC
filed 2000-05-17
CIK 1013316

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                    FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from January 1, 2000 to April 2, 2000

                        Commission file number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           FLORIDA                                               65-0675628
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                1690 S. Congress Ave, Delray Beach, Florida 33445
                -------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code: (561) 454-3500

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                              Outstanding at May 12, 2000
                  -----                              ---------------------------
Common Stock, par value $.001 per share                       8,657,913

================================================================================

                          OUTSOURCE INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
Item 1 - Financial Statements

  Consolidated Balance Sheets as of April 2, 2000 and December 31, 1999.......................    2

  Consolidated Statements of Operations for the thirteen weeks
  ended April 2, 2000 and three months ended March 31, 1999...................................    3

  Consolidated Statements of Cash Flows for the thirteen weeks ended
  ended April 2, 2000 and the three months ended March 31, 1999...............................    4

  Notes to Consolidated Financial Statements..................................................    5

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations.........................................................   16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........................   32

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................................   33

Item 2 - Changes in Securities and Use of Proceeds............................................   33

Item 3 - Defaults Upon Senior Securities......................................................   33

Item 4 - Submission of Matters to a Vote of the Security Holders..............................   33

Item 5 - Other Information....................................................................   33

Item 6 - Exhibits and Reports on Form 8-K.....................................................   36

Signatures....................................................................................   37


OUTSOURCE INTERNATIONAL(R), TANDEM(R) and OFFICE OURS(R) are registered trademarks of Outsource International, Inc. and its subsidiaries.

Part I: Financial Information
Item 1: Financial Statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

ASSETS                                                                                April 2, 2000     December 31, 1999
                                                                                      -------------     -----------------
Current Assets:
     Cash ....................................................................          $   1,546           $     716
     Trade accounts receivable, net of allowance for doubtful accounts of
         $1,574 and $2,830 ...................................................             42,584              49,709
     Funding advances to franchises ..........................................                206                 157
     Assets held for disposition .............................................              2,409               2,439
     Income tax receivable and other current assets ..........................              4,577               2,608
                                                                                        ---------           ---------

         Total current assets ................................................             51,322              55,629

     Property and equipment, net .............................................              9,154               9,231
     Goodwill and other intangible assets, net ...............................             45,783              46,517
     Other assets ............................................................              2,310               2,304
                                                                                        ---------           ---------

         Total assets ........................................................          $ 108,569           $ 113,681
                                                                                        =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable ........................................................          $   8,887           $   6,186
     Accrued expenses:
         Payroll .............................................................             10,518               8,706
         Payroll taxes .......................................................              4,139               3,842
         Workers' compensation and insurance .................................              5,210               5,342
         Other ...............................................................              4,499               4,331
     Accrued restructuring charges ...........................................              2,255               2,905
     Other current liabilities ...............................................                507                 661
     Current maturities of long-term debt to related parties .................              1,195               1,195
     Current maturities of other long-term debt ..............................              7,635               7,437
     Revolving credit facility ...............................................             50,746              57,067
                                                                                        ---------           ---------

         Total current liabilities ...........................................             95,591              97,672

Non-Current Liabilities:
     Other long-term debt, less current maturities ...........................              1,934               2,300
                                                                                        ---------           ---------

         Total liabilities ...................................................             97,525              99,972
                                                                                        ---------           ---------

Commitments and Contingencies (Notes 5, 6 and 7)

Shareholders' Equity:
     Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares
         issued or outstanding ...............................................                 --                  --
     Common stock, $.001 par value; 100,000,000 shares authorized; 8,657,913
         issued and outstanding ..............................................                  9                   9
     Additional paid-in capital ..............................................             53,546              53,546
     Accumulated deficit .....................................................            (42,511)            (39,846)
                                                                                        ---------           ---------

         Total shareholders' equity ..........................................             11,044              13,709
                                                                                        ---------           ---------

         Total liabilities and shareholders' equity ..........................          $ 108,569           $ 113,681
                                                                                        =========           =========

          See accompanying notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Thirteen Weeks Ended April 2, 2000 and
                        Three Months Ended March 31, 1999

                  (Amounts in thousands, except per share data)

                                                                   April 2,             March 31,
                                                                     2000                 1999
                                                                     ----                 ----
Net revenues ..........................................          $   126,011           $   134,114
Cost of revenues ......................................              109,157               114,831
                                                                 -----------           -----------

Gross profit ..........................................               16,854                19,250
                                                                 -----------           -----------

Selling, general and administrative expenses:
     Amortization of intangible assets ................                  734                   924
     Provision for doubtful accounts ..................                 (472)                  506
     Other selling, general and administrative expenses               17,143                17,311
                                                                 -----------           -----------

     Total selling, general and administrative expenses               17,405                18,741
                                                                 -----------           -----------

     Restructuring costs ..............................                  356                    --
                                                                 -----------           -----------

Operating (loss) income ...............................                 (907)                  509
                                                                 -----------           -----------

Other expense (income):
     Interest expense (net) ...........................                2,016                 1,582
     Disposition of assets and other income (net) .....                 (259)                  (43)
                                                                 -----------           -----------

     Total other expense (income) .....................                1,757                 1,539
                                                                 -----------           -----------

Loss before benefit for income taxes ..................               (2,664)               (1,030)

Benefit for income taxes ..............................                   --                  (449)
                                                                 -----------           -----------

Net loss ..............................................          $    (2,664)          $      (581)
                                                                 ===========           ===========

Weighted average common shares outstanding:
     Basic ............................................            8,657,913             8,657,913
                                                                 ===========           ===========
     Diluted ..........................................            8,657,913             8,657,913
                                                                 ===========           ===========

Loss per share:
     Basic ............................................          $     (0.31)          $     (0.07)
                                                                 ===========           ===========
     Diluted ..........................................          $     (0.31)          $     (0.07)
                                                                 ===========           ===========

          See accompanying notes to consolidated financial statements.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Thirteen Weeks Ended April 2, 2000 and
                      the Three Months Ended March 31, 1999

                             (Amounts in thousands)

                                                                                                  April 2,         March 31,
                                                                                                    2000             1999
                                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................................................     $(2,664)          $  (581)

 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization ..........................................................       1,461             1,807
     Provision for losses of assets held for disposition ....................................          67                --
     Deferred income taxes ..................................................................          --               (77)
     (Gain) loss on asset sales as part of Restructuring and related matters, net                     (91)               --
                                                                                                  -------           -------
                                                                                                   (1,227)            1,149
     Changes in assets and liabilities (excluding effects of acquisitions and dispositions):
     (Increase) decrease in:
         Trade accounts receivable ..........................................................       7,155            (5,341)
         Prepaid expenses and other current assets ..........................................      (1,014)             (123)
         Other assets .......................................................................         133              (414)
     Increase (decrease) in:
         Accounts payable ...................................................................         785             1,749
         Accrued expenses:
           Payroll ..........................................................................       1,812             1,324
           Payroll taxes ....................................................................         298              (133)
           Workers' compensation and insurance ..............................................        (826)           (1,805)
           Reserve for restructuring charges ................................................        (650)               --
           Other ............................................................................         168               198
         Other current liabilities ..........................................................        (154)             (427)
                                                                                                  -------           -------

     Net cash provided by (used in) operating activities ....................................       6,480            (3,823)
                                                                                                  -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset sales as part of Restructuring and related matters ......................          40                --
Funding repayments from franchises, net .....................................................         (49)               66
Property and equipment expenditures .........................................................        (761)             (811)
Expenditures for acquisitions ...............................................................          --               (39)
                                                                                                  -------           -------

     Net cash used in investing activities ..................................................        (770)             (784)
                                                                                                  -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in excess of outstanding checks over bank balance,
  included in accounts payable ..............................................................       1,917             1,715
Repayment of lines of credit and revolving credit facilities ................................      (6,321)             (252)
Related party debt repayments .................................................... ..........          --                14
Repayment of other long-term debt ...........................................................        (476)             (953)
                                                                                                  -------           -------

     Net cash (used in) provided by financing activities ....................................      (4,880)              524
                                                                                                  -------           -------

Net increase (decrease) in cash .............................................................         830            (4,083)
Cash, beginning of period ...................................................................         716             5,501
                                                                                                  -------           -------

Cash, end of period .........................................................................     $ 1,546           $ 1,418
                                                                                                  =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid ...............................................................................     $ 1,823           $ 1,292
                                                                                                  =======           =======

          See accompanying notes to consolidated financial statements.

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements and the related information in these notes as of April 2, 2000 and for the thirteen weeks ended April 2, 2000 ("Q1 2000") and the three months ended March 31, 1999 ("Q1 1999") have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 14, 2000.

The Company filed a Form 8-K during the fourth quarter of 1999, indicating among other things, its change for financial reporting purposes, effective January 1, 2000, from a fiscal year ended December 31 to a fiscal year ending the 52 or 53 week period ending the Sunday closest to March 31.

Certain reclassifications have been made to the presentation of the results of operations for Q1 1999 to conform to current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company intends to implement SFAS No. 133 in its consolidated financial statements as of and for the thirteen weeks ended July 2, 2001. Although it has not determined the effects, if any, that implementation will have, the Company is not currently a party to any transactions involving derivatives. SFAS No. 133 could increase volatility in earnings and other comprehensive income if the Company enters into any such transactions in the future.

NOTE 2: FUTURE LIQUIDITY

As discussed in Note 5 to the Company's Consolidated Financial Statements, the Company's current bank financing expires on May 22, 2000 and the Company is in default of certain acquisition debt subordinated to its bank financing. The Company is pursuing various strategies, including but not limited to, negotiating with alternative lending sources and renegotiating acquisition debt that is in default. In addition, the Company announced a restructuring plan on August 6, 1999, which when completed, will allow the Company to focus on its core business, flexible industrial staffing (See Note 3 to the Company's Consolidated Financial Statements). While the Company believes that its efforts to obtain alternative financing will be successful and that the current bank group will provide financing subsequent to May 22, 2000, there can be no assurance that the current bank group will continue to provide financing or that these actions will be sufficient to provide adequate funds for the Company's current level of operations or to pay the Company's past due obligations.

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION

On August 6, 1999, the Company announced the following actions to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible industrial staffing division) and improve its operating performance within that segment:

(i) the sale of Office Ours, the Company's clerical staffing division, effective August 30, 1999. Revenues of Office Ours, for the three months ended March 31, 1999, were $1.9 million, and the loss before taxes for these operations, on a basis consistent with the segment information presented in Note 9, was approximately $21,000;

(ii) the engagement of an investment banking firm to assist in the evaluation of strategic options, including the possible sale, of Synadyne, the Company's PEO division. Effective April 8, 2000, the Company sold the operations of Synadyne, for which the Company received net proceeds of $3.1 million at closing. In addition, the Company could receive additional proceeds of $1.25 million, which is dependent on certain performance criteria for the one-year period subsequent to the sale. Revenues of Synadyne, prior to the sale were $44.8 million and $53.1 million for Q1 2000 and Q1 1999, respectively. On a basis consistent with the segment information presented in Note 9, the Company reported a net loss of $0.3 million and income of $0.3 million for Q1 2000 and Q1 1999, respectively; and

(iii) a reduction of the Company's flexible staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation, during the third and fourth quarters of 1999 and Q1 2000 of 28 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate support center employee workforce by 110 employees (approximately 11% of the Company's workforce), and an anticipated additional reduction of 56 employees by June 30, 2000, of which 35 employees are in branch offices that will be sold, franchised, closed or consolidated. A total of 47 branch offices have been or will be eliminated in connection with the Restructuring, 30 of which have been sold, franchised, closed, or consolidated as of May 15, 2000. These offices were not or are not expected to be adequately profitable in the near future or are inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. The restructuring charge accrual and its utilization are as follows (amounts in thousands):

                                                                                               Utilization
                                                     Original    Balance at  Charges to    -------------------    Balance at
                                                      Charge      12/31/99   Operations     Cash      Non-Cash    04/02/00
Employee severance and other termination benefits     $ 4,040     $ 2,722     $  (204)     $   379     $    --     $ 2,139

Professional fees ...............................       1,205          34         459          459          --          34

Lease termination and write-down of leasehold
  improvements at closed offices ................         400         105           1           57          --          49

Other restructuring costs .......................         146          44          33           44          --          33
                                                      -------     -------     -------      -------     -------     -------

Accrued restructuring charges ...................       5,791       2,905         289          939          --       2,255

Write-down to fair value of assets identified for
  Identified for disposition ....................       5,429          --          67           --          67          --
                                                      -------     -------     -------      -------     -------     -------

Total restructuring and asset impairment activity     $11,220     $ 2,905     $   356      $   939     $    67     $ 2,255
                                                      =======     =======     =======      =======     =======     =======

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

The $5.4 million write-down of assets identified for disposition, recognized in the Company's results of operations for the year ended December 31, 1999, relates to 27 Tandem offices, as follows: (i) a $0.4 million loss related to two staffing offices in Nevada purchased by the Company in 1998 - one office closed by the Company and one office sold on September 6, 1999 to an unaffiliated party, which paid a nominal amount and entered into a standard franchise agreement with the Company for the territory; (ii) a $1.5 million loss related to four staffing offices in North Carolina and South Carolina, purchased by the Company in 1998 - one office closed by the Company and three offices sold on October 18, 1999 to the former franchisee for $1.8 million (The sales price was comprised of $0.2 million in cash, two promissory notes totaling $0.3 million, and cancellation of the Company's remaining indebtedness from the original acquisition of $1.3 million. As part of this transaction, the Company cancelled covenants not to compete previously given to it by the buyers and certain affiliates and agreed not to compete for 39 months (27 months in the case of franchising) in the counties where the assets are located. This transaction also included an option, which was exercised on November 8, 1999, to purchase, for nominal consideration, one staffing office in Virginia, which had been purchased by the Company from a related party in 1996); and (iii) a $3.5 million write-down related to 20 additional staffing offices based on management's estimate of the ultimate sales prices that will be negotiated for these assets. Effective February 28, 2000, the Company sold its staffing office in the state of Washington for $0.3 million. The sales price was comprised primarily of a promissory note of $0.2 million. Based on changes of the estimated fair value of certain assets held for disposition as of April 2, 2000, the Company recorded an additional $67,000 write-down of assets to fair value, which was charged to restructuring costs in Q1 2000.

In addition to the write-down of assets identified for disposition, the original $11.2 million restructuring charge includes $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were decreased by $0.2 million in Q1 2000 to reflect a reduction of amounts to be paid in connection with certain severance packages accrued as part of the restructuring charge in 1999. The remaining liability of $2.1 million for severance and other termination benefits as of April 2, 2000 consists of (i) $1.1 million for six employees terminated in 1999 and Q1 2000 and (ii) $1.0 million for 56 employees to be terminated by June 30, 2000.

Professional fees of $1.2 million included in the restructuring charge in 1999 and $0.5 million in 2000 are primarily amounts paid to Crossroads LLC, formerly Crossroads Capital Partners, LLC ("Crossroads") for its services related to the Restructuring. The Company also expects to record restructuring charges in the first quarter of fiscal year 2001 (the thirteen weeks ended July 2, 2000) for services relating to Restructuring activities to be rendered by Crossroads during that period.

The Company utilized $0.4 million in 1999 and $0.1 million of the restructuring charge during Q1 2000 for the costs of terminating the related leases as well as the carrying value of leasehold improvements and other assets not usable in other Company operations.

As of April 2, 2000, there were 19 Tandem that offices remained to be sold as part of the Restructuring, and the Company had classified the related tangible and intangible assets, excluding cash, accounts receivable and deferred income taxes, as assets held for disposition. Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.4 million in Q1 2000. In some cases, the estimated fair value of these

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

assets held for disposition was based on management's judgment and as such, actual results could vary significantly from such estimates.

In connection with the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building was sold on December 29, 1999. The Company received $6.1 million in net proceeds from the sale of the support center building and certain assets, of which $3.8 million was used to extinguish the mortgage obligations, $1.4 million was used to reduce the Company's bank debt and $0.9 million (of which $0.8 million remains as of April 2, 2000) was put in escrow and will be released over the period through October 1, 2002.

The Company's assets held for disposition as of April 2, 2000 are stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs) are as follows (presented in thousands):

                                            Net Original Cost
                            --------------------------------------------         Lower of
                              Property      Goodwill and Other                    Cost or
                            and Equipment   Intangible Assets      Total        Fair Value
                            -------------   -----------------      -----        ----------
Tandem branch offices ...       $  619            $5,284          $5,903          $2,167

Synadyne division .......           --               242             242             242
                                ------            ------          ------          ------

                                $  619            $5,526          $6,145          $2,409
                                ======            ======          ======          ======

As part of the Restructuring efforts, the Company classified assets with a carrying value of $11.8 million as assets held for disposition. As described above, the Company sold Tandem branch offices and the corporate support center building, with a combined carrying value of $8.1 million during the third and fourth quarters of 1999 and Q1 2000. Certain Synadyne assets, with a carrying value of $1.3 million, were removed from such classification as of December 31, 1999 when it became apparent that they would not be sold in connection with the sale of the Synadyne operations on April 8, 2000. The Company expects to sell or abandon the remainder of the assets held for disposition before June 30, 2000.

The Tandem operations held for sale, as well as those sold, franchised, closed or consolidated as part of the Restructuring as of April 2, 2000, recorded revenues of $10.6 million and $14.9 million in Q1 2000 and Q1 1999, respectively. On a basis consistent with the segment information presented in
Note 9, the Company reported a ($0.3) million and ($0.6) million net loss for Q1 2000 and Q1 1999, respectively, for these operations.

NOTE 4. INCOME TAXES

The Company's effective tax rate differed from the statutory federal rate of 35% as follows (amounts presented in thousands, except for percentages):

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES (CONTINUED)

                                                                                 For the Period Ended
                                                               ------------------------------------------------------
                                                                    April 2, 2000                 March 31, 1999
                                                                    -------------                 --------------
                                                               Amount            Rate          Amount            Rate
                                                               ------            ----          ------            ----
                                                                                (Dollars in thousands)
Statutory rate applied to income before income taxes
     and extraordinary item .........................          $(932)           (35.0%)        $(360)           (35.0%)
Increase (decrease) in income taxes resulting from:
    State income taxes, net of federal benefit ......            (80)            (3.0)           (30)            (2.9)
    Effect of termination of S corporation status ...             --             --               --             --
    Loss prior to termination of S corporation status             --             --               --             --
    Put warrants valuation adjustment ...............             --             --              141              2.2
    Employment tax credits ..........................            (97)            (3.6)          (126)           (12.2)
    Nondeductible expenses ..........................             29              1.1             56              5.5
    Other ...........................................            181              6.8             11              1.0
                                                               -----            -----          -----            -----
Total before change in valuation allowance ..........           (899)           (33.7)          (449)           (43.6)
Change in valuation allowance .......................            899             33.7             --             --
                                                               -----            -----          -----            -----
Total ...............................................          $   0              0.0%         $(449)           (43.6%)
                                                               =====            =====          =====            =====

Income tax receivable and other current assets at April 2, 2000 includes a $15.0 million deferred tax asset offset by a valuation allowance of $15.0 million, of which $0.9 million was recognized in the period ended April 2, 2000. The valuation allowance was established in 1999 and increased by the tax benefits in Q1 2000 because it is not clear that the tax benefits resulting from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109.

The employment tax credit carryforward of $2.3 million as of April 2, 2000 will expire during the years 2012 through 2019. The employment tax credits recorded by the Company from February 21, 1997 through December 31, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving. As a result, the Company's position with regard to the calculation of the FEZ credit has been challenged by the Internal Revenue Service as discussed below.

During April 1999, the Company received a preliminary report from the IRS proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. The Company is currently disputing these proposed adjustments. Since the subsidiaries were "S" corporations for the periods under examination, the proposed adjustments, if ultimately proven to be appropriate, would not result in a materially unfavorable effect on the Company's results of operations, although additional shareholder distributions could result as discussed in Note 6.

NOTE 5. DEBT

As of April 2, 2000, the Company's primary sources of funds for working capital and other needs were (i) a $25.5 million credit line (the "Revolving Credit Facility"), including existing letters of credit of $5.0 million and (ii) a $50.0 million credit facility, based on and secured by the Company's accounts receivable (the "Receivable Facility"). Effective April 13, 2000, due in part to the sale of the Company's Synadyne operations, the maximum availability of the Receivable Facility was reduced from $50.0 million to $33.0 million and effective May 1, 2000, the maximum availability of the Revolving Credit Facility was reduced to $25.3 million, including existing letters of credit of $5.0 million. Both facilities are provided by a syndicate of lenders led by Fleet National Bank ("Fleet") and expire on May 22, 2000. The Company is currently negotiating with the lenders' syndicate to obtain an extension of existing financing beyond May 22, 2000, until such time as long-term financing can be obtained from alternative lending sources under a mutually acceptable structure and terms. The above agreements, effective October 1, 1999, replaced the previously existing $50.0 million

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT (CONTINUED)

securitization facility (the "Securitization Facility") and amended the previously existing $29.9 million revolving credit facility (which included letters of credit of $8.4 million) to (i) reduce the maximum availability under the revolving credit facility to $25.5 million, including existing letters of credit of $5.0 million, (ii) eliminate certain financial covenants and (iii) add events of default, including a provision enabling the lenders' syndicate to increase the stated interest rate and/or accelerate the maturity date of the facility if, in their sole discretion, the lenders are not satisfied with the Company's business operations or prospects. Outstanding amounts under the Revolving Credit Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of common stock of each of its subsidiaries. The new agreements also contain terms that increase the weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses, to approximately 12.0% per annum, compared to approximately 7.1% per annum under the old agreements.

The Receivable Facility bears interest at Fleet's base (prime) rate plus 2.0% per annum, which was 11.0% as of April 2, 2000, while the Revolving Credit Facility bears interest at base (prime) rate plus 5.0% per annum, which was 14.0% as of April 2, 2000. As of April 2, 2000, the Company had outstanding borrowings of $16.3 million and $34.6 million under the Revolving Credit Facility and the Receivable Facility, respectively.

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

In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, during 1999 the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable. The Company had not made substantially all of the scheduled payments due and, as a result, was in default on these debts having total principal outstanding of $6.9 million as of April 2, 2000. The terms of these acquisition notes payable, which are subordinated to the Revolving Credit Facility and the Receivable Facility, allow the payees to accelerate terms of payment upon default. Acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from three payees as of April 2, 2000.

In addition to the Revolving Credit Facility indebtedness discussed above the Company had bank standby letters of credit outstanding in the aggregate amount of $5.0 million as of April 2, 2000, of which $4.3 million is to secure the pre-1999 portion of the workers' compensation obligations recorded as a current liability on the Company's Consolidated Balance Sheet and $0.7 million, which is supported by a $0.8 million cash escrow balance, to secure future payments on a capital lease for furniture that was included with the sale of the Company's corporate support center building.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Shareholder distribution: Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). Such distribution, supplemented by an additional distribution made in September 1998, is subject to adjustment based upon the final determination of taxable income through February 21, 1997. Although the Company has completed and filed its Federal and state tax returns for all periods through February 21, 1997, further cash distributions may be required in the event the Company's taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason - see Note 4.

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

The Company has made arrangements with several states to pay quarterly unemployment tax payments originally due in July and October, 1999 in monthly installments over one year, bearing interest at rates ranging from 12.0% to 24.0% per annum. The unpaid balance, included in accrued payroll taxes on the Company's April 2, 2000 consolidated balance sheet was approximately $28,000. In addition, the Company is contacting the taxing agencies of certain states to arrange payment of payroll taxes owed, primarily for Q1 2000, of approximately $0.5 million, which is recorded in accrued payroll taxes on the Company's April 2, 2000 consolidated balance sheet.

Federal employment tax reporting penalties: During September 1999, the Company was notified by the IRS of its intent to assess penalties of $500,000 related to W-2s issued by the Company for 1997. The Company has requested an abatement of the penalty and does not currently expect that the penalty ultimately charged will exceed $300,000 which was included in selling, general and administrative expenses in 1999, and is reflected as a current liability on the April 2, 2000 consolidated balance sheet. There can be no assurance that the Company will not be required to ultimately pay a higher penalty in connection with this matter.

Unclaimed property audit: A state in which the Company conducts a significant portion of its operations has begun and substantially completed an audit of the Company's compliance with escheat (unclaimed property) statutes. The applicable state escheat laws cover a wide range of situations and property types and have a ten-year statute of limitations. In addition, it is common for states to share information in this area. At this time, the Company is unable to estimate any liability that may result from this audit and has made no provisions in its financial statements related to this matter.

Workers' compensation: During 1997, and through 1999, the Company's workers' compensation expense for claims was effectively capped at a contractually agreed percentage of payroll. In 1997 and 1998, the Company's expense was limited to the cap since the estimated ultimate cost of the actual claims experience was greater than the cap. In 1999, the estimated ultimate cost of the actual claims experience was used as the basis of the Company's workers compensation expense, since it was approximately $1.7 million less than the cap (3.5% of payroll). The estimated ultimate cost of the 1999 claims experience was determined based on information from an independent third-party administrator employed by the Company plus an allowance for claims incurred but not reported, based on prior experience and other

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

relevant data. The Company methodology for determine workers compensation expense in 2000 in consistent with 1999.

The Company routinely adjusts the accruals made in prior years for workers' compensation claims and expenses, based on updated information from its insurance carriers, its independent third-party administrator and its own analysis. These adjustments are included as a component of cost of sales in the period in which they are made. During Q1 2000, the Company increased the reserve for 1999 claims by $0.2 million due to increased estimates by the third party administrator of the processing expense from 1999 claims.

Employment agreements: As of April 2, 2000, the Company had certain obligations under employment agreements it had entered into with its Chief Executive Officer ("CEO"), its former CEO and ten other officers. Under the terms of those agreements, in the event that the Company terminates the employment of any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (ranging from three months to two years) of the officer's annual base salary and bonus. In addition, all incentive stock options held by such employees would become immediately exercisable. More substantial severance provisions apply if any of those officers are terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements. During the third quarter of 1999, the Company entered into employment agreements with six senior Tandem operating executives, which included provisions obligating the Company to pay severance equal to six months' salary under certain conditions.

Between February 1999 and May 2000 nine of the eleven officers referred to above resigned their positions, which resulted in the Company's agreement to pay two of those officers' salary for two years, two of those officers' salaries for one year and five of those officers' salaries for six months, in exchange for their agreement, among other things, not to compete with the Company during that period. The aggregate costs of these severance agreements total $3.2 million, of which $0.7 million has been paid as of April 2, 2000, $1.6 million has been accrued in the Company's April 2, 2000 consolidated balance sheets and $ 0.9 million will be accrued in the first quarter of fiscal 2001 for these officers which resigned prior to April 2, 2000.

Employee retention: The Company had entered into agreements obligating it to pay retention bonuses to employees of the Synadyne division on April 15, 2000 if they remained employed with the Company and Synadyne was not sold by March 31, 2000. The Company recorded a $0.4 million liability under these agreements in the Company's consolidated balance sheet as of April 2, 2000.

Consulting contract: In May 1999, the Company engaged Crossroads, LLC, formerly known as Crossroads Capital Partners, LLC ("Crossroads"), a consulting firm based in Newport Beach, California, to review the Company's existing business plan and make recommendations for adjustments to strategy as well as financial and operational improvements. In June 1999, the Crossroads engagement was further extended to include its assistance in verifying the Company's cash flow projections and requiring Crossroads to report to management and the lenders' syndicate. In July 1999, the engagement was further modified to add additional services, including working with management to develop the Restructuring plan and a revised business plan based on the restructured company (see Note 3), assisting in extending the existing Revolving Credit Facility and Securitization Facility, arranging for new financing, and periodically reporting to the Company's Board of Directors and lenders' syndicate. In August 1999, a representative of Crossroads was appointed as the Company's interim chief operating officer and the interim President of the Tandem division. The Company has paid or accrued $1.5 million for services rendered by Crossroads through April 2, 2000, of which $0.4 million was for Q1 2000. These amounts were included in the restructuring charge recorded by the Company, and the Company also expects to

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

record restructuring charges in the first quarter of fiscal year 2001 for services relating to Restructuring activities to be rendered by Crossroads during that period - see Note 3. The Company's contract with Crossroads, which originally expired on October 31, 1999, is being extended on a month by month basis and provides for a monthly fee of $125,000 plus expenses. In addition, the Company is obligated to compensate Crossroads for financing sources found by it, and subject to closing on such financing, a fee of one percent of senior financing obtained and four percent of subordinated financing obtained, subject to a $150,000 and $300,000 minimum fee, respectively.

Stock options and warrants: As of December 31, 1999, the Company had issued 1,047,579 stock options and 1,208,988 warrants to purchase shares of the Company's common stock which remain outstanding as of April 2, 2000. During February 2000 the Company granted options to purchase 400,000 shares of the Company's common stock to the Company's new CEO at $2.00 per share. In March 2000, the Company granted options to purchase 473,038 shares of the Company's common stock to various employees at $2.125 per share. Both grants vest over a four year period from the grant date.

The total number of shares of common stock reserved for issuance under the stock option plan as of April 2, 2000 was 2,000,000, as agreed to by the Company's Board of Directors in April 1999 and approved by the Company's shareholders at their May 1999 annual meeting.

NOTE 7. RELATED PARTY TRANSACTIONS

Effective August 31, 1998, certain Company shareholders owning franchises with a total of four locations entered into a buyout agreement with the Company. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company received an initial payment from the former franchisee and was to continue to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date, which was generally consistent with the terms of buyout agreements between the Company and unrelated third parties. In March 1999, the Company received final payment from the former franchisee in consideration of the elimination of the equivalent of the last five months of payments due under the initial agreement. The Company recognized revenue of $0.3 million and $0.6 million in Q1 2000 and Q1 1999 from all franchises owned by significant shareholders of the Company, which included royalties and payments under the buyout agreement.

Effective February 16, 1998, the Company purchased certain staffing locations and the related franchise rights from certain Company shareholders. The $6.9 million purchase price included the issuance of a $1.7 million note bearing interest at 7.25% per annum and payable quarterly over three years. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly installments totaling $0.3 million in the first year and $0.6 million in the second year, plus a $0.4 million payment at the end of the two year term. As discussed in Note 5, the Company had not made the renegotiated payments on this subordinated acquisition note, and, as a result, is in default of this note. Furthermore, the payee has provided the required notice to the Company accelerating the entire balance due, which as a result is classified as a current liability in the Company's Consolidated Financial Statements as of April 2, 2000.

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". Certain of the outstanding options and warrants to purchase common stock were anti-dilutive for the periods presented and accordingly were excluded from the calculation of diluted weighted average common shares for those periods, including the equivalent of 1,218,801 and 826,142 shares Q1 2000 and Q1 1999, respectively, solely because the results of operations was a net loss instead of net income.

NOTE 9. OPERATING SEGMENT INFORMATION

The Company's reportable operating segments are as follows:

Tandem: This segment derives revenues from recruiting, training and deployment of temporary industrial personnel and from providing payroll administration, risk management and benefits administration services.

Synadyne: This segment derives revenues from providing a comprehensive package of PEO services to its clients including payroll administration, risk management, benefits administration and human resource consultation. See Note 3 related to the Company's disposition of these operations.

Franchising: This segment derives revenues under agreements with industrial staffing franchisees that provide those franchises with, among other things, exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals. Franchising revenues also include revenues from early terminations of franchise agreements, called "buyouts".

Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's consolidated financial statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses, interest expense in excess of interest charged to the segments based on their outstanding receivables. The Company does not regularly provide information regarding the reportable segments' net assets to the chief operating decision-maker. Certain reclassifications have been made between segments to Income (Loss) Before Taxes in Q1 1999 to be consistent with current period presentation.

                                                        For the Period Ended
                                                        --------------------
                                                  April 2, 2000      March 31, 1999
                                                  -------------      --------------
REVENUES

Tandem ...................................          $  80,383           $  73,096
Synadyne .................................             44,834              53,080
Franchising ..............................                763               1,973
Other Company revenues ...................                 31               5,965
                                                    ---------           ---------

Total Company Revenues ...................          $ 126,011           $ 134,114
                                                    =========           =========

(LOSS) INCOME BEFORE TAXES

Tandem ...................................          $   3,323           $   1,135
Synadyne .................................               (332)                254
Franchising ..............................                609               1,797
Restructuring and asset impairment charges               (356)                 --
Other Company (loss) income, net .........             (5,908)             (4,216)
                                                    ---------           ---------

Total Company loss before taxes ..........          $  (2,464)          $  (1,030)
                                                    =========           =========

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

Effective April 8, 2000, the Company sold certain of its assets of its Synadyne division to Teamstaff V, Inc., a Florida corporation ("Teamstaff V"), an affiliate of Teamstaff, Inc., a New Jersey Corporation for net proceeds of $3.1 million, with up to an additional $1.25 million to be paid to the Company by Teamstaff on April 30, 2001 based on the total number of employees at each customer account sold to Teamstaff V, which are still employed by Teamstaff V on September 30, 2000 and April 30, 2001. The assets included all the customer accounts relating to the Company's PEO business, the trade name "Synadyne" and certain desktop computers and marketing material relating to the Company's PEO business.

In connection with the sale of the Synadyne division, the Company is obligated to provide certain support services to Teamstaff V through July 31, 2000, including accounting and information systems services. The Company has also contracted with Teamstaff V to provide PEO services to the Company and its employees for an initial term expiring on December 31, 2001.

Effective April 10, 2000, the Company sold its Minnesota operations, classified as assets held for disposition at their fair market value as of April 2, 2000, for $60,000.

Effective May 15, 2000, the Company sold its Cincinnati operations, classified as assets held for disposition, for $20,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with "Forward-looking information: certain cautionary statements"

GENERAL

The Company offers it clients flexible industrial staffing services through its Tandem division, targeting opportunities in that fragmented, growing market which the Company believes has to date been under-served by large full service staffing companies. Significant benefits of Tandem's services to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. Until the Company sold the operations of Synadyne, effective April 8, 2000, it focused on providing professional employer organization ("PEO") services to small and medium sized businesses (those with less than 500 employees), which were intended to provide cost savings arising from the economies of scale associated with this outsourcing of human resources administration.

Flexible staffing services include recruiting, training and deployment of temporary industrial personnel as well as payroll administration, risk management and benefits administration services. PEO services included payroll administration, risk management, benefits administration and human resource consultation. Tandem delivers its flexible staffing services through a nationwide network of 87 Company-owned and 50 franchise recruiting and dispatch branches. Company-owned branches are aggregated into 15 geographic districts, which are combined into three geographic zones: the East, Midwest and West.

The Company's revenues are based on the salaries and wages of worksite employees. Revenues, and related costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period in which those employees perform the services. Since the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances, which is consistent with industry practice. The Company's primary direct costs are (i) the salaries and wages of worksite employees (trade payroll costs), (ii) employment-related taxes, (iii) health benefits, (iv) workers' compensation benefits and insurance and (v) worksite employee transportation.

The Company's Tandem operations generate significantly higher gross profit margins than those of its former Synadyne operations. The higher staffing margins reflect compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship.

On August 6, 1999, the Company announced the following actions intended to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible industrial staffing division) and improve its operating performance within that segment:

(i) the sale of Office Ours, the Company's clerical staffing division, which was completed on August 30, 1999;

(ii) the engagement of an investment banking firm to assist in the evaluation of strategic options for Synadyne which ultimately resulted in the sale of the operations of Synadyne on April 8, 2000; and

(iii) a reduction of the Company's flexible staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation, during the third and fourth quarters of 1999 and Q1 2000, of 28 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate support center employee workforce by 110 employees (approximately 11% of

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company's workforce), and an anticipated additional reduction of 56 employees by June 30, 2000, of which 35 employees are in branch offices that will be sold, franchised, closed or consolidated. A total of 47 branch offices have been or will be eliminated in connection with the restructuring, 30 of which have been sold, franchised, closed, or consolidated as of May 15, 2000. These offices were not or are not expected to be adequately profitable in the near future or are inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. The Company acquired many of these branch offices during 1996, 1997 and 1998. See "Restructuring."

RESULTS OF OPERATIONS

The following tables set forth the amounts and percentages of net revenues of certain items in the Company's consolidated statements of income for the indicated periods. The amounts presented are in thousands (except employees and offices):

                                                                                For the Period Ended
                                                                                --------------------
                                                                 April 2, 2000                      March 31, 1999
                                                                 -------------                      --------------
Net revenues:

Tandem .........................................          $  80,383             63.8%         $  73,096             54.5%
Synadyne .......................................             44,834             35.6             53,080             39.6
Franchising ....................................                763              0.6              1,973              1.5
Other ..........................................                 31              0.0              5,965              4.4
                                                          ---------            -----          ---------            -----

Total net revenues .............................          $ 126,011            100.0%         $ 134,114            100.0%
                                                          =========            =====          =========            =====

Gross profit ...................................          $  16,854             13.4%         $  19,250             14.4%
Selling, general and administrative expenses (1)             17,405             13.8             18,741             14.0
Restructuring and asset impairment charges .....                356              0.3                 --               --
                                                          ---------            -----          ---------            -----

Operating (loss) income (1) ....................               (907)            (0.7)               509              0.4
Net interest and other expense .................              1,757              1.4              1,539              1.1
                                                          ---------            -----          ---------            -----

Loss before benefit for income taxes (1) .......             (2,664)            (2.1)            (1,030)            (0.8)
Benefit for income taxes .......................                 --               --               (449)            (0.3)
                                                          ---------            -----          ---------            -----

Net (loss) income (1) ..........................          $  (2,664)            (2.1)%        $    (581)            (0.4)%
                                                          =========            =====          =========            =====

System Operating Data:

System Revenues (2) ............................                    $ 145,079                            $ 147,396
                                                                    =========                            =========
System employees (number at end of period) .....                       26,000                               33,000
                                                                    =========                            =========
System offices (number at end of period) .......                          145                                  172
                                                                    =========                            =========

--------------------------------------------------------------------------------
(1) During the quarterly period ended April 2, 2000, the Company recorded an increase to its restructuring reserve of $0.4 million as well as a non-operating gain of $0.2 million from the sale of one of its Tandem offices - see Note 3 to the Company's Consolidated Financial Statements. The following table sets forth the amounts (in thousands, except for per share data) and the percentage of certain items in the Company's consolidated statements of income, with 2000 amounts and percentages adjusted for the above items as follows: (i) operating
(loss) income excludes increase in the restructuring reserve, and (ii) net loss and loss per share excludes the restructuring reserve and the gain from the sale of one of the Company's Tandem offices.

                                                         For the Period Ended
                                                         --------------------
                                                       April 2,        March 31,
                                                         2000            1999
                                                         ----            ----
Operating (loss) income, as adjusted .........        $    (551)      $     509

As a percentage of net revenues ..............             (0.4)%           0.4%

Net (loss) income, as adjusted ...............        $  (2,506)      $    (581)

As a percentage of net revenues ..............             (2.0)%          (0.4)%

(Loss) earnings per diluted share, as adjusted        $   (0.29)      $   (0.07)

EBITDA, as adjusted ..........................        $     970       $   2,360

EBITDA is earnings (net income) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA as adjusted excludes the restructuring reserve and the non-operating gain on sale of the Company's Tandem office in Washington. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(2) System revenues are the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following amounts reported in thousands:

                                             For the Period Ended
                                             --------------------
                                      April 2, 2000      March 31, 1999
                                      -------------      --------------

Company's Net Revenue ........          $ 126,011           $ 134,114
Less Company revenues from:
   Franchise Royalties .......               (763)             (1,973)
   Services to Franchises ....                (11)             (4,024)
Add: Franchisee's net revenues             19,842              19,279
                                        ---------           ---------

System revenues ..............          $ 145,079           $ 147,396
                                        =========           =========

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 include the Tandem segment and the Synadyne segment. In prior filings of Form 10K and Form 10Q with the Securities and Exchange Commission, the Company reported Flexible Staffing Revenues and PEO Revenues, Franchising Revenues, and Other Revenues. PEO revenues, as reported below, included certain staffing revenues generated by the Tandem division that the Company believed were operationally consistent with the PEO business and operational model, but were not includable in the Synadyne segment due to the way the Company was organized. As the Company sold the operations of Synadyne effective April 8, 2000, the Company believes changing its presentation of Company revenues consistent with the above table is meaningful in terms of understanding operations and trends of the Company. The following table reconciles Flexible Staffing net revenues and PEO net revenues, as presented in past filings to the net revenues shown above, reported by the Company in accordance with the requirements of SFAS No. 131 - see Note 9 to the Company's Consolidated Financial Statements. The following amounts are presented in thousands:

                                                                                  For the Period Ended
                                                                                   --------------------
                                                                     April 2, 2000                        March 31, 1999
                                                                     -------------                        --------------
Tandem segment revenues ..........................          $  80,383              63.8%         $  73,096              54.5%
Subtract: Industrial staffing client payrolling ..             (6,633)              5.3             (8,297)              6.2
                                                            ---------             -----          ---------             -----

Flexible staffing revenues .......................          $  73,750              58.5%         $  64,799              48.3%
                                                            ---------             -----          ---------             -----

Synadyne segment revenues ........................          $  44,834              35.6%         $  53,080              39.6%
Add: Industrial staffing client payrolling .......              6,633               5.3              8,297               6.2
Add: PEO services to Tandem franchises ...........                 11               0.0              4,024               3.0
                                                            ---------             -----          ---------             -----

PEO revenues .....................................          $  51,478              40.9%         $  65,401              48.8%
                                                            ---------             -----          ---------             -----

Other revenues ...................................                 31               0.0%             5,965               4.4%
Less: PEO services to Tandem franchises ..........                (11)             (0.0)            (4,024)             (3.0)
                                                            ---------             -----          ---------             -----

Other revenues ...................................                20               0.0%             1,941               1.4%
                                                            ---------             -----          ---------             -----

Franchise revenues ...............................                763               0.6              1,973               1.5
                                                            ---------             -----          ---------             -----

Total net revenues ...............................          $ 126,011             100.0          $ 134,114             100.0%
                                                            =========             =====          =========             =====

--------------------------------------------------------------------------------

The Thirteen Weeks Ended April 2, 2000 as compared to the Three Months Ended March 31, 1999

Net Revenues. Net revenues decreased $8.1 million, or 6.0%, from $134.1 million in the three months ended March 31, 1999 ("Q1 1999") to $126.0 million in the thirteen weeks ended April 2, 2000 ("Q1 2000"). This decrease resulted primarily from (i) the sale of Office Ours, the Company's former clerical division effective August 30, 1999, (ii) the termination of PEO services offered to Tandem franchises as of December 31, 1999 and (iii) a decrease in Synadyne revenues from Q1 1999 to Q1 2000, offset by an increase in Tandem revenues during the same period.

Tandem

Net revenues from the Company's Tandem division, which provides flexible staffing services, increased $7.3 million, to $80.3 million for Q1 2000 from $73.1 million for Q1 1999, or an annualized growth rate of 10.0%. The increase in Tandem revenues was primarily due to new customers and growth with existing customers in certain geographic markets that recorded double digit growth, although the Company also experienced lower growth or declining revenues in other geographic markets due to the loss or cancellation by the Company of some large customers. Despite the sale, franchise, closure or consolidation 28 Tandem offices due to the Restructuring, Tandem's revenue generation remains strong as the Company contracted with twenty five new large clients subsequent to Q1 1999 that generated revenues of approximately $9 million in Q1 2000. Excluding offices sold, franchised, closed or consolidated during 1999, Tandem revenue growth was 15.6%.

Tandem's share of the Company's total net revenues increased to 63.8% for Q1 2000 from 54.5% for Q1 1999, reflecting an increased internal growth rate for staffing services as well as the discontinuance by the Company of other operations that do not fit its core business strategy.

Synadyne

Net revenues from the Company's Synadyne division, which provides PEO services, decreased $8.2 million, to $44.8 million for Q1 2000 from $53.1 million for Q1 1999. This decrease was due primarily to the loss of Synadyne's three largest non-insurance customers because of a lower pricing structure obtained from a competitor and the uncertainty surrounding the ownership of Synadyne. Synadyne revenues represented a decreasing share of the Company's total net revenues, to 35.6% for Q1 2000 from 39.6% for Q1 1999.

Approximately 34% of the Company's Q1 2000 Synadyne revenues were from services performed for individual insurance agent offices under a preferred provider designation previously granted to the Company on a regional basis by the agents' common corporate employer.

Franchising

Franchise royalty revenues ("Royalties") and gross profit from the Company's franchising operations decreased from $2.0 million in Q1 1999 to $0.8 million for Q1 2000. Royalties from Franchising operations represented a decreasing share of the Company's total net revenues, to 0.6% in Q1 2000 from 1.5% for Q1 1999, primarily due to a decrease in revenues from buyout payments received in connection with the early termination of certain franchises. (The Company allowed the early termination of franchise agreements of 38 locations in 1998 and 1999 to enable the Company to develop the related territories. At the time the Company agreed to terminate a franchise agreement, it received an initial buyout payment from the former franchisee. The Company continues to receive payments from some former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates. Although those gross revenues are not included in the Company's net franchisee or system revenue totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total Royalties reported by the Company).

As part of its growth efforts, the Company expects to increase franchisee net revenues by continuing to sell new franchises in smaller, less populated geographic areas, subject to, among other factors, the success of the Company's marketing efforts in this regard. The Company also expects to allow few, if any, remaining franchisees to buyout of their franchise agreements, since nearly all remaining franchises are in secondary U.S. markets.

Net Revenues earned by Tandem franchisees, which are included in the Company's system revenues, but are not available to the Company, increased from $19.3 million in Q1 1999 to $19.8 million in Q1 2000, due to strong growth from continuing franchises, which offset the loss of revenues from franchises no longer in the system.

Gross Profit. Gross profit (margin) decreased $2.4 million, from $19.3 million in Q1 1999, to $16.9 million in Q1 2000. Gross profit as a percentage of net revenues decreased to 13.4% in Q1 2000 from 14.4% in Q1 1999. This decrease in margin percent was primarily due the sale of Office Ours and royalties comprising a lower percentage of the Company's gross margin dollars in Q1 2000 (4.5%) than in Q1 1999 (10.2%).

Tandem

Gross profit decreased $0.1 million, to $14.9 million for Q1 2000 from $15.0 million for Q1 1999. Consistent with the revenue trend discussed above, this represented an increased share of the Company's total gross profit, to 88.2% for Q1 2000 from 80.0% for Q1 1999.

Gross profit margin percent of the Company's Tandem division decreased to 18.5% in Q1 2000 from 20.5% in Q1 1999, primarily due to the impact of the increased wages necessary to recruit staffing employees in periods of historically low unemployment and a greater proportion of larger, longer-term service agreements which have higher per hour billing and pay rates but lower gross profit margin. Gross profit margin percent also decrease because of higher workers compensation costs that were due to claim rates in Q1 2000 and greater than anticipated expenses for claims still open from 1999. In addition, certain payroll costs paid temporary employees to provide transportation were not segregated from other non-billable support costs in Q1 1999; and were therefore included in Q1 1999 SG&A costs, as compared to Q1 2000, when these costs were segregated and reported in the Company's gross margin results reducing margin accordingly.

Despite the decline in gross profit percent from Q1 1999 to Q1 2000 the decline in gross margin percent that the Company has experienced over the last two fiscal years has stabilized as gross margin percent of 18.5% for Q1 2000 is consistent with the gross profit margin percent from Q4 1999 of 18.3% (adjusted to be presented a comparable basis to Q1 2000). The Company's profit margin percent, before taxes and workers compensation costs, improved approximately 1.0%, which was offset by increased workers compensation and payroll tax costs, due in part to an increase to the reserve for 1999 workers compensation claims as discussed above, and the change in mix of customers serviced in various states, which utilize differing payroll tax structures.

The Company anticipates that low unemployment and competition for workers will continue to affect gross profit margins in Tandem, although in many cases the Company expects the impact to be offset by operating efficiencies resulting from the consolidation of offices and the negotiation of price increases to most of its customers to reflect the value of services being provided. The Company is also encouraging an increased focus on certain margin related performance criteria by providing rewards to field personnel commensurate with their accomplishments. Workers compensation costs will also continue to be a significant factor affecting Tandem margins, and the Company employs safety specialists whose roles are to increase safety training and awareness, approve job-sites and duties, and reduce workers' compensation costs. Based on these initiatives, the Company expects improvement in its staffing margins; however, the Company's actual results during fiscal year 2001 may vary depending on, among other things, competition, unemployment, and general business conditions.

Synadyne

Gross profit from the Company's PEO services decreased $0.4 million, to $1.2 million for Q1 2000 from $1.6 million for Q1 1999, primarily due to decreased revenues as discussed above. Gross profit margin as a percent of revenues was 2.6% in Q1 2000 compared to 3.1% in Q1 1999, primarily due to increased payroll tax costs based on the change in mix of customers serviced in various states, which utilize differing payroll tax structures.

Franchising

Royalties generated from franchising operations are received by the Company from its franchisees and the Company does not incur the expense for payroll and payroll related taxes. Accordingly, gross profit equals Royalties and gross margin trends are consistent with the revenue trends discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased $1.3 million, or 7.0%, to $17.4 million in Q1 2000 from $18.7 million in Q1 1999. This decrease was primarily the result of lower compensation costs of $0.9 million, of which $1.5 million is due to reduced employee headcount as discussed below, offset by a $0.8 million increase in variable pay compensation, and credits to the Company's bad debt provision of $0.5 million in Q1 2000 due to improved collections, as compared to charges to the Company's bad debt provision in Q1 1999 of $0.5 million - see "Accounts Receivable". As a percentage of net revenues, Company SG&A decreased to 13.8% in Q1 2000 from 14.0% in Q1 1999.

As part of the Restructuring plan and other initiatives to improve profitability the Company has (i) reduced headcount by over 170 employees due to both voluntary and involuntary terminations and the sale of certain branches, (ii) improved its collection performance of trade accounts receivable, as discussed in "Accounts Receivable", and (iii) streamlined other support functions, all of which should continue the trend of increased SG&A savings in fiscal year 2001.

Restructuring and Asset Impairment Charges. During Q1 2000, the Company recorded restructuring charges of $0.4 million. As part of the restructuring charges, the Company has (i) adjusted the carrying value of assets held for disposition by approximately $67,000 to reflect the estimated fair value of those assets, (ii) reduced accrued severance costs by approximately $0.2 million to reflect decreased payments required to be paid to certain severed employees, and (iii) incurred $0.5 million in professional consulting fees. The Company anticipates that restructuring charges, including professional consulting fees, will continue at a reduced level in the first quarter of fiscal year 2001.

Net Interest and Other Expense. Net interest and other expense increased by $0.3 million, to $1.8 million in Q1 2000 from $1.5 million in Q1 1999. This increase was primarily due to a $0.4 million increase in interest expense arising from higher interest rates paid for the Company's borrowing facilities in Q1 2000 as compared to Q1 1999 (see "Liquidity and Capital Resources") offset by a $0.2 million gain on the sale of one of the Company's Tandem branch offices. See Notes 3 and 5 to the Company's Consolidated Financial Statements.

Income Taxes. The provision for income taxes in Q1 2000 consists of potential tax benefits of $0.9 million resulting from losses incurred in that period offset by a deferred tax asset valuation allowance of $0.9 million. The valuation allowance was established in 1999 and increased by the tax benefits in Q1 2000 because it is not clear that the tax benefits resulting from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109. See Note 4 to the Company's Consolidated Financial Statements.

Net (Loss) Income. The net loss in Q1 2000 was $2.7 million, as compared to Q1 1999 net loss of $0.6 million. As discussed above, the change in the net loss is primarily due to (i) decreased gross profit margin, (ii) increased interest costs, (iii) restructuring costs, and (v) recognition of the deferred tax valuation allowance of $0.9 million in Q1 2000, as compared to an income tax benefit recorded in the Company's income statement in Q1 1999 of $0.4 million. Adjusted to remove restructuring costs and the non-operating gain from the sale of the Company's Tandem office in the state of Washington, the Company's net loss in Q1 2000 was $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Other Financing

As of April 2, 2000, the Company's primary sources of funds for working capital and other needs were (i) a $25.5 million credit line (the "Revolving Credit Facility"), including existing letters of credit of $5.0 million and (ii) a $50.0 million credit facility, based on and secured by the Company's accounts receivable (the "Receivable Facility"). Effective April 13, 2000, due in part to the sale of the Company's Synadyne operations, the maximum availability of the Receivable Facility was reduced from $50.0 million to $33.0 million and effective May 1, 2000, the maximum availability of the Revolving Credit Facility was reduced to $25.3 million, including existing letters of credit of $5.0 million. Both facilities are provided by a syndicate of lenders led by Fleet National Bank ("Fleet") and expire on May 22, 2000. The Company is currently negotiating with the lenders' syndicate to obtain an extension of existing financing beyond May 22, 2000, until such time as long-term financing can be obtained from alternative lending sources under a mutually acceptable structure and terms. The Company is also discussing with other potential lenders the possibility of providing long-term financing. See "Future Liquidity".

The existing credit facilities, which were effective as of October 1, 1999 (a) replaced the previously existing $50.0 million securitization facility (the "Securitization Facility") and (b) amended the previously existing $29.9 million revolving credit facility (which included letters of credit of $8.4 million) to
(i) reduce the maximum availability under the revolving credit facility to $25.3 million (as of May 1, 2000), including existing letters of credit of $5.0 million, (ii) eliminate certain financial covenants and (iii) add events of default, including a provision enabling the lenders syndicate to accelerate the maturity date of the facility if, in their sole discretion, the lenders are not satisfied with the Company's business operations or prospects. Outstanding amounts under the Revolving Credit Facility are secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of Common Stock of each of its subsidiaries. The new agreements also contain terms that increased the weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses, to approximately 12.0% per annum, compared to approximately 7.1% per annum under the old agreements. The Receivable Facility bears interest at Fleet's base (prime) rate plus 2.0% per annum, while the Revolving Credit Facility bears interest at base (prime) rate plus 5.0%. As of April 2, 2000 borrowings were $16.3 million under the Revolving Credit Facility at an interest rate of 14.0% and $34.6 million under the Receivable Facility at an interest rate of 11.0%.

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

In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, during 1999 the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable. The Company had not made all of the scheduled payments due under its acquisition notes payable and, as a result, was in default of these debts having a total principal outstanding of $9.2 million as of September 30, 1999, but subsequently reduced to $6.9 million as of April 2, 2000 in connection with the Company's sale of certain operations. The terms of these acquisition notes payable, which are subordinated to the Revolving Credit Facility and the Receivable Facility, allow the payees to accelerate terms of payment upon default. Acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from three payees as of December 31, 1999. See Note 5 to the Company's Consolidated Financial Statements.

In addition to the Revolving Credit Facility indebtedness discussed above the Company had (i) bank standby letters of credit outstanding in the aggregate amount of $5.0 million as of April 2, 2000, of which $4.3 million is to secure the pre-2000 portion of the workers' compensation obligations recorded as a current liability on the Company's consolidated balance sheet and $0.7 million, which is supported by a $0.8 million cash escrow balance, is to secure future payments on a capital lease for furniture that was included with the sale of the Company's corporate support center building; (ii) obligations under capital leases for property and equipment in the aggregate of $2.8 million; (iii) obligations under mortgages totaling $0.6 million and (iv) obligations for annual insurance premiums and other matters totaling $0.6 million, of which a portion represents prepayment for future benefits and would be refundable to the Company should the policy be cancelled.

Summary of Cash Flows

The Company's principal uses of cash are for wages and related payments to job-site employees, operating costs, capital expenditures and repayment of debt and interest thereon. In Q1 2000 cash provided by operating activities was $6.5 million, as compared with $3.8 million used in operating activities in Q1 1999. The significant increase in cash from operations is due to the effect of the termination of the Company's Securitization Facility in 1999, discussed below, and improved collections of the Company's accounts receivable in Q1 2000 - see "Accounts Receivable".

As part of the Company's borrowing facilities, in Q1 1999, the Company sold certain trade accounts receivable to obtain working capital for the Company's operations. Under this agreement the Company had sold $36.1 million of trade accounts receivable as of March 31, 1999, which was excluded from the uncollected accounts receivable balance presented in the Company's Consolidated Financial Statements. This agreement was subsequently terminated as of October 1, 1999 and replaced by the Receivable Facility, under which the Company currently obtains working capital. See Note 5 to the Company's Consolidated Financial Statements. Adjusted to remove the effects of the Securitization agreement in 1999, cash provided by operating activities increased from $4.8 million in Q1 1999 to $6.5 million in Q1 2000, primarily due to, as previously stated, improved collections of accounts receivable.

The tables below set forth the Company's cash flows, (i) as presented in the Company's Consolidated Financial Statements for Q1 2000 and Q1 1999 and (ii) adjusted to remove the effect of the sale of the Company's uncollected accounts receivable under the Securitization Facility during Q1 1999.

                                             For the Period Ended
                                             --------------------
Cash flows provided by (used in):       April 2, 2000    March 31, 1999
                                        -------------    --------------
                                            (Dollars in thousands)
Historical cash flow
--------------------
Operating activities ................      $ 6,480           $(3,823)
Investing activities ................         (770)             (784)
Financing activities ................       (4,880)              524
                                           -------           -------
Net increase (decrease) in cash .....      $   830           $(4,083)
                                           =======           =======

Cash flow - as adjusted
-----------------------
Operating activities, as adjusted ...      $ 6,480           $ 4,835
Investing activities ................         (770)             (784)
Financing activities, as adjusted ...       (4,880)           (8,134)
                                           -------           -------
Net increase (decrease) in cash .....      $   830           $(4,083)
                                           =======           =======

Cash used in investing activities during Q1 2000 was $0.8 million, as compared to $0.8 million used in investing activities in Q1 1999, primarily due, in both periods, to expenditures for property, plant and equipment.

Cash used in financing activities during Q1 2000 was $4.9 million, as compared to $0.5 million provided by financing activities in Q1 1999. The significant decrease in cash from financing activities was primarily due to the termination of the Company's Securitization Facility, as mentioned above, which was replaced by the Receivable Facility, and the paydown of the Company's borrowing facilities due to improved collections of the Company's accounts receivable; the sale, franchise, closure or consolidation of offices in connection with the Company's restructuring efforts - see "Restructuring" and decreased outstanding accounts receivable due to seasonal fluctuations in revenue generation - see "Seasonality." However, the seasonal decrease in revenue generation in Q1 2000 has not been as significant as the first quarters of past years, such as 1999. Adjusted to remove the effects of the Securitization Facility in Q1 1999, cash used in financing activities in Q1 1999 was $8.1 million, which was due primarily to the paying down of the Company's bank borrowing facilities.

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

In January 2000, the Company renewed its pre-funded deductible program for one year. Under the new agreement, the Company will fund $10.1 million in 12 installments for projected 2000 claims expenses. This claim fund requirement will be adjusted upward or downward each quarter based on the projected cost of the actual claims incurred during 2000, up to a maximum liability of $19.0 million. In addition, the Company has agreed to establish a $3.0 million trust account naming Hartford Insurance Company as beneficiary to secure any liability for claim funding for 1999 and/or 2000 that might exceed the pre-funded amounts up to the aggregate maximum cap for each year of $13.6 million and $19.0 million, respectively. This trust account is being funded in 11 installments through December 2000.

Accounts Receivable

The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Flexible staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 30 to 60 days from the presentation date of the invoice. Beginning in the fourth quarter of 1998, the Company experienced an increase in the percentage of its staffing accounts receivable that were past due. During 1999, the Company placed greater emphasis on its accounts receivable collection process. As a result, the average number of days to collect accounts receivable from invoice presentation has decreased from 53 days at December 31, 1998 to 43 days at April 2, 2000. Accounts receivable decreased by approximately $2 million, due to the sale of 10 staffing offices and the clerical division to third parties, during the last two quarters of 1999, although the working capital benefit was substantially less due to the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation. In addition, the Company expects its accounts receivable to decrease by approximately $3 million related to the 19 staffing offices that are expected to be sold to third parties in fiscal year 2001.

The Company paid its PEO employees on a weekly, bi-weekly, semi-monthly or monthly basis for their services, and received payments simultaneously from approximately 80% (based on revenues) of its existing customers and within 7 days from certain customers, with the remainder paying on average 30 to 45 days from the presentation date of the invoice. As part of the sale of Synadyne, the Company expects its accounts receivable to decrease by approximately $6 million, although the working capital benefit will be substantially offset by the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation.

Capital Expenditures

The Company anticipates spending up to $2 million during the next twelve months to improve its management information and operating systems, upgrade existing locations and other capital expenditures including, but not limited to, opening new staffing locations.

Future Liquidity

The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's Consolidated Financial Statements, for the year ended December 31, 1999, the Company incurred a net loss of $30.9 million and, as of that date, the Company's current liabilities exceeded its current assets by $42.0 million, and the Company is in default in repayment of certain acquisition debt subordinated to its bank financing. The Company's bank facilities and financial covenants were modified effective October 1, 1999, with a maturity of December 31, 1999, to enable the Company to continue to meet certain financial covenants during 1999. Prior to year-end, as previously stated, the Company's bank group extended financing through March 31, 2000, and subsequently through May 22, 2000. These factors could indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Based on recent discussions with the lenders' syndicate and other financing sources, the Company believes that it will be able to replace or extend the Receivable Facility and Revolving Credit Facility under similar terms, including interest rates, for a period subsequent to May 22, 2000; however, the Company believes existing facilities will need to be replaced by a combination of financing secured by receivables ("Receivable Debt"), medium-term debt secured primarily by property and equipment and a second lien on accounts receivable ("Term Debt"), and medium-term subordinated debt ("Subordinated Debt"). The Company expects that the combined Term Debt and Subordinated Debt would be approximately $15.0 to $25.0 million based on and subject to the following items affecting liquidity in addition to the results of the Company's operations: (i) net after-tax proceeds from the sale of the Tandem branches identified for disposition, (ii) successful renegotiation of the payment schedules for the defaulted and/or accelerated subordinated acquisition debt, and (iii) working capital requirements for the Company's increased workers' compensation program for current and prior years. The Company believes that it will be able to find alternative financing resources, as discussed above; however, the Company could experience liquidity problems depending on the ability and willingness of the lenders' syndicate to continue lending to the Company, and the availability and cost of financing from alternative sources.

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

During 1999, the Company wrote down approximately $8.0 million of these intangible assets, $5.4 million representing the excess of the book value over the expected net realizable value of assets identified for disposition and expensed as part of the restructuring charge and another $2.6 million related to assets to be retained by the Company that were considered impaired based on its analysis of anticipated discounted future cash flows at that time. The Company recorded an adjustment to the carrying value of assets held for disposition of approximately $67,000 in 2000 to reflect their estimated fair value as of April 2, 2000. See Note 3 to the Company's Consolidated Financial Statements. While the remaining net unamortized balance of intangible assets as of April 2, 2000 is not considered to be impaired, any future determination requiring the write-down of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's results of operations. As of the date of this filing, no further acquisitions have been made and it is not anticipated that any acquisitions will be made in the next twelve months.

Restructuring

The restructuring charge accrual and its utilization, amounts in thousands, are as follows:

                                                                                               Utilization
                                                      Original   Balance at  Charges to        -----------        Balance at
                                                       Charge    12/31/99    Operations     Cash       Non-Cash    04/02/00
Employee severance and other termination benefits ..  $ 4,040     $ 2,722     $  (204)     $   379     $    --     $ 2,139

Professional fees ..................................    1,205          34         459          459          --          34

Lease termination and write-down of leasehold
  improvements at closed offices ...................      400         105           1           57          --          49

Other restructuring costs ..........................      146          44          33           44          --          33
                                                      -------     -------     -------      -------     -------     -------

Accrued restructuring charges ......................    5,791       2,905         289          939          --       2,255

Write-down to fair value of assets identified for
  Identified for disposition .......................    5,429          --          67           --          67          --
                                                      -------     -------     -------      -------     -------     -------

Total restructuring and asset impairment activity ..  $11,220     $ 2,905     $   356      $   939     $    67     $ 2,255
                                                      =======     =======     =======      =======     =======     =======

The $5.4 million write-down of assets identified for disposition, recognized in the Company's results of operations for the year ended December 31, 1999, relates to 27 Tandem offices, as follows: (i) a $0.4 million loss related to two staffing offices in Nevada purchased by the Company in 1998 - one office closed by the Company and one office sold on September 6, 1999 to an unaffiliated party, which paid a nominal amount and entered into a standard franchise agreement with the Company for the territory; (ii) a $1.5 million loss related to four staffing offices in North Carolina and South Carolina, purchased by the Company in 1998 - one office closed by the Company and three offices sold on October 18, 1999 to the former franchisee for $1.8 million. (The sales price was comprised of $0.2 million in cash, two promissory notes totaling $0.3 million, and cancellation of the Company's remaining indebtedness from the original acquisition of $1.3 million. As part of this transaction, the Company cancelled covenants not to compete previously given to it by the buyers and certain affiliates and agreed not to compete for 39 months (27 months in the case of franchising) in the counties where the assets are located. This transaction also included an option, which was exercised on November 8, 1999, to purchase, for nominal consideration, one staffing office in Virginia, which had been purchased by the Company from a related party in 1996); and (iii) a $3.5 million write-down related to 20 additional staffing offices based on management's estimate of the ultimate sales prices that will be negotiated for these assets. Effective February 28, 2000, the Company sold its staffing office in the state of Washington for $0.3 million. The sales price was comprised primarily of a promissory note of $0.2 million. Based on changes of the estimated fair value of certain assets held for disposition as of April 2, 2000, the Company recorded an additional $67,000 write-down of assets to fair value, which was charged to restructuring costs in Q1 2000.

In addition to the write-down of assets identified for disposition, the original $11.2 million restructuring charge includes $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were decreased by $0.2 million in Q1 2000 to reflect a reduction of amounts to be paid in connection with certain severance packages accrued as part of the restructuring charge in 1999. The remaining liability of $2.1 million for severance and other termination benefits as of April 2, 2000 consists of (i) $1.1 million for six employees terminated in 1999 and Q1 2000 and (ii) $1.0 million for 56 employees to be terminated by June 30, 2000.

Professional fees of $1.2 million included in the restructuring charge in 1999 and $0.5 million in 2000 are primarily amounts paid to Crossroads LLC, formerly Crossroads Capital Partners, LLC ("Crossroads") for its services related to the Restructuring. The Company also expects to record restructuring charges in the first quarter of fiscal year 2001 (the thirteen weeks ended July 2, 2000) for services relating to Restructuring activities to be rendered by Crossroads during that period.

The Company utilized $0.4 million in 1999 and $0.1 million of the restructuring charge during Q1 2000 for the costs of terminating the related leases as well as the carrying value of leasehold improvements and other assets not usable in other Company operations.

As of April 2, 2000, there were 19 Tandem offices remaining to be sold as part of the Restructuring, and the Company had classified the related tangible and intangible assets, excluding cash, accounts receivable and deferred income taxes, as assets held for disposition. Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.4 million in Q1 2000. In some cases, the estimated fair value of these assets held for disposition was based on management's judgment, and as such, actual results could vary significantly from such estimates.

In connection with the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building was sold on December 29, 1999. The Company received $6.1 million in net proceeds from the sale of the support center building and certain assets, of which $3.8 million was used to extinguish the mortgage obligations, $1.4 million was used to reduce the Company's bank debt and $0.9 million (of which $0.8 million remains as of April 2, 2000) was put in escrow and will be released over the period through October 1, 2002.

The Company's assets held for disposition as of April 2, 2000 are stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs) are as follows (presented in thousands):

                                            Net Original Cost                Lower of
                              Property     Goodwill and Other                 Cost or
                            and Equipment  Intangible Assets    Total        Fair Value
                            -------------  -----------------    -----        ----------
Tandem branch offices ...      $  619          $5,284          $5,903          $2,167

Synadyne division .......          --             242             242             242
                               ------          ------          ------          ------

                               $  619          $5,526          $6,145          $2,409
                               ======          ======          ======          ======

As part of the Restructuring efforts, the Company classified assets with a carrying value of $11.8 million as assets held for disposition. As described above, the Company sold Tandem branch offices and the corporate support center building, with a combined carrying value of $8.1 million during the third and fourth quarters of 1999 and Q1 2000. Certain Synadyne assets, with a carrying value of $1.3 million, were removed from such classification as of December 31, 1999 when it became apparent that they would not be sold in connection with the sale of the Synadyne operations on April 8, 2000. The Company expects to sell or abandon the remainder of the assets held for disposition before June 30, 2000.

The following table reflects the Company's net revenues and gross profit margin segregating ongoing operations and operations from assets held for disposition or sold as part of the Company's restructuring efforts and other disposed operations. Those operations include: (i) the Synadyne division, sold as of April 8, 2000, (ii) Office Ours, the Company's clerical division, sold during the third quarter of 1999, (iii) franchise PEO operations, which were ceased on December 31, 1999, and (iv) Tandem branch offices disposed or held for sale as of April 2, 2000. Ongoing operations include (i) the Tandem division, which provides flexible industrial staffing and (ii) franchising.

                                                                                   For the Period Ended
                                                                                   --------------------
                                                                            April 2, 2000       March 31, 1999
                                                                            -------------       --------------
                                                                                  (Dollars in thousands)
Net revenues:
     Total Company .................................................          $ 126,011            $ 134,114

     Less revenues from assets held for sale and disposed/ceased operations:
         Synadyne ..................................................            (44,834)             (53,080)
         Clerical, franchise PEO and other .........................             (8,278)             (17,911)
                                                                              ---------            ---------

     Subtotal - revenues from assets held for disposal and
         disposed/ceased operations ................................            (53,112)             (70,991)
                                                                              ---------            ---------

     Net revenues from ongoing operations ..........................          $  72,899            $  63,123
                                                                              =========            =========

Gross profit:
     Total Company .................................................          $  16,854            $  19,250

     Less assets gross profit from held for sale and disposed/ceased operations:
         Synadyne ..................................................             (1,160)              (1,625)
         Clerical, franchise PEO and other .........................             (1,420)              (2,857)
                                                                              ---------            ---------

     Subtotal - gross profit from assets held for disposal and
         disposed/ceased operations ................................             (2,580)              (4,482)
                                                                              ---------            ---------

     Gross profit margin from ongoing operations ...................          $  14,274            $  14,768
                                                                              =========            =========

Gross profit margin as a percentage of net revenues:
     Ongoing operations ............................................               19.6%                23.4%
     Operations from assets held for sale and
        disposed/ceased operations .................................                4.9%                 6.3%

Tandem branches sold, franchised or held for sale as of April 2, 2000 generated revenues of $8.3 million, and $12.0 million for the quarters ended April 2, 2000 and March 31, 1999, respectively, and earned gross profit margin of $1.4 million and $2.2 million for those years. Those same branches incurred SG&A expense of $1.4 million and $2.1 million, excluding depreciation and amortization costs, in the quarters ended April 2, 2000 and March 31, 1999 respectively. Office Ours, the Company's former clerical division which was sold on August 30, 1999, generated revenues of $1.9 million and earned gross profit of $0.5 million in Q1 1999. In addition, Office Ours incurred $0.5 in SG&A expense, excluding depreciation and amortization expense during Q1 1999. SG&A for the Synadyne division, excluding depreciation and amortization expense, was $1.3 million and $1.2 million for the Q1 2000 and Q1 1999, respectively. Results of flexible industrial staffing offices that were consolidated in 1999 into existing offices, as part of the Company's Restructuring efforts, are included in ongoing operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company intends to implement SFAS No. 133 in its consolidated financial statements as of and for the thirteen weeks ended July 2, 2001. Although it has not determined the effects, if any, that implementation will have, the Company is not currently a party to any transactions involving derivatives. SFAS No. 133 could increase volatility in earnings and other comprehensive income if the Company enters into any such transactions in the future.

YEAR 2000 ISSUE

As of the date of this filing, the Company had not experienced any significant Y2K problems or disruptions with internal systems, nor had any material problems or disruptions been experienced with key customers or suppliers.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q are forward-looking statements, including but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and trends identify forward-looking statements. Such forward-looking statements involve known and unknown risks and are also based upon assumptions of future events, which may not prove to be accurate. Therefore, actual results may differ materially from any future results expressed or implied in the forward-looking statements. These known and unknown risks and uncertainties include, but are not limited to, changes in U.S. economic conditions, particularly in the manufacturing sector; the Company's dependence on regulatory approvals; its future cash flows, sales, gross margins and operating costs, including the Company's ability to implement and maintain cost reductions in connection with the Restructuring; the Company's ability to sell or otherwise dispose of non-strategic assets under satisfactory terms and timing; the effect of changing market and other conditions in the staffing industry; the ability of the Company to continue to grow; legal proceedings, including those related to the actions of the Company's temporary or leased employees; the availability and cost of financing; the ability to maintain existing banking relationships and to establish new ones; the Company's ability to raise capital in the public equity markets; the recoverability of the recorded value of goodwill and other intangible assets arising from past acquisitions; the general level of economic activity and unemployment in the Company's markets, specifically within the construction, manufacturing, distribution and other light industrial trades; increased price competition; changes in and the Company's ability to comply with government regulations or interpretations thereof, particularly those related to employment; the continued availability of qualified temporary personnel; the financial condition of the Company's clients and their demand for the Company's services (which in turn may be affected by the effects of, and changes in, U.S. and worldwide economic conditions); collection of accounts receivable; the Company's ability to retain large clients; the Company's ability to recruit, motivate and retain key management personnel; the costs of complying with government regulations (including occupational safety and health provisions, wage and hour and minimum wage laws and workers' compensation and unemployment insurance laws) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations; volatility in the workers' compensation, liability and other insurance markets; inclement weather; interruption, impairment or loss of data integrity or malfunction of information processing systems; changes in government regulations or interpretations thereof, and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

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

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's Form 10-K for the year ended December 31, 1999.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of April 2, 2000, as compared to the information included in
Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 14, 2000.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

None to report.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company had not made all of the scheduled payments due on its subordinated acquisition notes payable, and, as a result, was in default on these debts having total principal outstanding of $6.9 million as of April 2, 2000. The terms of these acquisition notes payable, which are subordinated to the credit facilities with the syndicate of lenders, allow the payees to accelerate terms of payment upon default. Acceleration of this debt requires prior written notice to the Company by the various payees, which has been received from three payees as of April 2, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5 - OTHER INFORMATION

Effective April 8, 2000, the Company sold certain of the assets of its Synadyne division to Teamstaff V, Inc., a Florida corporation ("Teamstaff V") an affiliate of Teamstaff, Inc., a New Jersey corporation for $3.5 million cash, with up to an additional $1.25 million to be paid to the Company by Teamstaff on April 30, 2001 based on the total number of employees at each of the customer accounts sold to Teamstaff V which are still employed by Teamstaff V on September 30, 2000 and April 30, 2001. The assets included all of the customer accounts relating to the Company's PEO business, the trade name "Synadyne," certain desktop computers and marketing materials relating to the Company's PEO business.

In connection with the sale of the Synadyne division, the Company is obligated to provide certain support services to Teamstaff V through July 31, 2000, including accounting and information systems services. The Company has also contracted with Teamstaff V to provide PEO services to the Company and its employees for an initial term expiring on December 31, 2001.

During the first week of May 2000, the Company moved its corporate headquarters to 1690 South Congress Avenue, Delray Beach, Florida 33445.

Separation Agreement and Release

The Company entered into a Separation Agreement and Release with Paul Burrell, its former Chief Executive Officer on February 21, 2000, with Robert Lefcort, the former President of its Synadyne division on April 6, 2000 and with Brian Nugent, former Vice President, Secretary and General Counsel of the Company on April 21, 2000.

Pursuant to the terms of the agreement with Mr. Burrell, Mr. Burrell resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and as an officer, director and/or manager of any affiliates of the Company. The Company agreed to pay Mr. Burrell total severance compensation of $750,000, payable in bi-weekly installments of 14423.07. Mr. Burrell shall have the right to exercise any stock option previously granted to him during the three year period beginning on February 21, 2000, however, certain restrictions were placed on the amount of profit Mr. Burrell can realize on the exercise of the options and the sale of the underlying stock.

Pursuant to the terms of the agreement with Mr. Lefcort, Mr. Lefcort resigned as President of the Company's Synadyne division. The Company agreed to pay Mr. Lefcort total severance compensation of $395,286, payable in equal bi-weekly installments of $7,601.64 and a retention bonus in the amount of $80,000, which was paid on April 15, 2000. The Company agreed to provide an interest-free loan to Mr. Lefcort in the amount of $200,000 on June 1, 2000. Mr. Lefcort agreed to repay the loan in equal bi-weekly installments and to repay the remaining balance of the loan on or before June 1, 2002. Mr. Lefcort shall have the right to exercise any stock option previously granted to him during the three year period beginning on April 6, 2000.

Pursuant to the terms of the agreement with Mr. Nugent, Mr. Nugent resigned as Vice President, Secretary and General Counsel of the Company and any affiliates of the Company. The Company agreed to pay Mr. Nugent total severance compensation of $229,500, payable in equal bi-weekly installments of $12,736.11. Mr. Nugent shall have the right to exercise any stock option previously granted to him during the two year period beginning on April 21, 2000, however, certain restrictions were placed on the amount of profit Mr. Nugent can realize on the exercise of the options and the sale of the underlying stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number                              Description

3.1      Amended and Restated Articles of Incorporation of the Company (1)
3.2      Amended and Restated Bylaws of the Company (2)
10.60 Second Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated January 31, 2000 (3)
10.61 Fifth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of January 31, 2000 (3)
10.62 Sixth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of March 30, 2000 (3)
10.63 Third Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated March 30, 2000 (3)
10.64 Seventh Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of April 30, 2000
10.65 Fourth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated April 30, 2000
10.66 Eighth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of May 5, 2000
10.67 Fifth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated May 5, 2000
10.80 Employment agreement between Jon Peterson and the Company dated as of February 14, 2000 (3)
10.81 Employment agreement between Garry E. Meier and the Company dated as of February 7, 2000 (3)
10.82 Separation Agreement and Release between Paul Burrell and the Company effective February 14, 2000.
10.83 Separation Agreement and Release between Robert Lefcort and the Company effective April 6, 2000.
10.84 Separation Agreement and Release between Brian Nugent and the Company effective April 21, 2000.
10.85 Asset Purchase Agreement by and between Team Staff, Inc., Teamstaff V, Inc. and Outsource International, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Guardian Employer East LLC and Guardian Employer West LLC, dated as of April 7, 2000 (3)
10.86 Shared Services Agreement by and between Team Staff, Inc. and Outsource International, Inc., dated as of April 7, 2000 (3)
27       Financial Data Schedule

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

(3) Incorporated by reference to the exhibits to the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 14, 2000.

--------------------------------------------------------------------------------

(b) Reports on Form 8 - K:

No reports were filed on Form 8-K during the transition period ended April 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OUTSOURCE INTERNATIONAL, INC.

Date: May 17, 2000                     By: /s/ Garry E. Meier
                                           -------------------------------------
                                           Garry E. Meier
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

Date: May 17, 2000                     By: /s/ Scott R. Francis
                                           -------------------------------------
                                           Scott R. Francis
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                          Description

10.64             Seventh Amendment to Third Amended and Restated Credit
                  Agreement among Outsource International, Inc., Capital
                  Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I,
                  Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV,
                  Inc., Synadyne V, Inc., Employees Insurance Services, Inc.,
                  Outsource International of America, Inc., Mass Staff, Inc.,
                  Staff All, Inc., Outsource of Nevada, Inc., Employment
                  Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian
                  Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of April 30, 2000.
10.65             Fourth Amendment to Revolving Credit Agreement among Outsource
                  Funding Corporation, the banks from time to time parties
                  thereto, and BankBoston, N.A., as agent for the banks, dated
                  April 30, 2000.
10.66             Eighth Amendment to Third Amended and Restated Credit
                  Agreement among Outsource International, Inc., Capital
                  Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I,
                  Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV,
                  Inc., Synadyne V, Inc., Employees Insurance Services, Inc.,
                  Outsource International of America, Inc., Mass Staff, Inc.,
                  Staff All, Inc., Outsource of Nevada, Inc., Employment
                  Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian
                  Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A, as agent for the banks, dated as of May 5, 2000.
10.67             Fifth Amendment to Revolving Credit Agreement among Outsource
                  Funding Corporation, the banks from time to time parties
                  thereto, and BankBoston, N.A., as agent for the banks, dated
                  May 5, 2000.
10.82             Separation Agreement and Release between Paul Burrell and the
                  Company effective February 14, 2000.
10.83             Separation Agreement and Release between Robert Lefcort and the Company effective April 6, 2000.
10.84             Separation Agreement and Release between Brian Nugent and the
                  Company effective April 21, 2000.
27                Financial Data Schedule