Form 10-Q
period 2000-07-02
OUTSOURCE INTERNATIONAL INC
filed 2000-08-21
CIK 1013316

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

     For the transition period from__________________ to___________________


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

              1690 South Congress Ave., Delray Beach, Florida 33445
              -----------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                       Outstanding at August 10, 2000
---------------------------------------       ------------------------------
Common Stock, par value $.001 per share                  8,657,913

                         OUTSOURCE INTERNATIONAL, INC.
                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
         Item 1 - Financial Statements

           Consolidated Balance Sheets as of July 2, 2000 and April 2, 2000............................    2

           Consolidated Statements of Operations for the thirteen weeks
           ended July 2, 2000 and three months ended June 30, 1999.....................................    3

           Consolidated Statements of Cash Flows for the thirteen weeks
           ended July 2, 2000 and three months ended June 30, 1999.....................................    4

           Notes to Consolidated Financial Statements..................................................    5

         Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................................   16

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........................   31


                           PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................................................................   32

         Item 2 - Changes in Securities and Use of Proceeds............................................   32

         Item 3 - Defaults Upon Senior Securities......................................................   32

         Item 4 - Submission of Matters to a Vote of the Security Holders..............................   33

         Item 5 - Other Information....................................................................   33

         Item 6 - Exhibits and Reports on Form 8-K.....................................................   40

         Signatures....................................................................................   42

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                          JULY 2, 2000    APRIL 2, 2000
                                                                          ------------    -------------
ASSETS
Current Assets:
      Cash                                                                 $   1,043       $   1,546
      Trade accounts receivable, net of allowance
           for doubtful accounts of $1,498 and $1,574                         38,314          42,118
      Funding advances to franchises                                             427             206
      Assets held for disposition                                                426           2,409
      Income tax receivable and other current assets                          12,502           5,043
                                                                           ---------       ---------

           Total current assets                                               52,712          51,322

Property and equipment, net                                                    7,890           9,154
Goodwill and other intangible assets, net                                     45,049          45,783
Other assets                                                                   2,148           2,310
                                                                           ---------       ---------

           Total assets                                                    $ 107,799       $ 108,569
                                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                     $   6,898       $   8,887
      Accrued expenses:
           Payroll                                                             5,297          10,518
           Payroll taxes                                                       1,831           4,139
           Workers' compensation and insurance                                 6,386           5,210
           Other                                                               5,935           4,499
      Accrued restructuring charges                                            1,693           2,255
      Other current liabilities                                                  805             507
      Current maturities of long-term debt to related parties                  1,197           1,195
      Current maturities of long-term debt                                     6,995           7,635
      Revolving credit facility                                               50,626          50,746
                                                                           ---------       ---------

           Total current liabilities                                          87,663          95,591

Non-Current Liabilities
      Current maturities of long-term debt                                       454              --
      Other long-term debt, less current maturities                            1,552           1,934
                                                                           ---------       ---------

      Total liabilities                                                       89,669          97,525
                                                                           ---------       ---------

Commitments and Contingencies (Notes 5, 6 and 7)

Shareholders' Equity:
      Preferred stock, $.001 par value: 10,000,000 shares authorized,
           no shares issued and outstanding                                       --              --
      Common stock, $.001 par value: 100,000,000 shares authorized,
           8,657,913 shares issued and outstanding                                 9               9
      Additional paid-in-capital                                              53,546          53,546
      Accumulated deficit                                                    (35,425)        (42,511)
                                                                           ---------       ---------

           Total shareholders' equity                                         18,130          11,044
                                                                           ---------       ---------

           Total liabilities and shareholders' equity                      $ 107,799       $ 108,569
                                                                           =========       =========

         See accompanying notes to the consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THIRTEEN WEEKS ENDED JULY 2, 2000 AND THREE MONTHS ENDED JUNE 30, 1999

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         JULY 2, 2000    JUNE 30, 1999
                                                                         ------------    -------------
Net revenues                                                               $  81,618       $ 143,454
Cost of revenues                                                              65,432         123,110
                                                                           ---------       ---------

Gross profit                                                                  16,186          20,344
                                                                           ---------       ---------

Selling, general and administrative expenses:
      Amortization of intangible assets                                          734             934
      Other selling, general and administrative expenses                      13,988          19,913
                                                                           ---------       ---------

      Total selling, general and administrative expenses                      14,722          20,847
                                                                           ---------       ---------

      Restructuring costs                                                        878              --
                                                                           ---------       ---------

Operating income (loss)                                                          586            (503)
                                                                           ---------       ---------

Other expense (income):
      Interest expense (net)                                                   1,913           1,702
      Disposition of assets and other income (net)                              (724)            (20)
                                                                           ---------       ---------

      Total other expense (income):                                            1,189           1,682
                                                                           ---------       ---------

Loss before benefit for income taxes                                            (603)         (2,185)
                                                                           ---------       ---------

Income taxes benefit                                                          (7,689)           (936)
                                                                           ---------       ---------

Net income (loss)                                                          $   7,086       $  (1,249)
                                                                           =========       =========

Weighted average common shares outstanding:
      Basic                                                                8,657,913       8,657,913
                                                                           =========       =========
      Diluted                                                              9,857,385       8,657,913
                                                                           =========       =========

Income (loss) per share:
      Basic                                                                $    0.82       $   (0.14)
                                                                           =========       =========
      Diluted                                                              $    0.72       $   (0.14)
                                                                           =========       =========

         See accompanying notes to the consolidated financial statements

                  OUTSOURCE INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTEEN WEEKS ENDED JULY 2, 2000 AND THREE MONTHS ENDED JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                         JULY 2, 2000     JUNE 30, 1999
                                                                         ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $   7,086       $  (1,249)
      Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
           Depreciation and amortization                                       1,406           1,889
           Loss on sale of  assets held for disposition                          446              --
           Deferred income taxes                                              (7,767)         (1,470)
           Notes received from franchises                                         --            (796)
           Gain on the sale of the Company's PEO operations                     (684)             --
           Loss on disposal of assets, net                                        92              --
                                                                           ---------       ---------

      Changes in assets and liabilities (excluding effects of acquisitions
        and dispositions):                                                       579          (1,626)

      (Increase) decrease in:
           Trade accounts receivable                                           4,387           1,594
           Prepaid expenses and other current assets                             943             239
           Other assets                                                          (59)            324
      Increase (decrease) in:
           Accounts payable                                                     (994)             24
           Accrued expenses:
                Payroll                                                       (5,248)          2,201
                Payroll taxes                                                 (2,309)          1,443
                Workers' compensation and insurance                            1,120            (993)
                Reserve for restructuring charges                               (562)             --
                Other                                                             53             101
           Other current liabilities                                            (112)            137
                                                                           ---------       ---------

      Net cash (used in) provided by operating activities                     (2,202)          3,444
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset sales as part of the Restructuring and related matters       880              --
Proceeds from the sale of the Company's PEO operations                         3,314              --
Funding repayments (advances) from franchises, net                              (220)            300
Purchases of property and equipment                                             (192)           (408)
Proceeds from sale of property and equipment                                      --           1,600
                                                                           ---------       ---------

      Net cash provided by investing activities                                3,782           1,492
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) increase in excess of outstanding checks over bank balance,
  included in accounts payable                                                (1,454)            102
Repayment of lines of credit and revolving credit facilities                    (120)         (2,512)
Proceeds from interest collar termination                                         --             250
Related party debt repayments                                                     --            (142)
Repayment of other long-term debt                                               (509)         (1,489)
                                                                           ---------       ---------

      Net cash used in financing activities                                   (2,083)         (3,791)
                                                                           ---------       ---------

Net (decrease) increase in cash                                                 (503)          1,145
Cash, beginning of period                                                      1,546           1,418
                                                                           ---------       ---------

Cash, end of period                                                        $   1,043       $   2,563
                                                                           =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                              $   1,699       $   1,823
                                                                           =========       =========

         See accompanying notes to the consolidated financial statements

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The interim consolidated financial statements and the related information in these notes as of July 2, 2000 and for the thirteen weeks ended July 2, 2000 ("Q1 2001") and the three months ended June 30, 1999 ("Q2 1999") have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the presentation of the financial position and results of operations for Q2 1999 to conform to current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

         The Company filed a Form 8-K during the fourth calendar quarter of 1999 indicating, among other things, its change for financial reporting purposes, effective January 1, 2000, from a fiscal year ended December 31 to a fiscal year ending the 52 or 53 week period ending the Sunday closest to March 31. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 14, 2000 and the financial statements in the Company's Form 10-Q for the transition period ended April 2, 2000 ("Q1 2000") filed with the SEC on May 17, 2000.

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company intends to implement SFAS No. 133 in its consolidated financial statements as of and for the fiscal quarter ending July 2, 2001. Although it has not determined the effects, if any, that implementation will have, management does not believe that the Company is a party to any transactions involving derivatives as defined by SFAS No. 133. SFAS No. 133 could increase volatility in earnings and other comprehensive income if the Company enters into any such transactions in the future.

         NOTE 2:  FUTURE LIQUIDITY

         As discussed in Note 5 to the Company's Consolidated Financial Statements, the Company's bank financing expired on August 15, 2000 and the Company was, until August 15, 2000, in default of certain acquisition debt subordinated to its bank financing.

         Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by Ableco Finance, LLC, as agent, which replaced the Company's previous senior credit facility with a $33.4 million Revolving Credit Facility and two term loans of $17.6 million and $9.0 million, respectively. In connection with the repayment of the previous credit facility, the Company issued a four-year, $5.3 million subordinated term note to the lenders under the previous credit facility. Simultaneously with the closing of the new credit facility, the Company amended certain of its outstanding acquisition notes payable to provide for the payment of interest only for a period of three years followed by two years of equal monthly installments of principal and interest. As a result of the

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 2:  FUTURE LIQUIDITY (CONTINUED)

         amendments to the acquisition notes payable the Company is no longer in default under those notes (see Note 5).

         NOTE 3:  RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR
         DISPOSITION

         On August 6, 1999, the Company announced the following actions to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible industrial staffing division) and improve its operating performance within that segment:

         (i) the sale of Office Ours, the Company's clerical staffing division, effective August 30, 1999. Revenues of Office Ours, for the three months ended June 30, 1999, were $2.1 million, and the loss before taxes for these operations, on a basis consistent with the segment information presented in Note 9, was approximately $19,000;

         (ii) the engagement of an investment banking firm to assist in the evaluation of strategic options, including the possible sale, of Synadyne, the Company's PEO division. Effective April 8, 2000, the Company sold the operations of Synadyne for net proceeds at closing of $3.1 million. Effective in May 2000, $0.2 million of the closing proceeds, which was being held in escrow, were released to the Company. In addition, if the Company meets certain performance criteria for the one-year period subsequent to the sale, it will receive additional proceeds of $1.25 million. In connection with the sale of its PEO operations, the Company recorded a pre-tax non-operating gain of $0.7 million in its results of operations for the quarter ended July 2, 2000. Revenues of Synadyne, prior to the sale effective April 8, 2000, were approximately $71,000 and $55.1 million for Q1 2001 and Q2 1999, respectively. On a basis consistent with the segment information presented in Note 9, the Company reported a net loss before taxes for the PEO operations of $0.2 million and income before taxes for the PEO operations of $0.5 million for Q1 2001 and Q2 1999, respectively; and

         (iii) a reduction of the Company's flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees (approximately 11% of the Company's workforce); and an additional reduction of 32 employees through Q2 2001. A total of 47 branch offices have been or will be eliminated in connection with the Restructuring, 41 of which have been sold, franchised, closed, or consolidated as of August 15, 2000. These offices were not or are not expected to be adequately profitable in the near future or are inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. The restructuring charge accrual and its utilization are as follows:

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)


                                                                                                  UTILIZATION
                                                          ORIGINAL    BALANCE AT  CHARGES TO    ----------------  BALANCE AT
         (AMOUNTS IN THOUSANDS)                            CHARGE       4/2/00    OPERATIONS    CASH    NON-CASH    7/2/00
                                                          --------    ----------  ----------    ----    --------  ----------
         Employee severance and
             other termination benefits                    $ 4,040      $2,139      $ (89)      $483      $ --      $1,567

         Professional fees                                   1,205          34        369        362        --          41

         Lease termination and write-down of
             leasehold improvements at closed offices          400          49         (2)        21        --          26

         Other restructuring charges                           146          33        154        128        --          59
                                                           -------      ------      -----       ----      ----      ------

         Accrued restructuring charges                       5,791       2,255        432        994        --       1,693

         Write-down to fair value/loss on sale
             of assets identified for disposition            5,429          --        446         --       446          --
                                                           -------      ------      -----       ----      ----      ------

         Total restructuring and asset
             impairment activity                           $11,220      $2,255      $ 878       $994      $446      $1,693
                                                           =======      ======      =====       ====      ====      ======

         The original $11.2 million restructuring charge includes $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were decreased by $0.2 million and $0.1 million during Q1 2000 and Q1 2001, respectively, to reflect a reduction of amounts to be paid in connection with certain severance packages accrued in 1999 since certain employees of offices sold and franchised to third parties would continue employment with such buyers or franchisees. The remaining liability of $1.6 million for severance and other termination benefits as of July 2, 2000 consists of $1.4 million for 23 employees who have been or will be terminated during the period of August 1999 through September 2000, and paid over a period ranging from one week to 21 months from the balance sheet date.

         Professional fees of $0.5 million and $0.4 million were recorded as restructuring costs incurred during Q1 2000 and Q1 2001, respectively. These professional fees were comprised primarily of amounts paid to Crossroads LLC, formerly Crossroads Capital Partners, LLC ("Crossroads"), for its services related to the Restructuring. The Company expects to complete these restructuring activities during the quarter ending October 1, 2000.

         The Company utilized $0.1 million and $0.1 million of the restructuring charge during Q1 2000 and Q1 2001, respectively, for the costs of terminating leases as well as writing down the carrying value of leasehold improvements and other assets not usable in other Company operations.

         The restructuring charge includes a $5.4 million write-down of assets, recorded in the Company's results of operations at such time as these assets were classified as held for disposition, to their estimated net realizable value based on management's estimate of the ultimate sales prices that would be negotiated for these assets. The charge was increased by $0.1 million in Q1 2000 and $0.4 million during Q1 2001, and is subject to future adjustments as the Company negotiates the actual sales prices of the assets that remain to be sold as of July 2, 2000.

         During Q1 2001, the Company (i) sold one staffing office and closed another, in the state of Minnesota, effective April 10, 2000, for cash proceeds of $60,000, (ii) franchised one of its staffing offices in the state of Ohio, effective April 10, 2000, for cash proceeds of $20,000, and (iii) sold its operations in the

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

         states of New Jersey and Pennsylvania, comprising six staffing offices and two "vendor on premises" locations, for $1.3 million (comprised of cash proceeds of $0.8 million and two promissory notes totaling $0.5 million). In connection with the sale of its staffing offices in New Jersey and Pennsylvania, the Company recorded a $0.4 million loss on the sale, in addition to the original $2.1 million write-down of these assets to their estimated net realizable value upon their classification as assets held for disposition.

         As of July 2, 2000 there were six Tandem offices that remained to be sold as part of the Restructuring, and the Company had classified the related assets as assets held for disposition, excluding cash, accounts receivable and deferred income taxes. Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.1 million in Q1 2001. The estimated fair market value of these assets held for disposition was based on management's judgment and as such, actual results could vary significantly from such estimates.

         The Company's assets held for disposition as of July 2, 2000, stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs), were as follows (presented in thousands):


                                                     NET ORIGINAL COST
                                       ------------------------------------------
                                       PROPERTY        GOODWILL AND                      LOWER OF
                                          AND             OTHER                          COST OR
                                       EQUIPMENT    INTANGIBLE ASSETS       TOTAL       FAIR VALUE
                                       ---------    -----------------      ------       ----------
          Tandem branch offices          $313             $1,005           $1,318          $426
                                         ====             ======           ======          ====


         The Tandem operations held for disposition, as well as those sold, franchised or closed (excluding offices consolidated into existing offices) as part of the Restructuring as of July 2, 2000, had revenues of $8.8 million and $13.9 million in Q1 2001 and Q2 1999, respectively. On a basis consistent with the segment information presented in Note 9, the Company reported a $0.2 million net income and a ($0.7) million net loss for Q1 2001 and Q2 1999, respectively, for these operations.

         NOTE 4.  INCOME TAXES

         The Company's effective tax rate differed from the statutory federal rate of 35% as follows (amounts presented in thousands, except for percentages):


                                                                                       FOR THE QUARTER ENDED
                                                                   ----------------------------------------------------------
                                                                          JULY 2, 2000                      JUNE 30, 1999
                                                                    AMOUNT             RATE             AMOUNT          RATE
                                                                   -------           --------           ------          -----
         Statutory rate applied to income before income taxes
            and extraordinary item                                 $  (211)             (35.0)%         $(765)          (35.0)%
         Increase (decrease) in income taxes resulting from:
            State income taxes, net of federal benefit                  20                3.3             (80)           (3.7)
            Employment tax credits                                     (81)             (13.4)           (165)           (7.5)
            Nondeductible expenses                                      29                4.9              --              --
            Other                                                     (101)             (16.7)             74             3.4
                                                                   -------           --------           -----           -----
         Total before valuation allowance                             (344)             (56.9)           (936)          (42.8)
         Change in valuation allowance                              (7,345)          (1,218.1)             --              --
                                                                   -------           --------           -----           -----
         Total                                                     $(7,689)          (1,275.0)%         $(936)          (42.8)%
                                                                   =======           ========           =====           =====

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 4.  INCOME TAXES (CONTINUED)

         During Q1 2001, the Company reduced the deferred tax asset valuation allowance by $7.7 million, which is expected to be realized through utilization of the existing net operating loss carryforward, relating to the extinguishment gain to be recorded in the quarter ending October 1, 2000 (see Note 5), and through taxable income from future operations. The Company's expectations of future taxable income are consistent with past operating history and do not incorporate operating improvements to achieve such income. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance that may be required if management's assessment changes regarding the realizability of the deferred tax assets in future periods. The valuation allowance was established in 1999 and was increased by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes". Income tax receivable and other current assets at July 2, 2000 includes a $15.4 million deferred tax asset offset by a valuation allowance of $7.7 million, representing the amount of the deferred tax assets that may not be realizable.

         The employment tax credit carryforward of $2.5 million as of July 2, 2000 will expire during the years 2012 through 2020. The employment tax credits recorded by the Company from February 21, 1997 through December 31, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving and, the Company's position with regard to the calculation of the FEZ credit has been challenged by the Internal Revenue Service.

         During 1999, the Company received a preliminary report from the IRS proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. Since that time, and as a result of analysis and discussions with the Company, the proposed adjustments have been modified. The Company is currently evaluating the merits of these proposed adjustments with the original shareholders. Since the subsidiaries were "S" corporations for the periods under examination, the proposed adjustments, if ultimately accepted or proven to be appropriate, would not result in a materially unfavorable effect on the Company's results of operations, although additional shareholder distributions could result as discussed in Note 6.

         NOTE 5.  DEBT

         SENIOR DEBT FACILITIES

         Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by Ableco Finance, LLC, as agent, an affiliate of Cerberus Capital Management, L.P. (the "Lenders"), which replaced the Company's existing credit facility with a $33.4 million Revolving Credit Facility, which includes a subfacility for the issuance of standby letters of credit ("Senior Facility"), and two term loans, Term Loan A and Term Loan B ("Term Loans"), of $17.6 million and $9.0 million, respectively (the "Refinancing"). Both the Senior Facility and the Term Loans are secured by all the assets of the Company and its subsidiaries. The Senior Facility bears interest at prime or 9.0%, whichever is greater, plus 2%. Term Loan A and Term Loan B bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively. In connection with the Refinancing, the Company issued warrants to the Lenders to purchase up to a maximum of 200,000 common shares of the Company, exercisable for a term of five years, at $0.01 per warrant. The warrants are only exercisable if any letter of credit issued by the Lenders on behalf of the Company is drawn in proportion to the amount drawn under the letter of credit.

         A portion of the new credit facility was used to satisfy the credit facility (the "Fleet Facility") with Fleet

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 5.  DEBT (CONTINUED)

         National Bank, for itself and as agent for three other banks (the "Fleet Group"). Prior to the closing of the Refinancing, the outstanding balance of the Fleet Facility was approximately $52.0 million. The balance was repaid in full with a cash payment of approximately $32.3 million and the issuance of a four-year, $5.3 million subordinated term note (the "Fleet Term Note"). The Fleet Term
         Note is subordinated to the Senior Facility and Term Loans issued by the Lenders on behalf of the Company and includes interest only for four years, followed by a balloon payment for the entire principal amount. In addition, the Company is entitled to a 60% discount on this note if it is satisfied within 18 months. This obligation bears interest at Fleet's Alternative Prime Rate ("APR") plus 3.5% per annum. In connection with the Refinancing and in satisfaction of the Company's obligation to the Fleet Group, the Company has issued 524,265 warrants to the Fleet Group to purchase common shares of the Company, which constitutes 5.0% of the common stock of the Company on a fully diluted basis. The warrants are exercisable for a term of 10 years at $0.01 per warrant. In connection with the Refinancing and the termination of the Fleet Facility, the Company will record an extraordinary gain, net of tax, of approximately $8.5 million in the quarter ending October 1, 2000.

         As of July 2, 2000, the Company's primary sources of funds for working capital and other needs were (i) a $26.1 million credit line (the "Revolving Credit Facility"), including existing letters of credit of $4.8 million and (ii) a $33.0 million credit facility, based on and secured by the Company's accounts receivable (the "Receivable Facility"), with the Fleet Group. Effective April 13, 2000, due in part to the sale of the Company's Synadyne operation, the maximum availability under the Receivable Facility was reduced from $50.0 million to $33.0 million. Effective May 1, 2000, the maximum availability under the Revolving Credit Facility was reduced from $25.5 million to $25.3 million (including existing letters of credit of $4.8 million), and effective in June 2000, the maximum availability under the Revolving Credit Facility was increased to $26.1 million to provide for the Company's seasonal increase in working capital requirements.

         Prior to their expiration, the Receivable Facility, bore interest at Fleet's prime rate plus 2.0% per annum, which was 11.5% as of July 2, 2000, while the Revolving Credit Facility bore interest at prime plus 5.0% per annum, which was 14.5% as of July 2, 2000. The weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses, was approximately 13.2% per annum, compared to approximately 6.7% per annum in Q2 1999. As of July 2, 2000, the Company had outstanding borrowings of $19.4 million and $31.3 million under the Revolving Credit Facility and the Receivable Facility, respectively.

         In addition to the Revolving Credit Facility indebtedness discussed above, the Company had bank standby letters of credit outstanding in the aggregate amount of $4.8 million as of July 2, 2000, of which $4.2 million secured the pre-1999 portion of the workers' compensation obligations recorded as a current liability on the Company's Consolidated Balance Sheet. The remaining $0.6 million, which is supported by a $0.7 million cash escrow balance, is to secure future payments on a capital lease for furniture that was sold as part of the Company's corporate headquarters building.

         SUBORDINATED DEBT

         In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable in 1999. The Company had not made substantially all of the scheduled payments due and, as a result, was in default on acquisition notes payable having a total outstanding principal balance of $6.9 million as of July 2, 2000. The terms of the acquisition notes payable, which

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 5.  DEBT (CONTINUED)

         were subordinated to the Revolving Credit Facility and the Receivable Facility, allowed the payees to accelerate terms of payment upon default. Acceleration of this debt required prior written notice to the Company by the various payees, which was received from three payees as of July 2, 2000. On August 15, 2000, in connection with the Refinancing, the acquisition notes payable were amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the debt for three years following the closing of the Refinancing, followed by two years of equal monthly payments of interest and principal, which will retire the debt. In connection with the amendments to the acquisition notes payable, the Company paid $0.8 million of accrued interest to the relevant noteholders at the closing of the Refinancing.

         NOTE 6.  COMMITMENTS AND CONTINGENCIES

         SHAREHOLDER DISTRIBUTION: Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). This distribution, supplemented by an additional distribution made in September 1998, is subject to adjustment based upon the final determination of taxable income through February 21, 1997. Although the Company has completed and filed its Federal and state tax returns for all periods through February 21, 1997, further cash distributions may be required in the event the Company's taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason. As a result of the IRS audit of the years 1994 through 1996 (see Note 4), the Company expects to make a distribution to the Company's original shareholders of at least $2.0 million. The final amount of the distribution has not been determined and could be up to $5.0 million; however, the Company expects the actual distribution to be significantly less.

         UNEMPLOYMENT TAXES: Federal and state unemployment taxes represent a significant component of the Company's cost of revenues. State unemployment taxes are determined as a percentage of covered wages. Such percentages are determined in accordance with the laws of each state and usually take into account the unemployment history of the Company's employees in that state. The Company has realized reductions in its state unemployment tax expense as a result of changes in its organizational structure from time to time. Although the Company believes that these expense reductions were achieved in compliance with applicable laws, taxing authorities of certain states may elect to challenge these reductions.

         The Company had made arrangements with several states to pay quarterly unemployment tax payments originally due in July and October 1999 in monthly installments over one year, bearing interest at rates ranging from 12.0% to 24.0% per annum. In addition, the Company contacted the taxing agencies of certain states to arrange payment of payroll taxes owed, primarily for the quarter ended April 2, 2000, of approximately $0.5 million. As of July 2, 2000, all of these accumulated tax obligations had been remitted to the appropriate taxing authorities.

         FEDERAL EMPLOYMENT TAX REPORTING PENALTIES: During September 1999, the Company was notified by the IRS of its intent to assess penalties of $500,000 related to W-2s filed by the Company for 1997 for employees with invalid Social Security numbers. The Company has requested an abatement of the penalty and does not currently expect that the penalty ultimately charged will exceed $300,000, which amount was included in selling, general and administrative expenses in 1999, and is reflected as a current liability on the Company's July 2, 2000 Consolidated Balance Sheet. However, there can be no assurance that the Company will not be required to ultimately pay a higher penalty in connection with this matter.

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

         WORKERS' COMPENSATION: During 1997, and through 1999, the Company's workers' compensation expense for claims was effectively capped at a contractually-agreed percentage of payroll. In 1997 and 1998, the Company's expense was limited to the cap even though the estimated ultimate cost of the actual claims experience was greater than the cap. In 1999, the estimated ultimate cost of the actual claims experience was used as the basis of the Company's workers' compensation expense since it was approximately $1.7 million less than the cap (3.5% of payroll). The estimated ultimate cost of the 1999 claims experience was determined based on information from an independent third-party administrator employed by the Company plus an allowance for claims incurred but not reported, based on prior experience and other relevant data. The Company's methodology for determining workers' compensation expense in the quarter ended July 2, 2000 is consistent with that for calendar year 1999.

         The Company routinely adjusts the accruals made in prior years for workers' compensation claims and expenses, based on updated information from its insurance carriers, its independent third-party administrator and its own analysis. These adjustments are included as a component of cost of sales in the period in which it becomes apparent that an adjustment is required.

         EMPLOYMENT AGREEMENTS: As of July 2, 2000, the Company had certain obligations under employment agreements it had entered into with its Chief Executive Officer ("CEO"), its former CEO and thirteen other officers. Under the terms of those agreements, in the event that the Company terminates the employment of any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (ranging from three months to two years) of the officer's annual base salary and bonus prior to termination. In addition, all incentive stock options held by such employees would become immediately exercisable. More substantial severance provisions apply if any of those officers are terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements.

         Between February 1999 and May 2000, ten of the fifteen officers referred to above separated from the Company, resulting in the Company's obligation to pay two of those officers' salary for two years, three of those officers' salaries for one year and five of those officers' salaries for six months, in exchange for their agreement to, among other things, not compete with the Company during that period. The aggregate costs of these severance agreements total $3.0 million, of which $1.5 million has been paid as of July 2, 2000, and $1.5 million is accrued in the Company's July 2, 2000 Consolidated Balance Sheet.

         On June 1, 2000, pursuant to the terms of one of the severance agreements described in the preceding paragraph, the Company provided a $0.2 million advance on severance, which is being deducted by the Company in bi-monthly installments payable over two years to a former officer of the Company.

         CONSULTING CONTRACT: In May 1999, the Company engaged Crossroads, LLC, a consulting firm based in Newport Beach, California, to review the Company's existing business plan and make recommendations for adjustments to strategy as well as financial and operational improvements. In July 1999, the engagement was modified to add additional services, including working with management to develop the

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Restructuring plan and a revised business plan based on the restructured company (see Note 3), assisting in extending the existing Revolving Credit Facility and Securitization Facility, arranging for new financing, and periodically reporting to the Company's Board of Directors and lenders' syndicate. In August 1999, a representative of Crossroads was appointed as the Company's interim chief operating officer and the interim president of the Tandem division. In connection with services provided by Crossroads to assist in the Restructuring, the Company has incurred costs of $1.9 million through July 2, 2000, of which $0.4 million was for services provided during Q1 2001. These amounts were included in the restructuring charge recorded by the Company in its results of operations. The Company anticipates that it will record restructuring charges of approximately $0.5 million in Q2 2001 for services to be rendered by Crossroads during that period.

         In connection with the Refinancing, the Company will pay Crossroads $0.9 million for their assistance in securing the new credit facility. This charge, along with other costs relating to the Refinancing, will be amortized in the Company's results of operations over the three-year term of the Refinancing agreements.

         STOCK OPTIONS AND WARRANTS: During February 2000, the Company granted options to purchase 400,000 shares of the Company's common stock to the Company's new CEO at $2.00 per share. In March 2000, the Company granted options to purchase 473,038 shares of the Company's common stock to various employees at $2.125 per share, of which 428,736 shares remain outstanding as of July 2, 2000. Both grants vest over a four-year period from the grant date. As of July 2, 2000, the Company had in aggregate, 1,856,277 stock options and 1,208,988 warrants to purchase shares of the Company's common stock outstanding.

         The total number of shares of common stock reserved for issuance under the stock option plan as of July 2, 2000 was 2,000,000, as agreed to by the Company's Board of Directors in April 1999 and approved by the Company's shareholders at their May 1999 annual meeting.

         NOTE 7.  RELATED PARTY TRANSACTIONS

         The Company recognized revenue of $0.3 million in Q2 1999 from all franchises owned by significant shareholders of the Company, which included royalties and payments under buyout agreements. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyouts, the Company receives an initial payment from the former franchisee and continues to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date. These buyout terms are generally consistent with the terms of buyout agreements between the Company and unrelated third parties.

         Effective February 16, 1998, the Company purchased certain staffing locations and the related franchise rights from certain shareholders for $6.9 million which included the issuance of a $1.7 million note bearing interest at 7.25% per annum payable quarterly over three years. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly installments totaling $0.3 million in the first year and $0.6 million in the second year, with a $0.4 million balloon payment due at the end of the two year term. As discussed in Note 5, the Company had not made the renegotiated payments on this subordinated acquisition note, and, as a result, was in default under this note. Effective August 15, 2000 this note was amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the debt for three years, followed by two years at equal monthly installments of principal and interest, which will retire the debt.

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 8.  EARNINGS (LOSS) PER SHARE

         The Company calculates earnings (loss) per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". Certain of the outstanding options and warrants to purchase common stock of the Company were anti-dilutive for Q2 1999 and accordingly were excluded from the calculation of diluted weighted average common shares for that period, solely because the result of operations was a net loss instead of net income.

         NOTE 9.  OPERATING SEGMENT INFORMATION

         The Company's reportable operating segments are as follows:

         TANDEM: This segment derives revenues from recruiting, training and deploying temporary industrial personnel and from providing payroll administration, risk management and benefits administration services.

         SYNADYNE: This segment derived revenues from providing a comprehensive package of PEO services to its clients including payroll administration, risk management, benefits administration and human resource consultation. See Note 3 relating to the Company's disposition of these operations.

         FRANCHISING: This segment derives revenues under agreements with industrial staffing franchisees that provide those franchises with, among other things, exclusive geographic areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals. Franchising revenues also include revenues from early terminations of franchise agreements, called "buyouts".

         Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's consolidated financial statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses and interest expense in excess of interest charged to the segments based on their outstanding receivables. The Company does not regularly provide information regarding the reportable segments' net assets to the chief operating decision-maker. Certain reclassifications have been made between segments to Income (Loss) Before Taxes in Q2 1999 to be consistent with current period presentation.

                                                           FOR THE QUARTER ENDED
                                                     ---------------------------------
                                                     JULY 2, 2000        JUNE 30, 1999
                                                     ------------        -------------
                                                          (Amounts in thousands)
         REVENUES

         Tandem                                        $ 80,859           $  79,855
         Synadyne                                            71              55,079
         Franchising                                        654               2,469
         Other Company revenues                              34               6,051
                                                       --------           ---------

         Total Company revenues                        $ 81,618           $ 143,454
                                                       ========           =========

         INCOME (LOSS) BEFORE TAXES

         Tandem                                        $  4,608           $     435
         Synadyne                                          (198)                523
         Franchising                                        495               2,191
         Other Company income (loss), net (1)            (5,508)             (5,334)
                                                       --------           ---------

         The Company's loss before taxes               $   (603)          $  (2,185)
                                                       ========           =========

         (1) During Q1 2001, the Company recognized restructuring charges of $0.9 million and a $0.7 million net gain on the sale of the Company's PEO operations.

                          OUTSOURCE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 10. SUBSEQUENT EVENTS

         On August 9, 2000, the Company was notified by Nasdaq-Amex that, because the Company was not in compliance with the minimum $4 million net tangible assets for continued listing on the Nasdaq National Market, the Company's common stock would be delisted effective August 10, 2000. Pursuant to the notification received from Nasdaq-Amex, the Company's common stock was delisted from the Nasdaq National Market and is now being traded on the OTC Bulletin Board.

         As a result of completing the Refinancing, the Company believes it has taken the steps necessary to cure the net tangible asset deficiency and intends to appeal the delisting decision.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with "Forward-looking information: certain cautionary statements".

         GENERAL

         The Company offers its clients flexible industrial staffing services through its Tandem division, targeting opportunities in that fragmented, growing market which the Company believes has to date been under-served by large full service staffing companies. Significant benefits of Tandem's services to clients include providing clients with the ability to outsource their recruiting function and other logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. Until the Company sold the operations of Synadyne, effective April 8, 2000, it also focused on providing professional employer organization ("PEO") services to small and medium-sized businesses (those with less than 500 employees).

         Flexible industrial staffing services include recruiting, training and deployment of temporary industrial personnel as well as payroll administration, risk management and benefits administration services. PEO services included payroll administration, risk management, benefits administration and human resource consultation. Tandem delivers its flexible staffing services through a nationwide network of 84 Company-owned and 51 franchised recruiting and dispatch branches. Company-owned branches are aggregated into 13 geographic districts, which are combined into three geographic zones: the East, Midwest and West.

         The Company's revenues are based on the salaries and wages of worksite employees. Revenues, and the associated costs of wages, salaries, employment taxes and benefits related to worksite employees, are recognized in the period during which those employees perform the services. Since the Company is at risk for all of its direct costs, independent of whether payment is received from its clients, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage are recognized as revenue by the Company, net of credits and allowances, which is consistent with industry practice. The Company's primary direct costs are (i) the salaries and wages of worksite employees (trade payroll costs), (ii) employment-related taxes, (iii) health benefits, (iv) workers' compensation benefits and insurance, and
         (v) worksite employee transportation.

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

         (ii) the engagement of an investment banking firm to assist in the evaluation of strategic options for Synadyne which ultimately resulted in the sale of the operations of Synadyne on April 8, 2000; and

         (iii) a reduction of the Company's flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees (approximately 11% of the Company's workforce); and an additional reduction of 32 employees through Q2 2001. A total of 47 branch offices have been or will be eliminated in connection with the Restructuring, 41 of which have been sold, franchised, closed, or consolidated as of August 15, 2000. These offices were not or are not expected to be adequately profitable in the near future or are inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. See "Restructuring."

         RESULTS OF OPERATIONS

         The following tables set forth the amounts and percentages of net revenues of certain items in the Company's consolidated statements of income for the indicated periods. Certain reclassifications have been made to the presentation of the results of operations for Q2 1999 to conform to current presentation. The dollar amounts presented are in thousands:

                                                                                        FOR THE QUARTER ENDED
                                                                  ---------------------------------------------------------------
                                                                         JULY 2, 2000                        JUNE 30, 1999
                                                                  -------------------------            --------------------------
         Net revenues:

         Tandem                                                   $  80,859            99.1%           $  79,855             55.7%
         Synadyne                                                        71             0.1               55,079             38.4
         Franchising                                                    654             0.8                2,469              1.7
         Other                                                           34             0.0                6,051              4.2
                                                                  ---------          ------            ---------           ------

         Total net revenues                                       $  81,618           100.0%           $ 143,454            100.0%
                                                                  =========          ======            =========           ======

         Gross profit                                             $  16,186            19.8%           $  20,344             14.2%
         Selling, general and administrative expenses(1)             14,722            18.0               20,847             14.5
         Restructuring and asset impairment charges                     878             1.1                   --               --
                                                                  ---------          ------            ---------           ------

         Operating income (loss)(1)                                     586             0.7                 (503)            (0.4)
         Net interest and other expense                               1,189             1.5                1,682              1.2
                                                                  ---------          ------            ---------           ------

         Loss before benefit for income taxes(1)                       (603)           (0.7)              (2,185)            (1.5)
         Benefit for income taxes                                    (7,689)           (9.4)                (936)            (0.7)
                                                                  ---------          ------            ---------           ------

         Net income (loss)(1)                                     $   7,086             8.7%           $  (1,249)            (0.9)%
                                                                  =========          ======            =========           ======


         SYSTEM OPERATING DATA:

         System Revenues(2)                                       $ 103,070                            $  159,350
                                                                  =========                            ==========
         System employees (number at the end of period)              20,000                                35,000
                                                                  =========                            ==========
         System offices (number at the end of period)                   135                                   172
                                                                  =========                            ==========

         (1) During the quarterly period ended July 2, 2000, the Company recorded an increase to its restructuring reserve of $0.9 million, a non-operating gain of $0.7 million from the sale of the Company's PEO operations - see Note 3 to the Company's Consolidated Financial Statements, and a $7.7 million decrease to its deferred tax asset valuation allowance - see Note 4 to the Company's Consolidated Financial Statements. The following table sets forth the amounts (in thousands, except for per share data and percentages) and the percentage of certain items in the Company's consolidated statements of income, with 2001 amounts and percentages adjusted for the above items as follows: (i) operating income (loss) excludes the increase in the restructuring reserve, and (ii) net loss and loss per share excludes the restructuring reserve, gain from the sale of the Company's PEO operations, and the decrease in the deferred tax valuation allowance.

                                                                           FOR THE QUARTER ENDED
                                                                  -------------------------------------------
                                                                  JULY 2, 2000                  JUNE 30, 1999
                                                                  ------------                  -------------
         Operating income (loss), as adjusted                       $ 1,464                      $   (503)

         As a percentage of net revenues                                1.8%                         (0.4)%

         Net loss, as adjusted                                      $  (487)                     $ (1,249)

         As a percentage of net revenues                               (0.6)%                        (0.9)%

         Loss per diluted share, as adjusted                        $ (0.06)                     $  (0.14)

         EBITDA, as adjusted                                          2,918                         1,406

         EBITDA is earnings (net income) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA as adjusted excludes the restructuring reserve and the non-operating gain on sale of the Company's PEO division. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         (2) System revenues are the sum of the Company's net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding the Company's penetration of the market for its services, as well as the scope and size of the Company's operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to the Company, are derived from reports that are unaudited. System revenues consist of the following amounts reported in thousands (except for percentages):

                                                            FOR THE QUARTER ENDED
                                           ---------------------------------------------------
                                                 JULY 2, 2000                JUNE 30, 1999
                                           ----------------------       ----------------------
         Company's net revenues            $  81,618         79.2%      $ 143,454         90.0%
         Less  Company revenues from:
            Franchise royalties                 (654)        (0.6)         (2,469)        (1.5)
            Services to franchises                --           --          (3,979)        (2.5)
         Add: Franchise net revenues          22,106         21.4          22,344         14.0
                                           ---------       ------       ---------       ------

         System revenues                   $ 103,070        100.0%      $ 159,350       100.00%
                                           =========       ======       =========       ======

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments under SFAS No. 131 include the Tandem segment and the Synadyne segment. In prior filings of Form 10K and Form 10Q with the Securities and Exchange Commission, the Company reported Flexible Staffing Revenues and PEO Revenues, Franchising Revenues, and Other Revenues. PEO revenues, as reported below, included certain staffing revenues generated by the Tandem division that the Company believed were operationally consistent with the PEO business and operational model, but were not includable in the Synadyne segment due to the way the Company was organized. The Company sold the operations of Synadyne effective April 8, 2000, and believes changing its presentation of Company revenues consistent with the above table is meaningful in terms of understanding operations and trends of the Company. The following table reconciles Flexible Staffing net revenues and PEO net revenues, as presented in past filings to the net revenues shown above, reported by the Company in accordance with the requirements of SFAS No. 131 - see Note 9 to the Company's Consolidated Financial Statements. The following amounts are presented in thousands (except for percentages):

                                                                                     FOR THE QUARTER ENDED
                                                               -------------------------------------------------------------
                                                                      JULY 2, 2000                        JUNE 30, 1999
                                                               ------------------------            -------------------------
         Tandem segment revenues                               $ 80,859            99.1%           $  79,855            55.7%
         Less:  Industrial staffing client payrolling            (5,750)           (7.0)              (8,229)           (5.7)
                                                               --------           -----            ---------           -----

         Flexible staffing revenues                            $ 75,109            92.0%           $  71,626            49.9%
                                                               --------           -----            ---------           -----

         Synadyne segment revenues                                   71             0.1%              55,079            38.4%
         Add: Industrial staffing client payrolling               5,750             7.0                8,229             5.7
         Add: PEO services to Tandem franchises                      --              --                3,979             2.8
                                                               --------           -----            ---------           -----

         PEO revenues                                          $  5,821             7.1%           $  67,287            46.9%
                                                               --------           -----            ---------           -----

         Other revenues                                              34             0.0                6,051             4.2
         Less: PEO services to Tandem franchises                     --              --               (3,979)           (2.8)
                                                               --------           -----            ---------           -----

         Other revenues                                              34             0.0                2,072             1.4
                                                               --------           -----            ---------           -----

         Franchise revenues                                         654             0.8                2,469             1.7
                                                               --------           -----            ---------           -----

         Total net revenues                                    $ 81,618           100.0%           $ 143,454           100.0%
                                                               ========           =====            =========           =====

         THIRTEEN WEEKS ENDED JULY 2, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         NET REVENUES. Net revenues decreased $61.9 million, or 43.1%, from $143.5 million in the three months ended June 30, 1999 ("Q2 1999") to $81.6 million in the thirteen weeks ended July 2, 2000 ("Q1 2001"). This decrease resulted from (i) the sale of Synadyne, the Company's former PEO division, which generated revenues of $55.0 million in Q2 1999, compared to $0.1 million in Q1 2001, (ii) the sale of Office Ours, the Company's former clerical division, which generated revenues of $2.1 million in Q2 1999, (iii) the disposition of Tandem offices pursuant to the Restructuring (excluding offices consolidated into existing offices), which generated revenues of $13.9 million in Q2 1999, as compared to $8.8 million in Q1 2001 - see "Restructuring",
         (iv) the termination of PEO services offered to Tandem franchises as of December 31, 1999, which generated revenues of $4.0 million in Q2 1999, and (v) a $1.8 million decrease in revenues derived from franchising activities. Offsetting these was a $6.1 million increase in revenues derived from Tandem branches not included in the Company's restructuring activities.

         Tandem

         Net revenues from the Company's Tandem division, which provides flexible staffing services, increased $1.0 million, to $80.9 million for Q1 2001 from $79.9 million for Q2 1999, or an increase of 1.3%, despite the fact that Tandem had 33 fewer operating locations at the end of Q1 2001 compared to Q2 1999. The increase in Tandem revenues was primarily due to new customers and increased revenues from existing customers in certain geographic markets that recorded double digit growth, although the Company also experienced lower growth or declining revenues in other geographic markets due to the loss or cancellation by the Company of certain large customers. After the sale, franchise, closure or consolidation of 41 Tandem offices due to the Restructuring, Tandem's revenue generation has strengthened. The Company contracted with 34 new large clients subsequent to Q2 1999 that generated revenues of approximately $9 million in Q1 2001. On a same-store basis, revenue growth was 9.3%.

         Franchising

         Franchise royalty revenues ("Royalties") from the Company's franchising operations decreased from $2.5 million in Q2 1999 to $0.7 million for Q1 2001, primarily due to a $2.0 million decrease in revenues from buyout payments received in connection with the early termination of certain franchises. The Company allowed the early termination of franchise agreements for 38 locations in 1998 and 1999 to enable the Company to develop the related territories. When the Company agrees to terminate a franchise agreement, it receives an initial buyout payment from the former franchisee. The Company continues to receive payments from some former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination dates of the franchise agreement. Although those gross revenues are not included in the Company's net franchisee or system revenue totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in total Royalties reported by the Company.

         Net revenues earned by Tandem franchisees, which are included in the Company's system revenues, but are not available to the Company, decreased slightly from $22.3 million in Q2 1999 to $22.1 million in Q1 2001. As of July 2, 2000, the Company had 51 locations, compared to 43 locations as of June 30, 1999, and as part of its growth efforts, the Company expects to increase franchisee net revenues by continuing to sell new franchises in secondary U.S. markets, subject to, among other factors, the success of the Company's marketing efforts in this regard. The Company also expects to allow few, if any, remaining franchisees to buy out of their franchise agreements, since nearly all remaining franchises are in secondary U.S. markets.

         GROSS PROFIT. Gross profit (margin) decreased $4.2 million, from $20.3 million in Q2 1999, to $16.2 million in Q1 2001. Gross profit as a percentage of net revenues increased to 19.8% in Q1 2001 from 14.2% in Q2 1999. This increase in margin percent was caused primarily by the sale of Synadyne at the beginning of Q1 2001, partially offset by the effect of the sale of Office Ours in August 1999 and the decrease in Royalties derived from franchise buyout payments. Synadyne, while generating 38.4% of the Company's revenues in Q2 1999, produced a gross margin of only 3.6%, or 9.8% of the Company's profit margin.

         Tandem

         Gross profit increased from $15.3 million in Q2 1999 to $15.5 million for Q1 2001. Tandem's gross profit margin percent was 19.2% of revenues in Q1 2001 and Q2 1999. Price increases that have been instituted in the past two quarters to reflect the value of services provided have resulted in a reduction of payroll costs as a percentage of net revenues, but were offset by higher workers' compensation costs due to increased claim rates in Q1 2001 and greater than anticipated expenses for claims still open from the calendar year ended December 31, 1999. In addition, transportation costs increased in Q1 2001, reducing margin accordingly. Gross profit before transportation costs improved from 20.3% in Q2 1999 to 20.6% in Q1 2001.

         The Company's margins are affected by unemployment, competition for workers, the size of its customers, workers' compensation costs, transportation costs, and pricing. The Company was able to mitigate the effect of low unemployment and competition for workers by better pricing in Q1 2001. Although the average cost per labor hour increased by $0.18 during Q1 2001, the average price charged per labor hour increased by $0.35 in the period. Similarly Tandem began to reduce the impact of large, low-margin customers in Q1 2001. Over the last past three years, large lower margin customers had comprised an increasing part of Tandem's customer portfolio. Although Tandem's 100 largest customers made up 42% of the Company's revenues in Q1 2001 compared to 39% in Q2 1999, this was lower than the 44% that the largest customers represented in the quarter ended April 2, 2000 ("Q1 2000"). In addition, the margins on these large customers increased slightly in Q1 2001 compared to Q2 1999.

         Workers' compensation costs will continue to be a significant factor affecting Tandem margins. As such, the Company employs safety specialists whose sole purpose is to increase safety training and awareness, approve job-sites and duties, and reduce workers' compensation costs. The Company is continuing to increase its focus on all margin-related performance criteria by providing rewards to field personnel commensurate with their accomplishments. Based on these initiatives, the Company expects continued improvement in its staffing margins; however, the Company's actual results during the remaining portion of fiscal 2001 may vary depending on, among other things, competition, unemployment, and general business conditions.

         Franchising

         Royalties generated from franchising operations are received by the Company from its franchisees and the Company does not incur the expense for payroll and payroll-related taxes. Accordingly, gross profit equals Royalties and gross margin trends are consistent with the revenue trends discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $6.1 million, or 29.4%, to $14.7 million in Q1 2001 from $20.8 million in Q2 1999. This decrease was primarily the result of a $3.7 million decrease in compensation costs due to reduced employee headcount, and a $0.6 million reduction in the Company's bad debt provision in Q1 2001 as compared to Q2 1999 - see "Accounts Receivable". Other SG&A costs, including telecommunications, recruiting, and licensing costs decreased by an aggregate $1.3 million, while depreciation and amortization decreased by $0.5 million, due to the disposition of the assets sold in connection with the Restructuring, and the $2.5 million impairment of goodwill during 1999.

         As part of the Restructuring plan and other initiatives to improve profitability, the Company has (i) reduced headcount by over 370 employees due to both voluntary and involuntary terminations, the sale and franchise of certain staffing offices, and the sale of the Company's PEO operations, (ii) improved its collection performance of trade accounts receivable, as discussed in "Accounts Receivable", and
         (iii)
         streamlined other support functions, all of which should continue the trend of decreased SG&A expenses during the remainder of fiscal year 2001.

         RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During Q1 2001, the Company recorded restructuring charges of $0.9 million. As part of the restructuring charges, the Company has (i) adjusted the carrying value of assets held for disposition by approximately $0.4 to reflect the estimated fair value of those assets, (ii) decreased accrued severance costs by approximately $0.1 million and (iii) incurred $0.4 million in professional fees.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased from $1.7 million in Q2 1999 to $1.3 million in Q1 2001. This decrease was due to a $0.7 million gain on the sale of the Company's PEO operations as discussed in the "Results of Operations" and other income of $0.1 million for support services provided to the purchaser of the Company's PEO operations, offset by a $0.3 million increase in interest expense arising from higher interest rates paid for the Company's borrowing facilities in Q1 2001 as compared to Q2 1999 (see "Liquidity and Capital Resources"). See Notes 3 and 5 to the Company's Consolidated Financial Statements.

         INCOME TAXES. During Q1 2001, the Company reduced the deferred tax asset valuation allowance by $7.7 million, which is expected to be realized through the utilization of the existing net operating loss carryforward to offset tax on the extinguishment gain that will be recorded in the quarter ending October 1, 2000, and tax on income from future operations - see Notes 2, 4 and 5 to the Company's Consolidated Financial Statements. The valuation allowance was established during the year ended December 31, 1999 and was increased by the tax benefits during the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS 109, "Accounting for Income Taxes".

         NET INCOME (LOSS). Net income for Q1 2001 was $7.1 million, as compared to a net loss of $1.2 million in Q2 1999. As discussed above, the change in the net loss is primarily due to the reduction of the deferred tax asset valuation allowance, decreased SG&A costs, and the gain on the sale of the Company's PEO operations, partially offset by increased interest costs and restructuring charges. Adjusted to remove restructuring costs, the non-operating gain from the sale of the Company's PEO operations, and the reduction of the deferred tax valuation allowance, the Company's net loss in Q1 2001 was $0.5 million and in Q2 1999 was $1.2 million.

         LIQUIDITY AND CAPITAL RESOURCES

         SENIOR DEBT

         Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by Ableco Finance, LLC, as agent, an affiliate of Cerberus Capital Management, L.P. (the "Lenders"), which replaced the Company's existing credit facility with a $33.4 million Revolving Credit Facility, which includes a subfacility for the issuance of standby letters of credit ("Senior Facility"), and two term loans, Term Loan A and Term Loan B ("Term Loans"), of $17.6 million and $9.0 million, respectively (the "Refinancing"). Both the Senior Facility and the Term Loans are secured by all the assets of the Company and its subsidiaries. The Senior Facility bears interest at prime or 9.0%, whichever is greater, plus 2%. Term Loan A and Term Loan B bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively. In connection with the Refinancing, the Company issued warrants the Lenders to purchase up to a maximum of 200,000 common shares of the Company, exercisable for a term of five years, at $0.01 per warrant. The warrants are only exercisable if any letter of credit issued by the Lenders on behalf of the Company is drawn in proportion to the amount drawn under the letter of credit.

         A portion of the new credit facility was used to satisfy the credit facility (the "Fleet Facility") with Fleet National Bank, for itself and as agent for three other banks (the "Fleet Group"). Prior to the closing of the Refinancing, the outstanding balance of the Fleet Facility was approximately $52.0 million. The balance was repaid in full with a cash payment of approximately $32.3 million and the issuance of a four-year, $5.3 million subordinated term note (the "Fleet Term Note"). The Fleet Term Note is subordinated to the Senior Facility and Term Loans issued by the Lenders on behalf of the Company and includes interest only for four years, followed by a balloon payment for the entire principal amount. In addition, the Company is entitled to a 60% discount on this note if it is satisfied within 18 months. This obligation bears interest at Fleet's Alternative Prime Rate ("APR") plus 3.5% per annum. In connection with the Refinancing and in satisfaction of the Company's obligation to the Fleet Group, the Company has issued 524,265 warrants to the Fleet Group to purchase common shares of the Company, which constitutes 5.0% of the common stock of the Company on a fully diluted basis. The warrants are exercisable for a term of 10 years at $0.01 per warrant. The Company agreed to register with the Securities and Exchange Commission the shares of common stock of the Company issuable upon the exercise of the warrants issued to the Lenders and the Fleet Group in connection with the Refinancing. In connection with the Refinancing and the termination of the Fleet Facility, the Company will record an extraordinary gain, net of tax, of approximately $8.5 million in the quarter ending October 1, 2000.

         As of July 2, 2000, the Company's primary sources of funds for working capital and other needs were (i) a $26.1 million credit line (the "Revolving Credit Facility"), including existing letters of credit of $4.8 million and (ii) a $33.0 million credit facility, based on and secured by the Company's accounts receivable (the "Receivable Facility"), with the Fleet Group. Effective April 13, 2000, due in part to the sale of the Company's Synadyne operation, the maximum availability under the Receivable Facility was reduced from $50.0 million to $33.0 million. Effective May 1, 2000, the maximum availability under the Revolving Credit Facility was reduced from $25.5 million to $25.3 million (including existing letters of credit of $4.8 million), and effective in June 2000, the maximum availability under the Revolving Credit Facility was increased to $26.1 million to provide for the Company's seasonal increase in working capital requirements.

         Prior to their expiration, the Receivable Facility, bore interest at Fleet's prime rate plus 2.0% per annum, which was 11.5% as of July 2, 2000, while the Revolving Credit Facility bore interest at prime plus 5.0% per annum, which was 14.5% as of July 2, 2000. The weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses, was approximately 13.2% per annum, compared to approximately 6.7% per annum in Q2 1999. As of July 2, 2000, the Company had outstanding borrowings of $19.4 million and $31.3 million under the Revolving Credit Facility and the Receivable Facility, respectively.

         In addition to the Revolving Credit Facility indebtedness discussed above, the Company had bank standby letters of credit outstanding in the aggregate amount of $4.8 million as of July 2, 2000, of which $4.2 million secured the pre-1999 portion of the workers' compensation obligations recorded as a current liability on the Company's Consolidated Balance Sheet. The remaining $0.6 million, which is supported by a $0.7 million cash escrow balance, is to secure future payments on a capital lease for furniture that was sold as part of the Company's corporate headquarters building.

         OTHER DEBT

         In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable in 1999. The Company had not made substantially all of the scheduled payments due and, as a result, was in default on acquisition notes payable having a total outstanding principal balance of $6.9 million as of July 2, 2000. The terms of the acquisition notes payable, which were subordinated to the Revolving Credit Facility and the Receivable Facility, allowed the payees to accelerate terms of payment upon default. Acceleration of this debt required prior written notice to the Company by the various payees, which was received from three payees as of July 2, 2000. On August 15, 2000, in connection with the Refinancing, the acquisition notes payable were amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the debt for three years following the closing of the Refinancing, followed by two years of equal monthly payments of interest and principal, which will retire the debt. In connection with the amendments to the acquisition notes payable, the Company paid $0.8 million of accrued interest to the relevant noteholders at the closing of the Refinancing.

         In addition to the debt previously discussed, the Company had, as of July 2, 2000, (i) obligations under capital leases for property and equipment in the aggregate of $2.4 million; (ii) obligations under mortgages totaling $0.6 million and (iii) obligations for annual insurance premiums and other matters totaling $0.3 million, of which a portion represents prepayment for future benefits and would be refundable to the Company should the policy be cancelled.

         SUMMARY OF CASH FLOWS

         The Company's principal uses of cash are for wages and related payments to job-site employees, operating costs, capital expenditures and repayment of debt and interest thereon. In Q1 2001 cash used in operating activities was $2.2 million, as compared with $3.4 million provided by operating activities in Q2 1999. Cash provided by (i) a decrease in accounts receivable related to the sale of the Company's PEO operations and Tandem offices in connection with the Restructuring,
         (ii) improved collections of the Company's accounts receivable in Q1 2001 - see "Accounts Receivable", and (iii) an increase in the Company's workers' compensation reserve - see "Workers' Compensation", was more than offset by the decrease in current liabilities due to the sale of the Company's PEO operations. Adjusted to remove the effects of the Securitization, cash used in operating activities was $2.8 million in Q2 1999 compared to $2.2 million in Q1 2001.

         The Company anticipates that accounts receivable will decrease by an additional $2.3 million in Q2 2001 as the outstanding accounts receivable from the Tandem offices sold in Pennsylvania and New Jersey on June 25, 2000 are collected, offset partially by the increase in accounts receivable from the seasonal increase in sales volume experienced by staffing companies that support the manufacturing sector.

         The tables below set forth the Company's cash flows, (i) as presented in the Company's Consolidated Financial Statements for Q1 2001 and Q2 1999 and (ii) as adjusted to remove the effect of the sale of the Company's uncollected accounts receivable under the Company's previous $50.0 million securitization facility (the "Securitization Facility") during Q2 1999, in thousands:


                                                                     FOR THE QUARTER ENDED
                                                                ------------------------------
                                                                JULY 2, 2000     JUNE 30, 1999
                                                                ------------     -------------
         Cash flows provided by (used in):

         Historical cash flow
         Operating activities                                     $(2,202)          $ 3,444
         Investing activities                                       3,782             1,492
         Financing activities                                      (2,083)           (3,791)
                                                                  -------           -------

         Net increase (decrease) in cash                          $  (503)          $ 1,145
                                                                  =======           =======

         Cash flow - without Securitization Facility (1)
         Operating activities                                     $(2,202)          $(2,836)
         Investing activities                                       3,782             1,492
         Financing activities                                      (2,083)            2,489
                                                                  -------           -------

         Net increase (decrease) in cash                          $  (503)          $ 1,145
                                                                  =======           =======

         (1) As part of the Company's borrowing facilities, in Q2 1999, the Company sold certain trade accounts receivable to obtain working capital for the Company's operations. Under this agreement the Company had sold $42.4 million of trade accounts receivable as of June 30, 1999, which was excluded from the uncollected accounts receivable balance presented in the Company's Consolidated Financial Statements. This agreement was subsequently terminated as of October 1, 1999 and replaced by the Receivable Facility, under which the Company currently obtains working capital. See Note 5 to the Company's Consolidated Statements.

         Cash provided by investing activities during Q1 2001 was $3.8 million, consisting of $4.2 million from the sale of the Company's PEO operations and certain Tandem branches, offset by cash outlays of $0.4 million for capital expenditures and funding advances to franchises. Cash provided by investing activities during Q2 1999 was $1.5 million, consisting primarily of $1.6 million received in conjunction with a sale-leaseback transaction and funding repayments of $0.3 million, offset by capital expenditures of $0.4 million.

         Cash used in financing activities during Q1 2001 was $2.1 million, as compared to $3.8 million used in financing activities in Q2 1999. Adjusted to remove the effects of the Securitization Facility in Q2 1999, cash provided by financing activities was $2.5 million, which was due to increased borrowings in 1999 to fund increased payroll costs arising from cyclical seasonal increases of provided services - see "Seasonality". In Q1 2001, the seasonal increase in provided services historically experienced by the Company was offset by a decrease in the Company's outstanding payroll obligation at the end of the quarter due the sale of the Company's PEO operations and sale, franchise, closure, and consolidation of the aforementioned Tandem offices in connection with the Restructuring.

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

         In January 2000, the Company renewed its pre-funded deductible program for one year. Under the new agreement, the Company will fund $10.1 million in 12 installments for projected calendar year 2000 claims expenses. This claim fund requirement will be adjusted upward or downward each quarter based on the projected cost of the actual claims incurred during calendar year 2000, up to a maximum liability of $19.0 million. In addition, the Company has agreed to establish a $3.0 million trust account naming Hartford Insurance Company ("Hartford") as beneficiary to secure any liability for claim funding for 1999 and/or 2000 that might exceed the pre-funded amounts up to the aggregate maximum cap for each year of $13.6 million and $19.0 million, respectively. This trust account is being funded in 11 installments through December 2000 and as of July 2, 2000, the Company had funded $1.7 million into the trust account.

         ACCOUNTS RECEIVABLE

         The Company is a service business and therefore a majority of its tangible assets are customer accounts receivable. Flexible staffing employees are paid by the Company on a daily or weekly basis. The Company, however, receives payment from customers for these services, on average, 30 to 60 days from the date of the invoice. Beginning in the fourth quarter of 1998, the Company experienced an increase in the percentage of its staffing accounts receivable that were past due. During calendar 1999 and the first two quarters of calendar 2000, the Company increased its focus on its accounts receivable collection process. As a result, the average number of days to collect staffing accounts receivable from invoice presentation has decreased from 53 days at December 31, 1998 to 42 days at July 2, 2000. Since the Company announced its restructuring plan in August 1999, accounts receivable decreased by approximately $3 million due to the sale of staffing offices and the clerical division to third parties; although the working capital benefit was substantially less due to the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation. The Company anticipates that its accounts receivable will decrease by an additional $2 million as the outstanding receivables for the branches sold in the states of New Jersey and Pennsylvania on June 25, 2000 are collected, and by approximately $1 million when the assets held for disposition as of July 2, 2000 are disposed.

         As part of the sale of the Company's PEO operations, its accounts receivable decreased by approximately $6 million, although the working capital benefit was substantially offset by the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation. In addition, during the fourth quarter of 1999, the Company sold certain trade accounts receivable, with a face value of approximately $4.3 million, most of which was more than 180 days past due, to unrelated third parties for approximately $220,000.

         CAPITAL EXPENDITURES

         The Company anticipates spending up to $2 million during the next twelve months to improve its management information and operating systems, upgrade existing locations and other capital expenditures including, but not limited to, opening new staffing locations.

         FUTURE LIQUIDITY

         As shown in the Company's Consolidated Financial Statements, for the year ended December 31, 1999, the Company incurred a net loss of $30.9 million, the Company's current liabilities exceeded its current assets by $42.0 million, and the Company was in default in repayment of certain acquisition debt subordinated to its bank financing. The Company's bank facilities and financial covenants were modified effective October 1, 1999, accelerating the date of maturity, which was subsequently extended by the syndicate of lenders on a monthly basis through August 15, 2000.

         Effective August 15, 2000, as previously discussed, the Company entered into a three year agreement with a syndicate of lenders led by Ableco Finance LLC whereby the Company's existing credit facility was replaced by a $33.4 million Senior Facility and a $17.6 million Term Loan A and a $9.0 Term Loan B. The Company believes that funds provided by operations and borrowings under the new credit facilities will be sufficient to meet its needs for working capital, capital expenditures, and debt service for the foreseeable future.

         RESTRUCTURING

         On August 6, 1999, the Company announced actions to improve its short-term liquidity, concentrate its operations within its core segment, Tandem, and improve its operating performance. In connection with these actions, the Company sold its PEO and clerical staffing divisions. In addition, the Company announced a specific plan (the "Restructuring") to sell, franchise, close, or consolidate 47 offices and reduce headcount at its other 70 locations and corporate headquarters. See "General" and Note 3 to the Company's Consolidated Financial Statements. The restructuring charge accrual and its utilization are as follows:


                                                                                                  UTILIZATION
                                                           ORIGINAL  BALANCE AT   CHARGES TO    ----------------   BALANCE AT
         (AMOUNTS IN THOUSANDS)                             CHARGE     4/2/00     OPERATIONS    CASH    NON-CASH     7/2/00
                                                           --------  ----------   ----------    ----    --------   ----------
         Employee severance and
             other termination benefits                    $ 4,040      $2,139      $ (89)      $483      $ --      $1,567

         Professional fees                                   1,205          34        369        362        --          41

         Lease termination and write-down of
             leasehold improvements at closed offices          400          49         (2)        21        --          26

         Other restructuring charges                           146          33        154        128        --          59
                                                           -------      ------      -----       ----      ----      ------

         Accrued restructuring charges                       5,791       2,255        432        994        --       1,693

         Write-down to fair value/loss on sale
             of assets identified for disposition            5,429          --        446         --       446          --
                                                           -------      ------      -----       ----      ----      ------

         Total restructuring and asset
             impairment activity                           $11,220      $2,255      $ 878       $994      $446      $1,693
                                                           =======      ======      =====       ====      ====      ======

         The original $11.2 million restructuring charge includes $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were decreased by $0.2 million and $0.1 million during Q1 2000 and Q1 2001, respectively, to reflect a reduction of amounts to be paid in connection with certain severance packages accrued in 1999 as it became apparent that certain employees of offices sold and franchised to third parties would not receive severance packages, but would continue employment with the respective buyers or franchisees. The remaining liability of $1.6 million for severance and other termination benefits as of July 2, 2000 consists of $1.4 million for 23 employees who have been or will be terminated during the period of August 1999 through September 2000, which will be paid over a period ranging from one week to 21 months from the balance sheet date.

         Professional fees of $0.5 million and $0.4 million were recorded as restructuring costs incurred during Q1 2000 and Q1 2001, respectively. These professional fees were comprised primarily of amounts paid to Crossroads LLC, formerly Crossroads Capital Partners, LLC ("Crossroads"), for its services related to the Restructuring. The Company expects to complete these restructuring activities during the quarter ended October 1, 2000.

         The Company utilized $0.1 million of the restructuring charge during Q1 2000 and $0.1 million of the restructuring charge during Q1 2001 for the costs of terminating leases as well as writing down the carrying value of leasehold improvements and other assets not usable in other Company operations.

         The restructuring charge includes a $5.4 million write-down of assets, recorded in the Company's results of operations at such time as these assets were classified as held for disposition, to their estimated net realizable value based on management's estimate of the ultimate sales prices that would be negotiated for these assets. The charge was increased by $0.1 million in Q1 2000 and $0.4 million during Q1 2001, and is subject to future adjustments as the Company negotiates the actual sales prices of the assets that remain to be sold as of July 2, 2000.

         During Q1 2001 the Company (i) sold one staffing office and closed another, in the state of Minnesota, effective April 10, 2000, for cash proceeds of $60,000, (ii) franchised one of its staffing offices in the state of Ohio, effective April 10, 2000, for cash proceeds of $20,000, and (iii) sold its operations in the states of New Jersey and Pennsylvania, comprising six staffing offices and two "vendor on premises" locations, for $1.3 million (comprised of cash proceeds of $0.8 million and two promissory notes totaling $0.5 million). In connection with the sale of its staffing offices in New Jersey and Pennsylvania, the Company recorded a $0.4 million loss on the sale, in addition to the original $2.1 million write-down of these assets to their estimated net realizable value upon their classification as assets held for disposition.

         As of July 2, 2000 there were six Tandem offices that remained to be sold as part of the Restructuring, and the Company had classified the related tangible and intangible assets as assets held for disposition, excluding cash, accounts receivable and deferred income taxes. Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.1 million in Q1 2001. The estimated fair market value of these assets held for disposition was based on management's judgment and as such, actual results could vary significantly from such estimates.

         The Company's assets held for disposition as of July 2, 2000, stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs), are as follows (presented in thousands):

                                                     NET ORIGINAL COST
                                       ------------------------------------------
                                       PROPERTY        GOODWILL AND                      LOWER OF
                                          AND             OTHER                          COST OR
                                       EQUIPMENT    INTANGIBLE ASSETS       TOTAL       FAIR VALUE
                                       ---------    -----------------      ------       ----------
          Tandem branch offices          $313             $1,005           $1,318          $426
                                         ====             ======           ======          ====

         The following table reflects the Company's net revenues and gross profit margin segregating ongoing operations and operations from assets held for disposition or sold as part of the Company's restructuring efforts and other disposed operations. Those operations include: (i) the Synadyne division, sold as of April 8, 2000, (ii) Office Ours, the Company's clerical division, sold during the third quarter of calendar 1999, (iii) franchise PEO operations, which ceased operations after December 31, 1999, and (iv) Tandem branch offices disposed or held for sale as of July 2, 2000. Ongoing operations include (i) the Tandem division, which provides flexible industrial staffing and (ii) franchising. Dollar amounts are in thousands, except for percentages:

                                                                                                    FOR THE QUARTER ENDED
                                                                                              --------------------------------
                                                                                              JULY 2, 2000       JUNE 30, 1999
                                                                                              ------------       -------------
         Net revenues:

             Total Company                                                                      $ 81,618           $ 143,454
             Less revenues from assets held for sale and disposed/ceased operations
                Synadyne                                                                             (71)            (55,079)
                Clerical, franchise PEO and other                                                 (8,755)            (19,932)
                                                                                                --------           ---------

             Subtotal - revenues from assets held for sale and disposed/ceased operations         (8,826)            (75,011)
                                                                                                --------           ---------

             Net revenues from ongoing operations                                               $ 72,792           $  68,443
                                                                                                ========           =========

         Gross profit margin:

             Total Company                                                                      $ 16,186           $  20,344
             Less gross profit from assets held for sale and disposed/ceased operations
                Synadyne                                                                              12              (1,993)
                Clerical, franchise PEO and other                                                 (1,334)             (2,965)
                                                                                                --------           ---------

             Subtotal - gross profit from assets held for sale and disposed/ceased operations     (1,322)             (4,958)
                                                                                                --------           ---------

             Net revenues from ongoing operations                                               $ 14,864           $  15,386
                                                                                                ========           =========

         Gross profit margin as a percentage of net revenues:

             Ongoing operations - Tandem                                                          19.7 %                19.6%
             Ongoing operations - franchising and other                                          100.0 %               100.0%
             Operations from assets held for sale and disposed/ceased operations                  15.0 %                 6.6%

         Tandem branches sold, franchised or held for sale as of July 2, 2000 generated revenues of $8.8 million, and $13.9 million during Q1 2001 and Q2 1999, respectively, and earned gross profit of $1.3 million and $2.4 million for those periods. Those same branches incurred SG&A expenses of $1.0 million and $2.7 million, excluding depreciation and amortization costs, during Q1 2001 and Q2 1999, respectively.

         Office Ours, the Company's former clerical division which was sold on August 30, 1999, generated revenues of $2.1 million, earned gross profit of $0.6 million, and incurred $0.5 million in SG&A expense, excluding depreciation and amortization, during Q2 1999. SG&A for the Synadyne division, excluding depreciation and amortization, was $0.2 million and $1.3 during Q1 2001 and Q2 1999, respectively. Results of flexible industrial staffing offices that were consolidated into existing offices, as part of the Company's Restructuring efforts, are included in ongoing operations.

         SEASONALITY

         The Company's quarterly results of operations reflect the seasonality of higher customer demand for industrial staffing services in the last two calendar quarters of the year, as compared to the first two quarters. Even though there is a seasonal reduction of industrial staffing revenues in the first calendar quarter of a year as compared to the fourth calendar quarter of the prior year, the Company does not reduce the related core personnel and other operating expenses proportionally because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. As a result of these factors, the Company anticipates that it will earn a significant portion of its annual operating income in the third and fourth calendar quarter (fiscal quarters Q2 2001 and Q3 2001), which historically exceeds the operating income earned during the first two calendar quarters of the year (fiscal quarters Q1 2000 and Q1 2001).

         INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the Company's Consolidated Financial Statements. Generally, throughout the periods discussed above, the increases in revenues and expenses have resulted from a combination of volume increases, price increases, and changes in the customer mix.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company intends to implement SFAS No. 133 in its consolidated financial statements as of and for the thirteen weeks ending July 2, 2001. Although it has not determined the effects, if any, that implementation will have, management believes that the Company is not currently a party to any transactions involving derivatives. SFAS No. 133 could increase volatility in earnings and other comprehensive income if the Company enters into any such transactions in the future.

         FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q are forward-looking statements, including but not limited to, statements regarding the Company's expectations or beliefs concerning the Company's strategy and objectives, expected sales and other operating results, the effect of changes in the Company's gross margin, the Company's liquidity, anticipated capital spending, the availability of financing, equity and working capital to meet the Company's future needs, economic conditions in the Company's market areas, costs and the tax-qualified status of the Company's 401(k) and 413(c) plans. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and trends identify forward-looking statements. Such forward-looking statements involve known and unknown risks and are also based upon assumptions of future events, which may not prove to be accurate. Therefore, actual results may differ materially from any future results expressed or implied in the forward-looking statements. These known and unknown risks and uncertainties include, but are not limited to, changes in U.S. economic conditions, particularly in the manufacturing sector; its future cash flows, sales, gross margins and operating costs, including the Company's ability to implement and maintain cost reductions in connection with the Restructuring; the Company's ability to sell or otherwise dispose of non-strategic assets under satisfactory terms and timing; the effect of changing market and other conditions in the staffing industry; the ability of the Company to continue to grow; legal proceedings, including those related to the actions of the Company's temporary employees; the availability and cost of financing; the ability to maintain existing banking relationships and to establish new ones; the recoverability of the recorded value of goodwill and other intangible assets arising from past acquisitions; the general level of economic activity and unemployment in the Company's markets, specifically within the construction, manufacturing, distribution and other light industrial trades; increased price competition; changes in and the Company's ability to comply with government regulations or interpretations thereof, particularly those related to employment; the continued availability of qualified temporary personnel; the financial condition of the Company's clients and their demand for the Company's services (which in turn may be affected by the effects of, and changes in, U.S. and worldwide economic conditions); collection of accounts receivable; the Company's ability to retain large clients; the Company's ability to recruit, motivate and retain key management personnel; the costs of complying with government regulations (including occupational safety and health provisions, wage and hour and minimum wage laws and workers' compensation and unemployment insurance laws) and the ability of the Company to increase fees charged to its clients to offset increased costs relating to these laws and regulations; volatility in the workers' compensation, liability and other insurance markets; inclement weather; interruption, impairment or loss of data integrity or malfunction of information processing systems; changes in government regulations or interpretations thereof, and other risks detailed from time to time by the Company or in its press releases or in its filings with the Securities and Exchange Commission.

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

         Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's Form 10-K for the year ended December 31, 1999 and Form 10-Q for the transition period ended April 2, 2000.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's assessment of its sensitivity to market risk as of July 2, 2000 as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 14, 2000.

         PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         None to report.

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         None to report.

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable in 1999. The Company had not made substantially all of the scheduled payments due and, as a result, was in default on these debts having total principal outstanding of $6.9 million as of July 2, 2000. The terms of these acquisition notes payable, which are subordinated to the Revolving Credit Facility and the Receivable Facility, allowed the payees to accelerate terms of payment upon default. Acceleration of this debt required prior written notice to the Company by the various payees, which was received from three payees as of July 2, 2000. On August 15, 2000, in connection with the Refinancing, the acquisition notes payable were amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the debt for three years following the closing of the Refinancing, followed by two years of equal monthly payments of interest and principal, which will retire the debt. In connection with the amendments to the acquisition notes payable, the Company paid $0.8 million of accrued interest to the relevant noteholders at closing.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders of the Company (the "Meeting") was held on May 18, 2000. The Company solicited proxies for the Meeting and there was no solicitation in opposition to management's nominees for directors. At the Meeting, the shareholders voted:

         (1a)     To elect director Garry E. Meier for a three-year term:

                           Votes For                 6,968,833
                           Votes Withheld               22,965

         (1b)     To elect director Lawrence Chimerine for a three-year term:

                           Votes For                 6,987,833
                           Votes Withheld                3,965

         There were no votes against, abstentions, or broker non-votes with respect to the election of the Directors. The names of other directors whose term of office continued after the Meeting are Scott R. Francis, Michael S. Fawcett, David S. Hershberg and Jay D. Seid.

         (2) To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending April 1, 2001:

                           Votes For                 6,991,298
                           Votes Against                   500
                           Votes Abstained                None

         ITEM 5 - OTHER INFORMATION

         Effective April 8, 2000, the Company sold certain of the assets of its Synadyne division to Teamstaff V, Inc., a Florida corporation ("Teamstaff V") and an affiliate of Teamstaff, Inc., a New Jersey corporation for $3.5 million cash, with up to an additional $1.25 million to be paid to the Company by Teamstaff on April 30, 2001 based on the total number of employees, at each of the customer accounts sold to Teamstaff V, who are still employed by Teamstaff V on September 30, 2000 and April 30, 2001. The assets included all of the customer accounts relating to the Company's PEO business, the trade name "Synadyne," certain desktop computers and marketing materials relating to the Company's PEO business.

         In connection with the sale of the Synadyne division, the Company is obligated to provide certain support services to TeamStaff V through July 31, 2000, including accounting and information systems services. The Company is currently providing such services and it is negotiating with TeamStaff V to extend the support services agreement. The Company has also contracted with TeamStaff V to provide PEO services to the Company and its employees for an initial term expiring on December 31, 2001.

         During the first week of May 2000, the Company moved its corporate headquarters to 1690 South Congress Avenue, Suite 210, Delray Beach, Florida 33445.

         Separation Agreement and Release

         The Company entered into a Separation Agreement and Release with Paul Burrell, its former Chief Executive Officer on February 21, 2000, with Robert Lefcort, the former President of its Synadyne division on April 6, 2000 and with Brian Nugent, former Vice President, Secretary and General Counsel of the Company on April 21, 2000.

         Pursuant to the terms of the agreement with Mr. Burrell, Mr. Burrell resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and as an officer, director and/or manager of any affiliates of the Company effective February 14, 2000. The Company agreed to pay Mr. Burrell total severance compensation of $750,000, payable in equal bi-weekly installments of $14,423.07. Mr. Burrell was granted the right to exercise any stock option previously granted to him through February 13, 2003; however, certain restrictions were placed on the amount of profit Mr. Burrell can realize on the sale of the underlying stock.

         Pursuant to the terms of the agreement with Mr. Lefcort, Mr. Lefcort resigned as President of the Company's Synadyne division effective April 6, 2000. The Company agreed to pay Mr. Lefcort total severance compensation of $395,286, payable in equal bi-weekly installments of $7,601.64 and a retention bonus in the amount of $80,000, which was paid on April 15, 2000. In connection with Mr. Lefcort's severance agreement, the Company agreed to provide an advance on severance to Mr. Lefcort in the amount of $200,000 on June 1, 2000. Mr. Lefcort was granted the right to exercise any stock option previously granted to him through April 5, 2003.

         Pursuant to the terms of the agreement with Mr. Nugent, Mr. Nugent resigned as Vice President, Secretary and General Counsel of the Company and any affiliates of the Company effective April 21, 2000. The Company agreed to pay Mr. Nugent total severance compensation of $229,500, payable in equal bi-weekly installments of $12,736.11. Mr. Nugent was granted the right to exercise any stock option previously granted to him through April 20, 2002; however, certain restrictions were placed on the amount of profit Mr. Nugent can realize on the sale of the underlying stock.

         Pro Forma Financial Information

         Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by Ableco Finance, LLC, as agent, an affiliate of Cerberus Capital Management, L.P. (the "Lenders") which replaced the Company's previous credit facilities with a $33.4 million Revolving Credit Facility and two term loans of $17.6 million and $9.0 million, respectively, plus a four-year, $5.3 million term loan, provided by the Company's former syndicate of lenders, led by Fleet National Bank subordinated to the borrowing facilities provided by the Lenders (the "Refinancing"). Simultaneously with the new arrangements, the Company renegotiated the payment schedules of its acquisition debt so that the defaults under those loans were cured.

         The following unaudited pro forma consolidated statements of operations for the year ended December 31, 1999 and the quarter ended July 2, 2000 include the Company's historical results of operations adjusted to reflect (a) the Refinancing as if it had been consummated at the beginning of the periods presented and (b) the elimination of the revenues, costs of revenues, SG&A expenses and other items in connection with (i) the sale of the Company's Synadyne division effective April 8, 2000, (ii) the sale of the Company's clerical division, Office Ours, effective August 30, 1999, (iii) the discontinuance by the Company of PEO services offered to Tandem franchises as of December 31, 1999, (iv) the sale or pending sale of the assets of offices and (v) the corporate headquarters in connection with the Company's restructuring efforts (the "Disposed Operations"). The unaudited pro forma results are not necessarily indicative of operating results that would have occurred had the aforementioned transactions been consummated as of the beginning of the periods presented. The unaudited pro forma balance sheet is presented as if the Company's Refinancing had been consummated on the balance sheet date of July 2, 2000. All amounts presented are in thousands:

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                               AS OF JULY 2, 2000

                                                                                                  Pro forma

                                                                              HISTORICAL        ADJUSTMENTS(1)        PRO FORMA
                                                                              ----------        --------------        ---------
         ASSETS

         Current Assets
          Cash and cash equivalents                                           $   1,043           $     69           $   1,112
          Accounts receivable, net                                               38,314                 --              38,314
          Assets held for disposition                                               426                 --                 426
          Income tax receivable and other current assets                         12,929              2,302              15,231
                                                                              ---------           --------           ---------

          Total current assets                                                   52,712              2,371              55,083

         Property and equipment, net                                              7,890                 --               7,890
         Goodwill and other intangible assets, net                               45,049                 --              45,049
         Other assets                                                             2,148                 --               2,148
                                                                              ---------           --------           ---------

          Total assets                                                        $ 107,799           $  2,371           $ 110,170
                                                                              =========           ========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Current Liabilities
          Accounts payable                                                    $   6,898           $     --           $   6,898
          Accrued expenses
           Payroll and related costs                                             13,514                 --              13,514
           Other                                                                  5,935               (761)              5,174
          Accrued restructuring charges                                           1,693                 --               1,693
          Other current liabilities                                                 805                 --                 805
          Current maturities of long-term debt                                    8,192                 --               8,192
          CIT Revolving Loan                                                     19,364             (2,949)             16,415
          Fleet receivable facility (old)                                        31,262            (31,262)                 --
                                                                              ---------           --------           ---------

          Total current liabilities                                              87,663            (34,972)             52,691

         Non-Current Liabilities
          Deferred tax liability - Fleet facility                                    --              5,304               5,304
          Ableco term loans                                                          --             26,600              26,600
          Ableco term loan discount                                                  --             (9,000)             (9,000)
          Fleet term loan (new)                                                      --              5,343               5,343
          Other long-term debt, less current maturities                           2,006                 --               2,006
                                                                              ---------           --------           ---------

          Total liabilities                                                      89,669             (6,725)             82,944
                                                                              ---------           --------           ---------

         Shareholders' Equity
          Common stock, $.001 par value: 10,000,000 shares authorized                 9                 --                   9
           8,657,913 shares issued and outstanding                                   --
          Additional paid-in-capital                                             53,546                624              54,170
          Accumulated deficit                                                   (35,425)             8,472             (26,953)
                                                                              ---------           --------           ---------

          Total shareholders' equity                                             18,130              9,096              27,226
                                                                              ---------           --------           ---------

           Total liabilities and shareholders' equity                         $ 107,799           $  2,371           $ 110,170
                                                                              =========           ========           =========

         Total shareholders' equity                                           $  18,130           $  9,096           $  27,226
         Less:  Net goodwill as of July 2, 2000                                 (21,614)                --             (21,614)
                                                                              ---------           --------           ---------

         Net Tangible Assets (2)                                              $  (3,484)          $  9,096           $   5,612
                                                                              =========           ========           =========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                          DISPOSED
                                                                         OPERATIONS                     REFINANCING    PRO FORMA
                                                          HISTORICAL   ADJUSTMENTS (3)    PRO FORMA    ADJUSTMENTS(4)  AS ADJUSTED
                                                         -----------   ---------------   -----------   --------------  -----------
          Net revenues                                   $   594,047     $  (306,718)    $   287,329       $     --     $  287,329
          Cost of revenues                                   512,136        (288,153)        223,983             --        223,983
                                                         -----------     -----------     -----------       --------     -----------

          Gross profit                                        81,911         (18,565)         63,346             --         63,346
          Selling, general and administrative expenses        86,719         (18,711)         68,008             --         68,008
          Restructuring and asset impairment charges          13,823              --          13,823             --         13,823
                                                         -----------     -----------     -----------       --------     ----------

          Operating (loss) income                            (18,631)            146         (18,485)            --        (18,485)
          Interest expense, net                                8,604          (1,568)          7,036          3,775         10,811
          Other (income) expense                                (479)             --            (479)            --           (479)
                                                         -----------     -----------     -----------       --------     ----------

          Loss before benefit for income taxes               (26,756)          1,714         (25,042)        (3,775)       (28,817)
          Provision (benefit) for income taxes                 4,123             643           4,766         (1,416)         3,350
                                                         -----------     -----------     -----------       --------     ----------

          Net loss from continuing operations            $   (30,879)    $     1,071     $   (29,808)      $ (2,359)    $  (32,167)
                                                         ===========     ===========     ===========       ========     ==========

          Loss per share:
             Basic and diluted
                Loss from continuing operations          $     (3.57)                    $     (3.44)                   $    (3.72)

          Weighted average common shares
              Basic                                        8,657,913                       8,657,913                     8,657,913
              Diluted                                      8,657,913                       8,657,913                     8,657,913

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED JULY 2, 2000

                                                                        DISPOSED
                                                                       OPERATIONS                   REFINANCING     PRO FORMA
                                                        HISTORICAL   ADJUSTMENTS (3)   PRO FORMA   ADJUSTMENTS(4)  AS ADJUSTED
                                                        ----------   ---------------  ----------   --------------  -----------
          Net revenues                                  $   81,618       $(8,826)     $   72,792      $    --          $72,792
          Cost of revenues                                  65,432        (7,504)         57,928           --           57,928
                                                        ----------       -------      ----------      -------       ----------

          Gross profit                                      16,186        (1,322)         14,864           --           14,864
          Selling, general and administrative expenses      14,722        (1,201)         13,521           --           13,521
          Restructuring and asset impairment charges           878            --             878           --              878
                                                        ----------       -------      ----------      -------       ----------

          Operating (loss) income                              586          (121)            465           --              465
          Interest expense, net                              1,913          (120)          1,793          890            2,683
          Other (income) expense                              (724)           --            (724)          --             (724)
                                                        ----------       -------      ----------      -------       ----------

          Loss before benefit for income taxes                (603)           (1)           (604)        (890)          (1,494)
          Benefit for income taxes                          (7,689)           --          (7,689)        (334)          (8,023)
                                                        ----------       -------      ----------      -------       ----------

          Income from continuing operations             $    7,086       $    (1)     $    7,085      $  (556)      $    6,529
                                                        ==========       =======      ==========      =======       ==========


          Earnings per share:
              Basic
                 Income from continuing operations      $     0.82                    $     0.82                    $     0.75

              Diluted
                 Income from continuing operations      $     0.72                    $     0.72                    $     0.66

          Weighted average common shares
              Basic                                      8,657,913                     8,657,913                     8,657,913
              Diluted (5)                                9,857,385                     9,857,385                     9,857,385

         NOTE 1

         The adjustments reflect issuance of two term loans by a syndicate of lenders led by Ableco Finance, LLC, as agent (the "Lenders") of $17.6 million and $9.0 million, and a $33.4 million Revolving Credit Facility, of which $16.4 million would have been outstanding as of July 2, 2000, and the discontinuance of the Revolving Credit and Receivable Facilities with a syndicate of lenders led by Fleet National Bank, as agent (the "Fleet Group"). The Fleet Group forgave $14.4 million of debt, of which $9.0 will be paid to Ableco, which is recorded as a discount on debt and will be amortized as interest expense in the Company's results of operations over a period of three years.

         In addition to the loans from the Lenders, a $5.3 million term loan, payable over four years, was issued to the Fleet Group (the "Subordinated Term Note"). In connection with the Subordinated Term Note, the Company issued 524,265 warrants to the Fleet Group, exercisable at $0.01 per share for a term of ten years, to purchase outstanding shares of the Company's common stock with a fair value of $0.6 million as of August 15, 2000. As a result of the above transactions, the Company recorded an extraordinary gain on extinguishment of debt, net of tax of $8.5 million ($13.8 million, less $5.3 million of income tax).

         As part of the Refinancing, the Company renegotiated its subordinated debt and paid accrued interest of $0.8 million at closing, which is included in Other Accrued Expenses.

         NOTE 2

         The Company's net tangible assets calculated in accordance with the Nasdaq National Market's listing requirements.

         NOTE 3

         Elimination of revenues, costs of revenues, SG&A expenses and other costs of the following disposed operations: (i) the Company's PEO division, Synadyne, which was sold effective April 8, 2000, (ii) the Company's clerical division, Office Ours, which was sold effective August 30, 1999, (iii) the discontinuance of PEO services offered to Tandem franchises after December 31, 1999, (iv) offices sold, franchised, closed, or held for sale as of July 2, 2000, and (v) the sale of the corporate headquarters building in connection with the Company's restructuring efforts.

         The following table summarizes the results of operations before income taxes of the Company's Disposed Operations that are reflected in the Company's pro forma results of operations.
         Amounts are in thousands:


FOR THE YEAR ENDED DECEMBER 31, 1999:

                                                                                             RESTRUCTURING          DISPOSED
                                                    OFFICE OURS           SYNADYNE              & OTHER             OPERATIONS
                                                    -----------          ----------          -------------         ----------
         Revenues                                    $   5,244           $   22,450            $ 279,024           $  306,718
         Cost of revenues                                3,854               15,527              268,772              288,153
                                                     ---------           ----------            ---------           ----------

         Gross margin                                    1,390                6,923               10,252               18,565
         Selling, general and administrative             1,481                5,191               12,039               18,711
         Other expense (income), net                        57                  338                1,173                1,568
                                                     ---------           ----------            ---------           ----------

         (Loss) income before taxes                  $    (148)          $    1,394            $  (2,960)          $   (1,714)
                                                     =========           ==========            =========           ==========

FOR THE QUARTER ENDED JULY 2, 2000:

                                                                                             RESTRUCTURING          DISPOSED
                                                    OFFICE OURS           SYNADYNE              & OTHER             OPERATIONS
                                                    -----------          ----------          -------------         ----------
          Revenues                                   $      --           $       71            $   8,755           $    8,826
          Cost of revenues                                  --                   83                7,421                7,504
                                                     ---------           ----------            ---------           ----------

          Gross margin                                      --                  (12)               1,334                1,322
          Selling, general and administrative               --                  172                1,029                1,201
          Other expense (income), net                       --                   14                  106                  120
                                                     ---------           ----------            ---------           ----------

          (Loss) income before taxes                 $      --           $     (198)           $     199           $        1
                                                     =========           ==========            =========           ==========


         NOTE 4

         Adjustments to reflect interest expense relating to (a) the Refinancing, and (b) debt extinguished as a result of the disposed operations, and (c) the sale of the Company's former corporate headquarters building during the fourth quarter of 1999.

         Interest expense was adjusted as follows, amounts are in thousands:

                                                                                YEAR ENDED       QUARTER ENDED
                                                                            DECEMBER 31, 1999    JULY 2, 2000
                                                                            -----------------    ------------
         Add:
                       Fleet Term Loan (at an effective rate of 11.5%)          $   613             $   169
                       Ableco Revolving Facility and Term Loans
                           (at an effective rate of 12.2%)                        5,301               1,329
                       Amortization of debt discount                              3,000                 750
                       Amortization of loan fees                                    767                 192
                                                                                -------             -------
                       Subtotal                                                   9,681               2,440
                                                                                -------             -------
         Less:
                       Fleet Revolver and Securitization Facilities              (5,192)             (1,646)
                       Amortization of loan fees                                 (1,887)                (24)
                       OSI corporate headquarters mortgage                         (286)                 --
                       Acquisition notes forgiven in connection with
                         the sale of certain restructured offices                  (109)                 --
                                                                                -------             -------
                       Subtotal                                                  (7,474)             (1,670)
                                                                                -------             -------

         Net change interest expense                                              2,207                 770
         Addback:  interest charged to disposed operations                        1,568                 120
                                                                                -------             -------
         Net interest expense change due to the refinancing                     $ 3,775             $   890
                                                                                =======             =======

         NOTE 5

         Includes 8,657,913 outstanding common shares of the Company as of August 15, 2000, and the options and warrants to purchase common shares of the Company that would remain outstanding, and therefore be dilutive to the Company's earnings per share, after assumed repurchase using proceeds from the exercise of those options and warrants.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

Number   Description
------   -----------

3.1      Amended and Restated Articles of Incorporation of the Company (1)

3.2      Amended and Restated Bylaws of the Company (2)

10.68 Ninth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of May 19, 2000.

10.69 Sixth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated May 19, 2000.

10.70 Tenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of May 31, 2000.

10.71 Seventh Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated May 31, 2000.

10.72 Eleventh Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of June 26, 2000.

10.73 Eighth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated June 26, 2000.

10.74 Twelfth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of July 14, 2000.

10.75 Ninth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated July 14, 2000.

10.76 Thirteenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of July 31, 2000.

10.77 Tenth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated July 31, 2000.

10.78 Fourteenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of August 2, 2000.

10.92(a) Financing Agreement, dated as of August 15, 2000, among Outsource
         International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance, LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.

10.92(b) Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Finance, LLC.

10.92(c) Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of A2 Funding LP.

10.92(d) Term B Note, dated August 15, 2000, in the amount of $9,000,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Holding LLC.

10.92(e) Revolving Credit Note, dated August 15, 2000, in the amount of
         $33,400,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of The CIT Group/Business Credit, Inc.

10.92(f) Warrant, dated August 15, 2000, issued to Ableco Holding LLC.

10.92(g) Registration Rights Agreement, dated as of August 15, 2000, between
         Outsource International, Inc. and Ableco Holding LLC.

10.93(a) Restructuring Agreement, dated as of August 15, 2000, among Outsource
         International, Inc., Fleet National Bank, as agent, and each of the banks party thereto.

10.93(b) Notes, each dated August 15, 2000, totaling $5,343,262, made by
         Outsource International, Inc., as Borrower, to the order of Fleet National Bank ($2,200,168.28); LaSalle Bank National Association ($1,257,237.49); Comerica Bank ($1,257,237.49), and SunTrust Bank
         ($628,618.74).

10.93(c) Warrant Purchase Agreement, dated as of August 15, 2000, among
         Outsource International, Inc., Fleet National Bank, Comerica Bank, LaSalle Bank National Association and SunTrust Bank.

10.93(d) Form of Warrant, dated August 15, 2000, issued to Fleet National Bank
         (215,874 shares), Comerica Bank (123,356), LaSalle Bank National Association (123,356) and SunTrust Bank (61,679).

27       Financial Data Schedule

-----------------------------------------------------------------

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

------------------------------------------------------------------

(b)  REPORTS ON FORM 8 - K:

No reports were filed on Form 8-K during the fiscal quarter ended July 2, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OUTSOURCE INTERNATIONAL, INC.

         Date: August 21, 2000     By:  /s/ Garry E. Meier
                                      -----------------------------------------

                                      Garry E. Meier
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer

         Date: August 21, 2000     By:  /s/ Scott R. Francis
                                      -----------------------------------------

                                      Scott R. Francis
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

         Exhibit No.                    Description

         10.68 Ninth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of May 19, 2000.

         10.69 Sixth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated May 19, 2000.

         10.70 Tenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of May 31, 2000.

         10.71 Seventh Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated May 31, 2000.

         10.72 Eleventh Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of June 26, 2000.

         10.73 Eighth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated June 26, 2000.

         10.74 Twelfth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of July 14, 2000.

         10.75 Ninth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated July 14, 2000.

         10.76 Thirteenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of July 31, 2000.

         10.77 Tenth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated July 31, 2000.

         10.78 Fourteenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of August 2, 2000. 10.92(a) Financing Agreement, dated as of August 15, 2000, among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance, LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc. 10.92(a) Financing Agreement, dated as of August 15, 2000, among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance, LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.

         10.92(a) Financing Agreement, dated as of August 15, 2000, among
                  Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance, LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.

         10.92(b) Term A Note, dated August 15, 2000, in the amount of
                  $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Finance, LLC.

         10.92(c) Term A Note, dated August 15, 2000, in the amount of
                  $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of A2 Funding LP.

         10.92(d) Term B Note, dated August 15, 2000, in the amount of
                  $9,000,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Holding LLC.

         10.92(e) Revolving Credit Note, dated August 15, 2000, in the amount of
                  $33,400,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of The CIT Group/Business Credit, Inc.

         10.92(f) Warrant, dated August 15, 2000, issued to Ableco Holding LLC.

         10.92(g) Registration Rights Agreement, dated as of August 15, 2000, between Outsource International, Inc. and Ableco Holding LLC.

         10.93(a) Restructuring Agreement, dated as of August 15, 2000, among
                  Outsource International, Inc., Fleet National Bank, as agent, and each of the banks party thereto.

         10.93(b) Notes, each dated August 15, 2000, totaling $5,343,262, made by Outsource International, Inc., as Borrower, to the order of Fleet National Bank ($2,200,168.28); LaSalle Bank National Association ($1,257,237.49); Comerica Bank ($1,257,237.49),
                  and SunTrust Bank ($628,618.74).

         10.93(c) Warrant Purchase Agreement, dated as of August 15, 2000, among
                  Outsource International, Inc., Fleet National Bank, Comerica Bank, LaSalle Bank National Association and SunTrust Bank.

         10.93(d) Form of Warrant, dated August 15, 2000, issued to Fleet
                  National Bank (215,874 shares), Comerica Bank (123,356), LaSalle Bank National Association (123,356) and SunTrust Bank (61,679).

         27       Financial Data Schedule