Form 10-Q/A
period 2000-07-02
OUTSOURCE INTERNATIONAL INC
filed 2000-09-01
CIK 1013316

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ending July 2, 2000

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

         This Form 10-Q/A amends the information in Item 5 of the Form 10-Q filed by the Registrant with the Commission on August 21, 2000 as follows.

         ITEM 5 - OTHER INFORMATION

         Item 5 is hereby amended in its entirety to read as follows:

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

         Pro Forma Financial Information

         Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by Ableco Finance, LLC, as agent, an affiliate of Cerberus Capital Management, L.P. (the "Lenders") which replaced the Company's previous credit facilities with a $33.4 million Revolving Credit Facility and two term loans of $17.6 million and $9.0 million, respectively, plus a four-year, $5.3 million term loan, provided by the Company's former syndicate of lenders, led by Fleet National Bank, subordinated to the borrowing facilities provided by the Lenders (the "Refinancing"). Simultaneously with the new arrangements, the Company renegotiated the payment schedules of its acquisition debt so that the defaults under those loans were cured.

         The following unaudited pro forma consolidated statements of operations for the year ended December 31, 1999 and the quarter ended July 2, 2000 include the Company's historical results of operations adjusted to reflect (a) the Refinancing as if it had been consummated at the beginning of the periods presented and (b) the elimination of the revenues, costs of revenues, SG&A expenses and other items in connection with (i) the sale of the Company's Synadyne division effective April 8, 2000, (ii) the sale of the Company's clerical division, Office Ours, effective August 30, 1999, (iii) the discontinuance by the Company of PEO services offered to Tandem franchises as of December 31, 1999, (iv) the sale or pending sale of the assets of offices and (v) the corporate headquarters in connection with the Company's restructuring efforts (the "Disposed Operations"). The unaudited pro forma results are not necessarily indicative of operating results that would have occurred had the aforementioned transactions been consummated as of the beginning of the periods presented. In addition, certain reclassifications have been made to the presentation of the historical results of operations for the year ended December 31, 1999 to conform to current presentation. These reclassifications had no effect on the previously reported results of operations or retained earnings. The unaudited pro forma balance sheet is presented as if the Company's Refinancing had been consummated on the balance sheet date of July 2, 2000. All amounts presented are in thousands:

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
                                                                              =========           ========           =========

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                          DISPOSED
                                                                         OPERATIONS                     REFINANCING    PRO FORMA
                                                          HISTORICAL   ADJUSTMENTS (3)    PRO FORMA    ADJUSTMENTS(4)  AS ADJUSTED
                                                         -----------   ---------------   -----------   --------------  -----------
          Net revenues                                   $   594,047     $  (306,718)    $   287,329       $     --     $  287,329
          Cost of revenues                                   513,266        (287,827)        225,439             --        225,439
                                                         -----------     -----------     -----------       --------     -----------

          Gross profit                                        80,781         (18,891)         61,890             --         61,890
          Selling, general and administrative expenses        85,589         (19,037)         66,552             --         66,552
          Restructuring and asset impairment charges          13,823              --          13,823             --         13,823
                                                         -----------     -----------     -----------       --------     ----------

          Operating (loss) income                            (18,631)            146         (18,485)            --        (18,485)
          Interest expense, net                                8,604          (1,568)          7,036          3,775         10,811
          Other (income) expense                                (479)             --            (479)            --           (479)
                                                         -----------     -----------     -----------       --------     ----------

          Loss before benefit for income taxes               (26,756)          1,714         (25,042)        (3,775)       (28,817)
          Provision (benefit) for income taxes                 4,123             643           4,766         (1,416)         3,350
                                                         -----------     -----------     -----------       --------     ----------

          Net loss from continuing operations            $   (30,879)    $     1,071     $   (29,808)      $ (2,359)    $  (32,167)
                                                         ===========     ===========     ===========       ========     ==========

          Loss per share:
             Basic and diluted
                Loss from continuing operations          $     (3.57)                    $     (3.44)                   $    (3.72)

          Weighted average common shares
              Basic                                        8,657,913                       8,657,913                     8,657,913
              Diluted                                      8,657,913                       8,657,913                     8,657,913

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

         The following table summarizes the results of operations before income taxes of the Company's Disposed Operations that are reflected in the Company's pro forma results of operations.
         Amounts are in thousands:


FOR THE YEAR ENDED DECEMBER 31, 1999:

                                                                                             RESTRUCTURING          DISPOSED
                                                    OFFICE OURS           SYNADYNE              & OTHER             OPERATIONS
                                                    -----------          ----------          -------------         ----------
         Revenues                                    $   5,244           $  224,500            $  76,974           $  306,718
         Cost of revenues                                3,854              217,577               66,396              287,827
                                                     ---------           ----------            ---------           ----------

         Gross margin                                    1,390                6,923               10,578               18,891
         Selling, general and administrative             1,481                5,191               12,365               19,037
         Interest expense, net                              57                  338                1,173                1,568
                                                     ---------           ----------            ---------           ----------

         (Loss) income before taxes                  $    (148)          $    1,394            $  (2,960)          $   (1,714)
                                                     =========           ==========            =========           ==========

FOR THE QUARTER ENDED JULY 2, 2000:

                                                                                             RESTRUCTURING          DISPOSED
                                                    OFFICE OURS           SYNADYNE              & OTHER             OPERATIONS
                                                    -----------          ----------          -------------         ----------
          Revenues                                   $      --           $       71            $   8,755           $    8,826
          Cost of revenues                                  --                   83                7,421                7,504
                                                     ---------           ----------            ---------           ----------

          Gross margin                                      --                  (12)               1,334                1,322
          Selling, general and administrative               --                  172                1,029                1,201
          Interest expense, net                             --                   14                  106                  120
                                                     ---------           ----------            ---------           ----------

          (Loss) income before taxes                 $      --           $     (198)           $     199           $        1
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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

Number   Description
------   -----------

 3.1      Amended and Restated Articles of Incorporation of the Company (1)

 3.2      Amended and Restated Bylaws of the Company (2)

*10.68 Ninth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of May 19, 2000.

*10.69 Sixth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated May 19, 2000.

*10.70 Tenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of May 31, 2000.

*10.71 Seventh Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated May 31, 2000.

*10.72 Eleventh Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of June 26, 2000.

*10.73 Eighth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated June 26, 2000.

*10.74 Twelfth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of July 14, 2000.

*10.75 Ninth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated July 14, 2000.

*10.76 Thirteenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of July 31, 2000.

*10.77 Tenth Amendment to Revolving Credit Agreement among Outsource Funding Corporation, the banks from time to time parties thereto, and BankBoston, N.A., as agent for the banks, dated July 31, 2000.

*10.78 Fourteenth Amendment to Third Amended and Restated Credit Agreement among Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc., Outsource International of America, Inc., Mass Staff, Inc., Staff All, Inc., Outsource of Nevada, Inc., Employment Consultants, Inc., X-tra Help, Inc., Co-Staff, Inc., Guardian Employer East, LLC, Guardian Employer West, LLC, each of the banks party to the Credit Agreement and BankBoston, N.A., as agent for the banks, dated as of August 2, 2000.

*10.92(a) Financing Agreement, dated as of August 15, 2000, among Outsource
          International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance, LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.

*10.92(b) Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Finance, LLC.

*10.92(c) Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of A2 Funding LP.

*10.92(d) Term B Note, dated August 15, 2000, in the amount of $9,000,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Holding LLC.

*10.92(e) Revolving Credit Note, dated August 15, 2000, in the amount of
          $33,400,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of The CIT Group/Business Credit, Inc.

*10.92(f) Warrant, dated August 15, 2000, issued to Ableco Holding LLC.

*10.92(g) Registration Rights Agreement, dated as of August 15, 2000, between
          Outsource International, Inc. and Ableco Holding LLC.

*10.93(a) Restructuring Agreement, dated as of August 15, 2000, among Outsource
          International, Inc., Fleet National Bank, as agent, and each of the banks party thereto.

*10.93(b) Notes, each dated August 15, 2000, totaling $5,343,262, made by
          Outsource International, Inc., as Borrower, to the order of Fleet National Bank ($2,200,168.28); LaSalle Bank National Association ($1,257,237.49); Comerica Bank ($1,257,237.49), and SunTrust Bank
          ($628,618.74).

*10.93(c) Warrant Purchase Agreement, dated as of August 15, 2000, among
          Outsource International, Inc., Fleet National Bank, Comerica Bank, LaSalle Bank National Association and SunTrust Bank.

*10.93(d) Form of Warrant, dated August 15, 2000, issued to Fleet National Bank
          (215,874 shares), Comerica Bank (123,356), LaSalle Bank National Association (123,356) and SunTrust Bank (61,679).

*27       Financial Data Schedule

-----------------------------------------------------------------

 *   Previously filed with Form 10-Q on August 21, 2000.

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

(b)  REPORTS ON FORM 8-K:

No reports were filed on Form 8-K during the fiscal quarter ended July 2, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OUTSOURCE INTERNATIONAL, INC.

         Date: September 1, 2000   By:  /s/ Garry E. Meier
                                      -----------------------------------------

                                      Garry E. Meier
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer

         Date: September 1, 2000   By:  /s/ Scott R. Francis
                                      -----------------------------------------

                                      Scott R. Francis
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)