Form 10-Q
period 2000-10-01
OUTSOURCE INTERNATIONAL INC
filed 2000-11-15
CIK 1013316

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 1, 2000

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                     ---------------     --------------

                        Commission file number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          FLORIDA                                              65-0675628
----------------------------                                ----------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                      OUTSTANDING AT NOVEMBER 10, 2000
                  -----                      --------------------------------
Common Stock, par value $.001 per share                  8,687,488

                          OUTSOURCE INTERNATIONAL, INC.
                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----

                         PART I - FINANCIAL INFORMATION


         Item 1 - Financial Statements

           Unaudited Condensed Consolidated Balance Sheets as of October 1, 2000
           and April 2, 2000...........................................................................    2

           Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks
           ended October 1, 2000 and three months ended September 30, 1999.............................    3

           Unaudited Condensed Consolidated Statements of Operations for the twenty six
           weeks ended October 1, 2000 and six months ended September 30, 1999.........................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the twenty six
           weeks ended October 1, 2000 and six months ended September 30, 1999.........................    5

           Notes to Unaudited Condensed Consolidated Financial Statements..............................    6

           Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................................   17

           Item 3 - Quantitative and Qualitative Disclosures about Market Risk.........................   35


                                            PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................................................................   36

         Item 2 - Changes in Securities and Use of Proceeds............................................   36

         Item 3 - Defaults Upon Senior Securities......................................................   36

         Item 6 - Exhibits and Reports on Form 8-K.....................................................   37

         Signatures....................................................................................   40



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)



                                                                             OCTOBER 1, 2000          APRIL 2, 2000
                                                                             ---------------          -------------
ASSETS
Current Assets:
      Cash                                                                       $   2,030             $   1,546
      Trade accounts receivable, net of allowance
           for doubtful accounts of $1,498 and $1,563                               36,837                42,118
      Funding advances to franchises                                                   696                   206
      Assets held for disposition                                                      215                 2,409
      Income tax receivable and other current assets                                 6,653                 5,043
                                                                                 ---------             ---------
           Total current assets                                                     46,431                51,322

Property and equipment, net                                                          7,424                 9,154
Goodwill and other intangible assets, net                                           44,316                45,783
Other assets                                                                         6,013                 2,310
                                                                                 ---------             ---------
           Total assets                                                          $ 104,184             $ 108,569
                                                                                 =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                           $   7,219             $   8,887
      Accrued expenses:
           Payroll                                                                   4,767                10,518
           Payroll taxes                                                             1,912                 4,139
           Workers' compensation and insurance                                       5,285                 5,210
           Other                                                                     3,605                 4,499
      Accrued restructuring charges                                                  1,358                 2,255
      Other current liabilities                                                        982                   506
      Current maturities of long-term debt to related parties                           --                 1,195
      Current maturities of long-term debt                                           1,690                 7,635
      Revolving credit facility                                                         --                50,746
      Current maturities of term loans                                                 500                    --
                                                                                 ---------             ---------
           Total current liabilities                                                27,318                95,590

Non-Current Liabilities
      Senior facilities, net of current maturities                                  15,321                    --
      Term loans, net of current maturities                                         25,425                    --
      Long term debt, net of current maturities                                      1,204                    --
      Other long-term debt, less current maturities                                  6,636                 1,934
                                                                                 ---------             ---------
      Total liabilities                                                             75,904                97,524
                                                                                 ---------             ---------

Commitments and Contingencies (Notes 5, 6 and 7)

Shareholders' Equity:
      Preferred stock, $.001 par value: 10,000,000 shares authorized,
           no shares issued and outstanding                                             --                    --
      Common stock, $.001 par value: 100,000,000 shares authorized,
           8,687,488 shares issued and outstanding                                       9                     9
      Additional paid-in-capital                                                    54,170                53,546
      Accumulated deficit                                                          (25,899)              (42,510)
                                                                                 ---------             ---------
           Total shareholders' equity                                               28,280                11,045
                                                                                 ---------             ---------
           Total liabilities and shareholders' equity                            $ 104,184             $ 108,569
                                                                                 =========             =========


                     See accompanying notes to the unaudited
                  condensed consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THIRTEEN WEEKS ENDED OCTOBER 1, 2000
                   AND THREE MONTHS ENDED SEPTEMBER 30, 1999

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           OCTOBER 1, 2000    SEPTEMBER 30, 1999
                                                                           ---------------    ------------------
Net revenues                                                                $     78,882          $    159,124
Cost of revenues                                                                  62,590               138,352
                                                                            ------------          ------------
Gross profit                                                                      16,292                20,772
                                                                            ------------          ------------
Selling, general and administrative expenses:
      Amortization of intangible assets                                              704                 1,013
      Other selling, general and administrative expenses                          12,550                24,211
                                                                            ------------          ------------
      Total selling, general and administrative expenses                          13,254                25,224
                                                                            ------------          ------------
Restructuring and impairment charges:
      Restructuring charges                                                          940                 5,104
      Impairment of goodwill and other long-lived assets                              --                 2,450
                                                                            ------------          ------------
      Total restructuring and impairment charges                                     940                 7,554
                                                                            ------------          ------------
Operating income (loss)                                                            2,098               (12,006)
                                                                            ------------          ------------
Other expense (income):
      Interest expense, net                                                        2,456                 1,852
      Gain on the disposition of assets and other income, net                       (144)                 (541)
                                                                            ------------          ------------
      Total other expense (income):                                                2,312                 1,311
                                                                            ------------          ------------
Loss before benefit for income taxes                                                (214)              (13,317)

Income tax benefit                                                                (1,283)               (4,998)
                                                                            ------------          ------------
Income (loss) before extraordinary item                                            1,069                (8,319)

Extraordinary item - gain on refinancing of senior debt facilities,
      net of provision for income tax of $5,304                                    8,456                    --
                                                                            ------------          ------------
Net income (loss)                                                           $      9,525          $     (8,319)
                                                                            ============          ============
Weighted average common shares outstanding:
      Basic                                                                    8,687,488             8,657,913
                                                                            ============          ============
      Diluted                                                                 10,292,236             8,657,913
                                                                            ============          ============
Earnings per share:
  Basic
      Income (loss) before extraordinary item                               $       0.13          $      (0.96)
      Extraordinary item, net of provision for income tax                           0.97                    --
                                                                            ------------          ------------
      Net income (loss)                                                     $       1.10          $      (0.96)
                                                                            ============          ============
  Diluted
      Income (loss) before extraordinary item                               $       0.11          $      (0.96)
      Extraordinary item, net of provision for income tax                           0.82                    --
                                                                            ------------          ------------
      Net income (loss)                                                     $       0.93          $      (0.96)
                                                                            ============          ============



                     See accompanying notes to the unaudited
                  condensed consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE TWENTY SIX WEEKS ENDED OCTOBER 1, 2000
                    AND SIX MONTHS ENDED SEPTEMBER 30, 1999

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           OCTOBER 1, 2000     SEPTEMBER 30, 1999
                                                                           ---------------     -------------------
Net revenues                                                                $    160,500          $    302,578
Cost of revenues                                                                 128,021               261,461
                                                                            ------------          ------------
Gross profit                                                                      32,479                41,117
                                                                            ------------          ------------

Selling, general and administrative expenses:
      Amortization of intangible assets                                            1,438                 1,947
      Other selling, general and administrative expenses                          26,539                44,126
                                                                            ------------          ------------
      Total selling, general and administrative expenses                          27,977                46,073
                                                                            ------------          ------------

Restructuring and impairment charges:
      Restructuring charges                                                        1,818                 5,104
      Impairment of goodwill and other long-lived assets                              --                 2,450
                                                                            ------------          ------------
      Total restructuring and impairment charges                                   1,818                 7,554
                                                                            ------------          ------------
Operating income (loss)                                                            2,684               (12,510)
                                                                            ------------          ------------
Other expense (income):
      Interest expense, net                                                        4,369                 3,554
      Gain on disposition of assets and other income, net                           (867)                 (562)
                                                                            ------------          ------------
      Total other expense (income):                                                3,502                 2,992
                                                                            ------------          ------------

Loss before benefit for income taxes                                                (818)              (15,502)
Income tax benefit                                                                (8,973)               (5,934)
                                                                            ------------          ------------
Income (loss) before extraordinary item                                            8,155                (9,568)

Extraordinary item - gain on refinancing of senior debt facilities,
      net of provision for income tax of $5,304                                    8,456                    --
                                                                            ------------          ------------
Net income (loss)                                                           $     16,611          $     (9,568)
                                                                            ============          ============

Weighted average common shares outstanding:
      Basic                                                                    8,681,172             8,657,913
                                                                            ============          ============
      Diluted                                                                 10,086,221             8,657,913
                                                                            ============          ============

Earnings per share:
  Basic
      Income (loss) before extraordinary item                               $       0.94          $      (1.11)
      Extraordinary item, net of provision for income tax                           0.97                    --
                                                                            ------------          ------------
      Net income (loss)                                                     $       1.91          $      (1.11)
                                                                            ============          ============
  Diluted
      Income (loss) before extraordinary item                               $       0.81          $      (1.11)
      Extraordinary item, net of provision for income tax                           0.84                    --
                                                                            ------------          ------------
      Net income (loss)                                                     $       1.65          $      (1.11)
                                                                            ============          ============

                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                 OUTSOURCE INTERNATIONAL INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE TWENTY SIX WEEKS ENDED OCTOBER 1, 2000
                    AND SIX MONTHS ENDED SEPTEMBER 30, 1999

                             (AMOUNTS IN THOUSANDS)


                                                                                    OCTOBER 1, 2000    SEPTEMBER 30, 1999
                                                                                    ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $ 16,611          $ (9,568)
      Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
           Depreciation and amortization                                                  2,784             3,741
           Impairment of goodwill                                                            --             2,450
           Write-down and losses from sale of assets held for disposition                   579             2,547
           Extraordinary gain on refinancing, net of income tax                          (8,456)               --
           Deferred income taxes                                                         (9,530)           (4,940)
           Notes received from franchises                                                    --              (107)
           Gain on the sale of the Company's clerical operations                                             (523)
           Gain on the sale of the Company's PEO operations                                (684)               --
           Loss on disposal of assets, net                                                  153                50
                                                                                       --------          --------
                                                                                          1,457            (6,350)
      Changes in assets and liabilities (excluding effects of acquisitions and dispositions):
           (Increase) decrease in:
                Trade accounts receivable                                                 5,839             3,966
                Prepaid expenses and other current assets                                   363              (975)
                Other assets                                                                (62)              756
           Increase (decrease) in:
                Accounts payable                                                           (100)           (1,004)
                Accrued expenses:
                   Payroll                                                               (5,778)            5,378
                   Payroll taxes                                                         (2,227)              818
                   Workers' compensation and insurance                                        6            (1,393)
                   Debt service and other accrued expenses                               (1,846)              934
                Accrued restructuring charges                                              (937)            1,227
                Other current liabilities                                                  (364)              479
                                                                                       --------          --------
      Net cash (used in) provided by operating activities                                (3,649)            3,836
                                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sales as part of the Restructuring and related matters                  880             1,965
Proceeds from the sale of the Company's PEO operations                                    3,314                --
Funding repayments (advances) from franchises, net                                         (490)              229
Purchases of property and equipment                                                        (301)             (558)
Proceeds from sale of property and equipment                                                 --             1,600
                                                                                       --------          --------
      Net cash provided by investing activities                                           3,403             3,236
                                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in excess of outstanding checks over bank balance,
  included in accounts payable                                                           (2,021)           (2,078)
Repayment of lines of credit and revolving credit facilities                              3,922            (2,913)
Proceeds from interest collar termination                                                    --               250
Related party debt repayments                                                                --              (145)
Repayment of other long-term debt                                                        (1,171)           (2,378)
                                                                                       --------          --------
      Net cash provided by (used in) financing activities                                   730            (7,264)
                                                                                       --------          --------
Net increase (decrease) in cash                                                             484              (192)
Cash, beginning of period                                                                 1,546             1,418
                                                                                       --------          --------
Cash, end of period                                                                    $  2,030          $  1,226
                                                                                       ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                          $  4,970          $  2,432
                                                                                       ========          ========



                     See accompanying notes to the unaudited
                  condensed consolidated financial statements

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. INTERIM FINANCIAL STATEMENTS

     The interim unaudited condensed consolidated financial statements and the related information in these notes as of October 1, 2000 and for the thirteen week period ("Q2 2001") and twenty six week period ("YTD 2001") ended October 1, 2000 and the three month period ("Q3 1999") and six month period ("YTD 1999") ended September 30, 1999 have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the presentation of the financial position and results of operations for the three months and six months ended September 30, 1999 to conform to current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

     The Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") on October 19, 1999, indicating, among other things, its change for financial reporting purposes, effective January 1, 2000, from a fiscal year ended December 31 to a fiscal year ending the 52 or 53 week period ending the Sunday closest to March 31. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K filed with the SEC on April 14, 2000, the financial statements in the Company's Form 10-Q for the transition period ended April 2, 2000 ("Q1 2000") filed with the SEC on May 17, 2000, and the financial statements in the Company's Form 10-Q/A for the quarterly period ended July 2, 2000 ("Q1 2001") filed with the SEC on September 1, 2000.

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

     NOTE 2:  FUTURE LIQUIDITY

     Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by Ableco Finance LLC, as agent (the "Lenders"), which replaced the Company's previous senior credit facility (the "Fleet Facility") with a $33.4 million revolving credit facility (the "Ableco Facility") and two term loans of $17.6 million and $9.0 million, respectively. In connection with the repayment of the Fleet Facility, the Company issued a four-year, $5.3 million subordinated term note to the lenders of the Fleet Facility. Simultaneously with the closing of the Ableco Facility, the Company cured the defaults under certain of its outstanding subordinated acquisition notes payable. These notes were amended to provide for a five year term, interest only for three years and then two years of equal monthly payments of principal and interest, at the end of which those notes will be fully paid and then retired (see Note 5).

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION

     On August 6, 1999, the Company announced the following actions to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible industrial staffing division) and improve its operating performance within that segment:

     (i) the sale of Office Ours, the Company's clerical staffing division, effective August 30, 1999. Revenues of Office Ours, for the three months and six months ended September 30, 1999, were $1.3 million and $3.3 million, respectively, and the loss before taxes for these operations, on a basis consistent with the segment information presented in Note 9, was approximately $0.1 million and $0.1 million for those same periods.

     (ii) the engagement of an investment banking firm to assist in the evaluation of strategic options, including the possible sale, of Synadyne, the Company's PEO division. Effective April 8, 2000, the Company sold the operations of Synadyne for net proceeds at closing of $3.3 million. In addition, if the Company meets certain performance criteria for the one-year period subsequent to the sale, it will receive additional proceeds of $1.25 million. In connection with the sale of its PEO operations, the Company recorded a pre-tax non-operating gain of $0.7 million in its results of operations for the quarter ended July 2, 2000. Revenues of Synadyne were $59.3 million during Q3 1999, and $114.4 million and $0.1 million during YTD 1999 and YTD 2001, respectively. On a basis consistent with the segment information presented in Note 9, the Company reported net loss before taxes for the PEO operations of $0.2 million during YTD 2001 and net income before taxes of $0.8 million during YTD 1999. The Company's net income before taxes for these operations during Q3 1999 was $0.3 million.

     (iii)a reduction of the Company's flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees, approximately 11% of the Company's workforce; and an additional reduction of 59 employees through the second fiscal quarter of 2001. As of October 31, 2000, 48 branch offices have been eliminated in connection with our restructuring plan, 41 of which had been sold, franchised, closed, or consolidated as of October 1, 2000. During Q2 2001 one office was removed from the held for disposition classification. Subsequently, during October 2000, seven offices, two of which were added to this classification during the quarter, were sold. The 48 offices sold, franchised, closed, or consolidated were not expected to be adequately profitable or were inconsistent with our operating strategy of clustering offices within specific geographic regions. In addition, during Q1 2001, when it became apparent that certain employees in offices sold and franchised to third parties would continue employment with such buyers, the expected reduction in staff was modified from 59 employees to 32 employees. Subsequently, in Q2 2001, in connection with the Restructuring, the Company reduced its workforce by an additional 16 employees.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

     The restructuring charge accrual and its utilization are as follows:




                                                                                        FISCAL YEAR 2001
                                                                       -------------------------------------------------------
                                                                        CHARGES TO (REVERSALS
                                                                            OF) OPERATIONS       UTILIZATION
                                            ORIGINAL     BALANCE AT    ----------------------  -----------------   BALANCE AT
(Amounts in thousands)                       CHARGE        4/2/00      Q1 2001     Q2 2001     CASH     NON-CASH    10/1/00
                                           ----------   -------------  -------     -------     ----     --------  ------------
Employee severance and
    other termination benefits                  $ 4,040    $ 2,139    $   (89)    $   152    $   939    $    --    $ 1,263

Professional fees                                 1,205         34        369         401        764         --         40
Lease termination and write-down of
    leasehold improvements at closed offices        400         49         (2)         36         28         --         55

Other restructuring charges                         146         33        154         218        405         --         --
                                                -------    -------    -------     -------    -------    -------    -------

Accrued restructuring charges                     5,791      2,255        432         807      2,136         --      1,358

Write-down to fair value/loss on sale
    of assets identified for disposition          5,429         --        446         133         --        579         --
                                                -------    -------    -------     -------    -------    -------    -------

Total restructuring and asset
    impairment activity                         $11,220    $ 2,255    $   878     $   940    $ 2,136    $   579    $ 1,358
                                                =======    =======    =======     =======    =======    =======    =======



     SEVERANCE AND OTHER RESTRUCTURING CHARGES

     The original $11.2 million restructuring charge (the "Restructuring Charge") included $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were decreased by $0.2 million and $0.1 million during Q1 2000 and Q1 2001, respectively, to reflect the fact that certain employees of offices sold and franchised to third parties would continue employment with such buyers or franchisees and would not be paid the severance amounts that had been accrued. The Company recorded an additional $0.2 million in severance costs in Q2 2001 due to a reduction of headcount by 16 employees during the period whose severance payments were not accrued as part of the Company's original Restructuring Charge. The remaining liability consisted of $1.3 million for severance and other termination benefits as of October 1, 2000 for ten executive management employees who have been terminated during the period of August 1999 through August 2000, and will paid over a period ranging from one week to 18 months from the balance sheet date.

     The Company recorded professional fees of $0.4 million and $0.8 million as restructuring costs incurred during Q2 2001 and YTD 2001, respectively. These professional fees were comprised primarily of amounts paid to Crossroads LLC, a consulting firm based in Newport Beach, California ("Crossroads"), for its services related to the Restructuring.

     The Company utilized $0.2 million and $0.3 million of the Restructuring Charge during Q1 2001 and Q2 2001, respectively, for the costs of terminating real estate leases as well as for writing down the carrying value of leasehold improvements and other assets not usable in other Company operations.

     ASSETS HELD FOR DISPOSITION

     The Restructuring Charge included a $5.4 million write-down of assets, recorded in the Company's results of operations when these assets were classified as held for disposition, to their estimated net realizable value based on management's estimate of the ultimate sales prices that would be negotiated for these assets. Subsequent to December 31, 1999, when actual sales prices of these assets were negotiated, the charge was increased by $0.1 million in Q1 2000, and subsequently increased by $0.4 million in Q1 2001. Based on the negotiations of the actual sales prices of certain assets sold subsequent to October 1, 2000, the Company recorded an additional charge of $0.1 million during Q2 2001.

     During Q1 2001, the Company (i) sold one staffing office and closed another, in the state of Minnesota, effective

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

     April 10, 2000, for cash proceeds of $60,000, (ii) franchised one of its staffing offices in the state of Ohio, effective April 10, 2000, for cash proceeds of $20,000, and (iii) effective June 26, 2000, sold its operations in the states of New Jersey and Pennsylvania, comprising six staffing offices and two "vendor on premises" locations, for $1.3 million (comprised of cash proceeds of $0.8 million and two promissory notes totaling $0.5 million). In connection with the sale of its staffing offices in New Jersey and Pennsylvania, the Company recorded a $0.4 million loss on the sale, in addition to the original $2.1 million write-down of these assets to their estimated net realizable value upon their classification as assets held for disposition.

     No assets were sold in Q2 2001.

     Effective October 29, 2000, the Company sold its operations in the states of New Hampshire and Massachusetts, comprising five offices and two "vendor on premises" locations, for $125,000, comprised of cash proceeds of $50,000 at closing and a two year $75,000 promissory note. In addition, the Company will receive additional amounts equal to 30% of EBITDA of the sold offices during the next two years. Excluded from the sale were cash, accounts receivable and deferred income taxes, as well as accrued liabilities and accounts payable. The Company recorded an additional $133,000 charge to restructuring as well as accrued liabilities and accounts payable during Q2 2001 to reduce the carrying value of these assets to their net realizable value.

     During Q3 2001, the Company classified two additional offices as held for sale. All of the Company's offices classified as held for sale were sold or franchised by October 31, 2000.

     Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.1 million in Q2 2001 and $0.2 million YTD 2001.

     The Company's assets held for disposition as of October 1, 2000, stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs), were as follows (amounts are in thousands):


                                              NET ORIGINAL COST
                               -----------------------------------------------
                                  PROPERTY        GOODWILL AND                   LOWER OF
                                    AND               OTHER                      COST OR
                                 EQUIPMENT      INTANGIBLE ASSETS   TOTAL       FAIR VALUE
                               -------------------------------------------------------------
Tandem branch offices               $  195            $1,045         $1,240         $  215
                                    ======            ======         ======         ======


     The Tandem operations held for disposition, as well as those sold, franchised or closed (excluding offices consolidated into existing offices) as part of the Restructuring as of October 1, 2000, generated revenues and income before taxes as follows (amounts are in thousands):

                               THIRTEEN WEEKS      THREE MONTHS          TWENTY SIX         SIX MONTHS
                                   ENDED              ENDED              WEEKS ENDED           ENDED
                                OCT 1, 2000        SEPT 30, 1999         OCT 1, 2000        SEPT 30, 1999
                              --------------     ----------------       -------------      --------------
Revenues                         $  2,560           $ 15,183               $ 10,487           $ 28,492
                                 ========           ========               ========           ========
Net loss before taxes            $   (151)          $   (251)              $     (6)          $   (880)
                                 ========           ========               ========           ========

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 4. INCOME TAXES

     The Company's effective tax rate varies from the statutory federal rate of 35% as follows (amounts presented are in thousands, except for percentages):

                                                            THIRTEEN WEEKS              THREE MONTHS
                                                          ENDED OCT 1, 2000          ENDED SEPT 30, 1999
                                                         --------------------        -------------------
                                                         AMOUNT          RATE         AMOUNT      RATE
                                                         ------          ----         ------      ----

Statutory rate applied to income before income taxes
   and extraordinary item                                $   (75)       (35.0)%     $(4,662)       (35.0)%
Increase (decrease) in income taxes resulting from:
   State income taxes, net of federal benefit                171         79.9          (564)        (4.2)
   Employment tax credits                                   (139)       (65.0)         (106)        (0.8)
   Nondeductible expenses                                     20          9.3            --           --
   Other                                                     493        230.2           334          2.5
                                                         -------      -------       -------      -------
Total before valuation allowance                             470        219.5        (4,998)       (37.5)
Change in valuation allowance                             (1,753)      (819.2)           --           --
                                                         -------      -------       -------      -------
Total                                                    $(1,283)      (599.8)%     $(4,998)       (37.5)%
                                                         =======      =======       =======      =======

                                                             TWENTY SIX WEEKS             SIX MONTHS
                                                            ENDED OCT 1, 2000         ENDED SEPT 30, 1999
                                                           ------------------         --------------------
                                                           AMOUNT        RATE          AMOUNT      RATE
                                                           ------        ----          ------      ----

Statutory rate applied to income before income taxes
   and extraordinary item                                 $  (286)       (35.0)%     $(5,427)       (35.0)%
Increase (decrease) in income taxes resulting from:
   State income taxes, net of federal benefit                 191         23.4          (644)        (4.2)
   Employment tax credits                                    (220)       (26.9)         (270)        (1.7)
   Nondeductible expenses                                      49          6.0            --           --
   Other                                                      813         99.4           407          2.6
                                                          -------      -------       -------      -------
Total before valuation allowance                              547         66.9        (5,934)       (38.3)
Change in valuation allowance                              (9,520)    (1,165.2)           --           --
                                                          -------      -------       -------      -------
Total                                                     $(8,973)    (1,098.3)%     $(5,934)       (38.3)%
                                                          =======      =======       =======      =======

     During Q1 2001, the Company reduced its deferred tax asset valuation allowance by $7.7 million, which was expected to be realized through utilization of the existing net operating loss carryforward, relating to the extinguishment gain that was recorded in Q2 2001 (see Note 5), and through taxable income from future operations. The Company's expectations of future taxable income are consistent with past operating history and do not incorporate operating improvements to achieve such income. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance that may be required if management's assessment changes regarding the realizability of the deferred tax assets in future periods. During Q2 2001, the Company reduced the deferred tax valuation allowance by an additional $1.8 million based on improvements in the Company's operating results. The valuation allowance was established in 1999 and was increased by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes". As of October 1, 2000, the deferred tax asset of $10.8 million, offset by a valuation allowance of $6.5 million, was reflected in the Company's Consolidated Balance Sheets as follows: income tax receivable and other current assets includes $4.6 million of the deferred tax asset offset by a valuation allowance of $2.8 million. The other assets classification on the balance sheet includes $6.2 million of the deferred tax asset offset by a valuation allowance of $3.7 million.

     The employment tax credit carryforward of $3.7 million as of October 1, 2000 will expire during the years 2012 through 2020. The employment tax credits recorded by the Company from February 21, 1997 through December 31, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving.

     During 1999, the Company received a preliminary report from the IRS proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. These subsidiaries were "S" corporations for the periods under examination. Since that time, and as a result of analysis and discussions among the IRS, the original shareholders of the subsidiaries and the Company, the proposed adjustments have been modified. The Company is currently evaluating the merits of these proposed adjustments with the original shareholders. The proposed adjustments, if ultimately accepted or proven to be appropriate, would not result in a materially unfavorable effect on the Company's results of operations, although additional shareholder distributions could result as discussed in
     Note 6.

     NOTE 5. DEBT

     SENIOR DEBT FACILITIES

     Effective August 15, 2000, the Company entered into the Ableco Facility, a three-year financing agreement

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 5. DEBT (CONTINUED)

     which replaced the Fleet Facility with a $33.4 million revolving credit facility (the "Revolving Credit Facility"), which includes a subfacility for the issuance of standby letters of credit, and two term loans, Term Loan A and Term Loan B ("Term Loans"), of $17.6 million and $9.0 million, respectively (the "Refinancing"). Both the Revolving Credit Facility and the Term Loans are secured by all the assets of the Company and its subsidiaries. The Revolving Credit Facility bears interest at prime or 9.0%, whichever is greater, plus 2%. The Term Loans bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively. In connection with the Refinancing, the Company issued warrants to the Lenders to purchase up to a maximum of 200,000 common shares of the Company, exercisable for a term of five years, at $0.01 per warrant, but only if any letter of credit issued by the Lenders on behalf of the Company is drawn upon.

     A portion of the Ableco Facility was used to satisfy the Fleet Facility with FleetNational Bank, for itself and as agent for three other banks (the "Fleet Group"). Prior to the closing of the Refinancing, the outstanding balance of the Fleet Facility was approximately $52.0 million. The balance was repaid in full with a cash payment of approximately $32.3 million and the issuance of a four-year, $5.3 million subordinated term note (the "Fleet Term Note"). The Fleet Term Note is subordinated to the Revolving Credit Facility and Term Loans and includes interest only for four years, followed by a balloon payment for the entire principal amount. In addition, the Company is entitled to a 60% discount on the Fleet Term Note if it is satisfied within 18 months. This obligation bears interest at Fleet's Alternative Prime Rate ("APR") plus 3.5% per annum. In connection with the Refinancing and in satisfaction of the Company's obligation to the Fleet Group, the Company has issued 524,265 warrants to the Fleet Group to purchase common shares of the Company, which constitutes 5.0% of the common stock of the Company on a fully diluted basis. The warrants are exercisable for a term of 10 years at $0.001 per warrant. In connection with the Refinancing and the termination of the Fleet Facility, the Company recorded an extraordinary gain of approximately $8.5 million, net of tax, in the quarter ending October 1, 2000.

     As of October 1, 2000, the Company had gross outstanding borrowings $18.8 million under its Revolving Credit Facility, $26.0 million under the provisions of the Term Loans, and $5.3 million under the provisions of the Fleet Term Note. As of the end of the quarter, the Revolving Credit Facility bore interest at 11.5%. Term Loan A and Term Loan B bore interest at 13.0% and 14.5%, respectively, and the Fleet Term Note bore interest at 13.0%. The weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses, was approximately 12.7% per annum, compared to approximately 10.8% per annum in Q3 1999. In connection with the Refinancing on August 15, 2000, the Company recorded a debt discount of $9.0 million, which is being amortized as interest expense over the three year life of the borrowing agreements. The weighted average interest rate during the period, including the debt discount was 20.9%.

     In addition to the Revolving Credit Facility indebtedness discussed above, the Company had bank standby letters of credit outstanding in the aggregate amount of $2.3 million as of October 1, 2000, of which $1.7 million secured the pre-1999 portion of the workers' compensation obligations that are recorded as a current liability on the Company's Consolidated Balance Sheets. The remaining $0.6 million, which is supported by a $0.6 million cash escrow balance, is to secure future payments on a capital lease for furniture that was sold along with the Company's corporate headquarters building.

     SUBORDINATED DEBT

     In order to remain in compliance with certain covenants in the Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its subordinated acquisition notes payable in 1999. The Company had not made substantially all of the scheduled payments due and, as a result, was in default on acquisition notes payable having a total outstanding principal balance of $6.9 million as of August 15, 2000. On August 15, 2000, in connection with the Refinancing, the acquisition notes payable were

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 5. DEBT (CONTINUED)

     amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the debt for three years following the closing of the Refinancing, followed by two years of equal monthly payments of interest and principal, which will retire the debt. In connection with the amendments to the subordinated acquisition notes payable, the Company paid $0.8 million of accrued interest to the relevant noteholders at the closing of the Refinancing.

     NOTE 6. COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER DISTRIBUTION: Effective February 21, 1997, the Company acquired all of the outstanding capital stock of nine companies under common ownership and management, in exchange for shares of the Company's common stock and distribution of previously undistributed taxable earnings of those nine companies (the "Reorganization"). This distribution, supplemented by an additional distribution made in September 1998, may be subject to adjustment based upon the final determination of taxable income through February 21, 1997. Although the Company has completed and filed its Federal and state tax returns for all periods through February 21, 1997, further cash distributions may be required in the event the Company's taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason. As a result of the IRS audit of the years 1994 through 1996 (see Note 4), the Company expects to negotiate a settlement with the Company's original shareholders of at least $2.0 million, in satisfaction of the Company's outstanding obligations to such original shareholders.

     LITIGATION: On September 13, 2000, a default final judgment in the amount of $0.8 million was entered against Synadyne III, Inc., a wholly-owned subsidiary of the Company ("Synadyne III"), in the County Court, Dallas County, Texas. The action was brought by an employee of an independent agency of the Allstate Insurance Company claiming that the owner of that agency discriminated against her in violatoin of the Texas Commission of Human Rights Act of 1983. Synadyne III was under contract with this insurance agency to provide PEO services. It is the Company's contention that the complaint in this action was never properly served on Synadyne III and; therefore, the Company has filed a motion to vacate this judgment on the grounds that it was obtained without due process to Synadyne III. The Company believes, based on the advice of counsel, that it will be successful in vacating the judgment and the ultimate resolution of this matter will not have a material adverse effect on its financial position or future operating results. Accordingly, the Company has not made any adjustments to the financial statements for this matter.

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

     FEDERAL EMPLOYMENT TAX REPORTING PENALTIES: During September 1999, the Company was notified by the IRS of its intent to assess penalties of $500,000 related to W-2s filed by the Company for 1997 for employees with invalid Social Security numbers. The Company has requested an abatement of the penalty and does not currently expect that the penalty ultimately charged will exceed $300,000, which amount was included in selling, general and administrative expenses in 1999, and is reflected as a current liability on the Company's October 1, 2000 Consolidated Balance Sheet. However, there can be no assurance that the Company will not be required to ultimately pay a higher penalty in connection with this matter.

     UNCLAIMED PROPERTY AUDIT: A state in which the Company conducts a significant portion of its operations has

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     begun and substantially completed an audit of the Company's compliance with escheat (unclaimed property) statutes. The applicable state escheat laws cover a wide range of situations and property types and have a ten-year statute of limitations. In addition, it is common for states to share information in this area. During Q2 2001, the Company paid $33,000 in settlement of this liability

     WORKERS' COMPENSATION: Since 1997, the Company's workers' compensation expense was effectively capped at a contractually-agreed percentage of payroll. In 1997 and 1998, the Company's expense was limited to the cap even though the estimated ultimate cost of the actual claims experience was greater than the cap. In 1999, the estimated ultimate cost of the actual claims experience was used as the basis of the Company's workers' compensation expense since it was approximately $1.7 million less than the cap (3.5% of payroll). The estimated ultimate cost of the 1999 claims experience was determined based on information from an independent third-party administrator employed by the Company plus an allowance for claims incurred but not reported, based on prior experience and other relevant data. The Company's methodology for determining workers' compensation expense in the fiscal year 2001 is consistent with that used for calendar year 1999 and YTD 2001 workers' compensation expense has been less than the cap.

     The Company routinely adjusts the accruals made in prior years for workers' compensation claims and expenses, based on updated information from its insurance carriers, its independent third-party administrator and its own analysis. These adjustments are included as a component of cost of sales in the period in which it becomes apparent that an adjustment is required.

     EMPLOYMENT AGREEMENTS: As of October 1, 2000, the Company had certain obligations under employment agreements it had entered into with its Chief Executive Officer ("CEO"), its former CEO and thirteen other officers. Under the terms of those agreements, in the event that the Company terminates the employment of any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (ranging from three months to two years) of the officer's annual base salary and bonus prior to termination. In addition, all incentive stock options held by such employees would become immediately exercisable. More substantial severance provisions apply if any of those officers are terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements.

     Between February 1999 and August 2000, eleven of the fifteen officers referred to above separated from the Company, resulting in the Company's obligation to pay two of those officers' salary for two years, three of those officers' salaries for one year and six of those officers' salaries for six months, in exchange for their agreement to, among other things, not compete with the Company during that period. The aggregate costs of these severance agreements total $3.1 million, of which $1.8 million has been paid as of October 1, 2000, and $1.3 million is accrued in the Company's October 1, 2000 Consolidated Balance Sheet.

     On June 1, 2000, pursuant to the terms of one of the severance agreements described in the preceding paragraph, the Company provided a $0.2 million advance on severance, which is being deducted by the Company in bi-monthly installments payable over two years to a former officer of the Company.

     CONSULTING CONTRACT: In May 1999, the Company engaged Crossroads to review the Company's existing business plan and make recommendations for adjustments to strategy as well as financial and operational improvements. In July 1999, the engagement was modified to add additional services, including working with management to develop the Restructuring plan and a revised business plan based on the restructured company (see Note 3), assisting in extending the Fleet Facility, arranging for new financing, and periodically reporting to the Company's Board of Directors and lenders' syndicate. In August 1999, a representative of Crossroads was appointed as the Company's interim chief operating officer and the interim president of the Tandem division. In connection with

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     services provided by Crossroads to assist in the Restructuring, the Company has incurred costs of $2.3 million through October 1, 2000, of which $0.4 million and $0.8 million was for services provided during Q2 2001 and YTD 2001. These amounts were included in the restructuring charge recorded by the Company in its results of operations.

     In connection with the Refinancing, the Company paid Crossroads $0.9 million for its assistance in securing the new credit facility. This charge, along with other costs relating to the Refinancing, is being amortized in the Company's results of operations over the three-year term of the Refinancing agreements.

     STOCK OPTIONS AND WARRANTS: During February 2000, the Company granted options to purchase 400,000 shares of the Company's common stock to the Company's new CEO at $2.25 per share. In March 2000, the Company granted options to purchase 473,038 shares of the Company's common stock to various employees at $2.125 per share, of which 122,277 shares were cancelled due to employee terminations, and 350,761 shares remain outstanding as of October 1, 2000. The Company also granted options to purchase 60,000 shares of the Company's common stock, at $1.25 per share, in August 2000. This grant vests over a four-year period from the grant date. As of October 1, 2000, the Company had in aggregate, 1,716,754 stock options and 1,974,687 warrants to purchase shares of the Company's common stock outstanding. On October 31, 2000, the Company completed a tender offer to cancel certain of its outstanding options to purchase the Company's common stock, resulting in the cancellation of 337,766 options at a cost to the Company of $103,842 (see Note 10).

     The total number of shares of common stock reserved for issuance under the stock option plan as of October 1, 2000 was 2,000,000, as agreed to by the Company's Board of Directors in April 1999 and approved by the Company's shareholders at their May 1999 annual meeting.

     DELISTING FROM THE NASDAQ NATIONAL MARKET: On August 9, 2000, the Company was notified by Nasdaq-Amex that the Company was not in compliance with the minimum $4 million net tangible assets for continued listing on the Nasdaq National Market, and that the Company's common stock would be delisted effective August 10, 2000. Pursuant to the notification received from Nasdaq-Amex, the Company's common stock was delisted from the Nasdaq National Market and is now traded on the OTC Bulletin Board. As a result of completing the Refinancing (see Note 5), the Company believes it has taken the steps necessary to cure the net tangible asset deficiency and has appealed the delisting decision to the Nasdaq Listing and Review Council.

     NOTE 7. RELATED PARTY TRANSACTIONS

     The Company recognized revenue, which includes royalties and payments under buyout agreements, of $0.2 million in Q3 1999 and $0.5 million during YTD 1999, respectively, from all franchises owned by significant shareholders of the Company. The Company recognized no revenue in YTD 2001 from these franchises. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyouts, the Company receives an initial payment from the former franchisee and continues to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date.

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

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 7. RELATED PARTY TRANSACTIONS

     Effective August 15, 2000 this note was amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the principal balance of the note, for three years, followed by two years of equal monthly payments of principal and interest, which will retire the note.

     NOTE 8. COMPUTATION OF EARNINGS (LOSS) PER SHARE

     The Company calculates earnings (loss) per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". Certain of the outstanding options and warrants to purchase common stock of the Company were anti-dilutive for Q3 1999 and YTD 1999, respectively, and accordingly were excluded from the calculation of diluted weighted average common shares for that period, solely because the result of operations was a net loss instead of net income. The Company recognized net income in Q2 2001 and YTD 2001; therefore, the Company included the equivalent of 1,604,747 and 1,405,048 shares, respectively, in its calculation of fully diluted earnings per share.

     NOTE 9. OPERATING SEGMENT INFORMATION

     The Company's reportable operating segments are as follows:

     TANDEM: This segment derives revenues from recruiting, training and deploying temporary industrial personnel and from providing payroll administration, risk management and benefits administration services.

     SYNADYNE: This segment derived revenues from providing a comprehensive package of PEO services to its clients including payroll administration, risk management, benefits administration and human resource consultation. See Note 3 relating to the Company's disposition of these operations effective April 8, 2000.

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

     Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's consolidated financial statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses and interest expense in excess of interest charged to the segments based on their outstanding receivables. The Company does not regularly provide information regarding the reportable segments' net assets to the chief operating decision-maker. Certain reclassifications have been made between segments to Income (Loss) Before Taxes in Q3 1999 and YTD 1999 to be consistent with current period presentation.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 9. OPERATING SEGMENT INFORMATION (CONTINUED)

                                         THIRTEEN WEEKS      THREE MONTHS         TWENTY SIX        SIX MONTHS
                                            ENDED                ENDED           WEEKS ENDED           ENDED
                                         OCT 1, 2000         SEPT 30, 1999       OCT 1, 2000       SEPT 30, 1999
                                         -----------         -------------       -----------       -------------
                                                               (Amounts in thousands)
REVENUES

Tandem                                       $  78,055          $  93,010          $ 158,914          $ 172,865
Synadyne                                            --             59,325                 71            114,404
Franchising                                        727              1,036              1,381              3,505
Other Company revenues                             100              5,753                134             11,804
                                             ---------          ---------          ---------          ---------

Total Company revenues                       $  78,882          $ 159,124          $ 160,500          $ 302,578
                                             =========          =========          =========          =========

INCOME (LOSS) BEFORE TAXES

Tandem                                       $   5,824          $   1,900          $  10,439          $   2,387
Synadyne                                            --                284               (198)               807
Franchising                                        602                882              1,098              3,073
Other Company income (loss), net (1)            (6,640)           (16,383)           (12,157)           (21,769)
                                             ---------          ---------          ---------          ---------
The Company's loss before taxes              $    (214)         $ (13,317)         $    (818)         $ (15,502)
                                             =========          =========          =========          =========



---------------
(1) During Q2 2001 and FYTD 2001, the Company recognized restructuring charges of $0.9 million and $1.8 million, respectively, and a $0.7 million gain on the sale of the Company's PEO operations during YTD 2001

     NOTE 10. SUBSEQUENT EVENTS

     On October 31, 2000, the Company agreed to purchase for cancellation certain of its outstanding incentive stock options with an exercise price ranging from $10.38 to $18.88, for proceeds of $0.1 million.

     On November 10, 2000, the Company authorized the issuance of options to purchase 162,503 shares of the Company's common stock at $1.01 per share.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH
     "FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS".

     GENERAL

     We offer our clients flexible industrial staffing services through our Tandem division, targeting opportunities in that fragmented, growing market which we believe has to date been under-served by large full service staffing companies. Significant benefits of Tandem's services to clients include providing clients with the ability to outsource their recruiting and hiring functions and other logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services.

     Flexible industrial staffing services include recruiting, hiring, training and deploying temporary industrial personnel as well as payroll administration, risk management and benefits administration services. Tandem delivers its flexible industrial staffing services through a nationwide network of 84 company-owned branch offices and 51 franchised offices. We aggregate our company-owned branches into 12 geographic districts, which we combine into three geographic zones: East, Midwest and West.

     Until we sold the operations of our Synadyne division in April 2000, we also provided professional employer organization, or PEO, services to small and medium-sized businesses (those with less than 500 employees). PEO services included payroll administration, risk management, benefits administration and human resource consultation.

     Our revenues are based on the salaries and wages of worksite employees. We recognize revenues, and the associated costs of wages, salaries, employment taxes and benefits related to worksite employees, in the period during which our employees perform the services. Since we are at risk for all of our direct costs, independent of whether we receive payment from our clients, we recognize as revenue all amounts billed to our clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage, net of credits and allowances, which is consistent with industry practice. Our primary direct costs are (1) the salaries and wages of worksite employees (trade payroll costs), (2) employment-related taxes, (3) health benefits, (4) workers' compensation benefits and insurance, and (5) worksite employee transportation.

     Our Tandem division generates significantly higher gross profit margins than our former Synadyne division. The higher staffing margins reflect compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of our relationship with the client.

     On August 6, 1999, we announced the following actions intended to improve our short-term liquidity, focus our efforts on flexible industrial staffing within our Tandem division and improve our operating performance within that division:

     o the sale of Office Ours, our clerical staffing division, which was completed on August 30, 1999;

     o the engagement of an investment banking firm to assist in the evaluation of strategic options for our Synadyne division which ultimately resulted in the sale of the operations of Synadyne on April 8, 2000; and

     o a reduction of our flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices that existed as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees, approximately 11% of our workforce; and an additional reduction of 48 employees through the second fiscal quarter of 2001. As of October 31, 2000, 48 branch offices have been eliminated in connection with our restructuring plan, 41 of which had been sold, franchised, closed, or consolidated as of October 1, 2000. During Q2 2001 one office was removed from the assets held for sale classification. Subsequently, during October 2000, seven offices, two of which were added to this classification during the quarter, were sold. The 48 offices sold, franchised, closed, or consolidated were not expected to be adequately profitable or were inconsistent with our operating strategy of clustering offices within specific geographic regions.

     RESULTS OF OPERATIONS

     The following tables set forth the amounts and percentages of net revenues of certain items in our consolidated statements of operations for the periods indicated. Certain reclassifications have been made to the presentation of the results of operations for the quarter ended and six months ended September 30, 1999 to conform to current presentation. The dollar amounts are presented in thousands:


                                                      THIRTEEN WEEKS     THREE MONTHS       TWENTY SIX WEEKS    SIX MONTHS
                                                          ENDED              ENDED               ENDED             ENDED
                                                       OCT 1, 2000       SEPT 30,1999          OCT 1, 2000      SEPT 30,1999
                                                     ---------------    -------------       -----------------  --------------

Net revenues:
Tandem                                                  $  78,055           $  93,010           $ 158,914           $ 172,865
Synadyne                                                       --              59,325                  71             114,404
Franchising                                                   727               1,036               1,381               3,505
Other                                                         100               5,753                 134              11,804
                                                        ---------           ---------           ---------           ---------
Total net revenues                                      $  78,882           $ 159,124           $ 160,500           $ 302,578
                                                        =========           =========           =========           =========
Gross profit                                            $  16,292           $  20,772           $  32,479           $  41,117
Selling, general and adminstrative expenses (1)            13,254              25,224              27,977              46,073
Restructuring and asset impairment charges                    940               7,554               1,818               7,554
                                                        ---------           ---------           ---------           ---------
Operating income (loss) (1)                                 2,098             (12,006)              2,684             (12,510)
Net interest and other expense                              2,312               1,311               3,502               2,992
                                                        ---------           ---------           ---------           ---------
Loss before benefit for income taxes (1)                     (214)            (13,317)               (818)            (15,502)
Benefit for income taxes                                   (1,283)             (4,998)             (8,973)             (5,934)
                                                        ---------           ---------           ---------           ---------
Net income (loss) before extraordinary item (1)         $   1,069           $  (8,319)          $   8,155           $  (9,568)
                                                        =========           =========           =========           =========

Net revenues:
Tandem                                                       99.0%               58.5%               99.0%               57.1%
Synadyne                                                      0.0                37.3                 0.0                37.8
Franchising                                                   0.9                 0.7                 0.9                 1.2
Other                                                         0.1                 3.6                 0.1                 3.9
                                                        ---------           ---------           ---------           ---------
Total net revenues                                          100.0%              100.0%              100.0%              100.0%
                                                        =========           =========           =========           =========
Gross profit                                                 20.7%               13.1%               20.2%               13.6%
Selling, general and adminstrative expenses (1)              16.8                15.9                17.4                15.2
Restructuring and asset impairment charges                    1.2                 4.7                 1.1                 2.5
                                                        ---------           ---------           ---------           ---------
Operating income (loss) (1)                                   2.7                (7.5)                1.7                (4.1)
Net interest and other expense                                2.9                 0.8                 2.2                 1.0
                                                        ---------           ---------           ---------           ---------
Loss before benefit for income taxes (1)                     (0.3)               (8.4)               (0.5)               (5.1)
Benefit for income taxes                                     (1.6)               (3.1)               (5.6)               (2.0)
                                                        ---------           ---------           ---------           ---------
Net income (loss) (1)                                         1.4%               (5.2)%               5.1%               (3.2)
                                                        =========           =========           =========           =========
SYSTEM OPERATING DATA:
System Revenues (2)                                     $ 102,854           $ 176,143           $ 205,924           $ 335,494
                                                        =========           =========           =========           =========
System employees (number at the end of period)             23,800              38,200              23,800              38,200
                                                        =========           =========           =========           =========
System offices (number at the end of period)                  135                 161                 135                 161
                                                        =========           =========           =========           =========

--------------------
(1) During the twenty six weeks ended October 1, 2000, we recorded an increase to our restructuring reserve of $1.8 million (of which $0.9 million was recorded in the quarter), a non-operating gain of $0.7 million from the sale of the our PEO operations, a $9.5 million decrease to our deferred tax asset valuation allowance (of which $1.8 million was recorded during Q2 2001) and an extraordinary gain from refinancing of $8.5 million (net of $5.3 million of income tax). During Q3 1999, we recorded restructuring and asset impairment charges of $7.6 million and a $2.7 million loss on certain accounts receivable that were subsequently sold in Q4 1999. The following table sets forth the amounts (in thousands, except for per share data) and the percentage of certain items in the our consolidated statements of operations adjusted to exclude these items:

                                                   THIRTEEN WEEKS   THREE MONTHS       TWENTY SIX       SIX MONTHS
                                                       ENDED            ENDED         WEEKS ENDED          ENDED
                                                    OCT 1, 2000     SEPT 30, 1999     OCT 1, 2000      SEPT 30, 1999
                                                  --------------   ---------------   --------------   ---------------

Operating income (loss), as adjusted                $   3,038        $  (1,786)        $   4,501        $  (2,289)

As a percentage of net revenues                           3.9%            (1.1)%             2.8%            (0.8)%

Net income (loss), as adjusted                      $     256        $  (2,195)        $    (231)       $  (3,444)

As a percentage of net revenues                           0.3%            (1.4)%            (0.1)%           (1.1)%

Earnings (loss) per diluted share, as adjusted      $    0.02        $   (0.25)        $   (0.03)       $   (0.40)

EBITDA, as adjusted                                     4,567               84             7,485            1,491



         EBITDA is earnings (net income) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA, as adjusted, excludes the restructuring reserve, other unusual expenses, and the non-operating gains and losses described above. EBITDA is presented because it is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(2) System revenues are the sum of our net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding our penetration of the market for our services, as well as the scope and size of our operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to us, are derived from reports that are unaudited. System revenues consist of the following for the periods presented:


                                  THIRTEEN WEEKS      THREE MONTHS        TWENTY SIX          SIX MONTHS
                                      ENDED              ENDED            WEEKS ENDED           ENDED
                                   OCT 1, 2000       SEPT 30, 1999        OCT 1, 2000       SEPT 30, 1999
                                 -----------------   ---------------     --------------    -----------------
Company's net revenues              $  78,882          $ 159,124          $ 160,500          $ 302,578
Less Company revenues from:
  Franchise royalties                    (727)            (1,036)            (1,381)            (3,505)
  Services to franchises                                  (4,468)                               (8,446)
Add: Franchise net revenues            24,699             22,523             46,805             44,867
                                    ---------          ---------          ---------          ---------
System revenues                     $ 102,854          $ 176,143          $ 205,924          $ 335,494
                                    =========          =========          =========          =========

     THIRTEEN WEEKS ENDED OCTOBER 1, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     NET REVENUES AND GROSS MARGIN:

     Revenues were $78.9 million for the quarter ended October 1, 2000 ("Q2 2001"), a decrease of $80.2 million, or 50.4%, from $159.1 million for the quarter ended September 30, 1999 ("Q3 1999"). This decrease in revenues resulted primarily from our restructuring efforts during the last 12 months to focus on industrial staffing and to improve profitability. The restructuring included the disposition of Synadyne (our former professional employer organization, or PEO), Office Ours (our former clerical division) and certain under-performing Tandem industrial staffing offices, plus the termination of PEO services to certain of our franchisees.

     Our gross profit (margin) decreased by 21.6%, to $16.3 million in Q2 2001, from $20.8 million for Q3 1999 due primarily to sold or terminated operations. Gross profit as a percentage of net revenues increased to 20.7% in Q2 2001 from 13.1% in Q3 1999.

     The following table summarizes the change in our net revenues and gross margin during Q3 1999, as compared to Q2 2001:

                                                                                                 GROSS MARGIN AS
                                                              NET                 GROSS          A PERCENTAGE OF
                                                            REVENUES             MARGIN            NET REVENUES
                                                         ---------------      --------------     -----------------
                                                                          (AMOUNTS IN THOUSANDS)

Q3 1999                                                        $ 159,124          $  20,772           13.1%
Increase (decrease)
      Tandem - ongoing offices                                    (2,215)                39             (2)
      Tandem - sold, franchised and closed offices (1)           (12,740)            (2,310)          18.1%
      Synadyne                                                   (59,325)            (1,645)           2.8%
      Office Ours                                                 (1,269)              (313)          24.7%
      PEO services                                                (4,468)                11             (2)
      Franchise royalties                                           (308)              (308)         100.0%
      Other                                                           83                 46           56.1%
                                                               ---------          ---------
Subtotal                                                         (80,242)            (4,480)           5.6%
                                                               ---------          ---------
Q2 2001                                                        $  78,882          $  16,292           20.7%
                                                               =========          =========

----------------

(1) Includes offices sold, franchised and closed as part of our restructuring efforts as of October 1, 2000.

(2)  Not meaningful as presented.


     The gross profit percentage increase to 20.7% in Q2 2001 from 13.1% in Q3 1999 is the result of the sale of our Synadyne division at the beginning of Q1 2001 and price increases implemented over the last three quarters in our Tandem division, partially offset by the effect of the sale of our clerical staffing division in August 1999 and the decrease in royalties derived from franchise buyout payments. Synadyne, while generating 37.3% of our revenues in Q3 1999, produced a gross margin of only 2.8% of revenue, or 7.9% of our consolidated gross profit margin. Office Ours, our clerical division sold in Q3 1999, produced a gross margin of 24.7%, or 1.5% of our consolidated gross profit margin.

     TANDEM OPERATIONS

     Net revenues from our Tandem division decreased from $93.0 million in Q3 1999 to $78.1 million in Q2 2001. The decrease in Tandem revenues was primarily due to the sale, franchise, closure, and consolidation of 41 offices through October 1, 2000. On a same store basis, Tandem revenues decreased by $2.2 million due to cancellation of certain of our large customers that generated $4.8 million in Q3 1999 revenue and the lack of a ramp-up in revenues traditionally experienced by the staffing industry during the third calendar quarter of the year. One customer, which provided welfare to work services, made up $3.0 million of this decrease due to non-renewal of this customer's contracts with the federal and state governments. The lack of a sales ramp up was most evident with from our manufacturing and distribution customers. Partially offsetting these was revenue growth from new and existing customers in the construction and retail industries. We do not expect our revenues from manufacturing and distribution to improve in Q3 2001.

     Gross profit from our Tandem division declined from $17.8 million in Q3 1999 to $15.5 million during Q2 2001, primarily due to offices restructured through October 1, 2000, which generated a gross margin of $2.3 million in Q3 1999. While gross profit dollars declined, Tandem's gross profit margin percent improved from 19.1% in Q3 1999 to 19.8% in Q2 2001. This increase in gross margin percent is due to price increases that we instituted in the past three quarters to reflect the value of services provided. These price increases have been partially offset by higher workers' compensation costs resulting from an increased average cost per claim in YTD 2001. This is in contrast to 1999, when we experienced low average cost per claim and better than anticipated development of open 1998 claims resulting in a reduction of workers' compensation costs.

     Although revenues generated by Tandem offices decreased by $2.3 million from Q3 1999 to Q2 2001 on a same store basis, gross margin generated by these offices remained steady at $15.5 million. Gross margin, as a percent of revenue, increased from 19.2% to 19.8%. This improvement in gross margin percent is primarily due to the price increases instituted over the last three quarters, partially offset by the higher workers' compensation costs, as previously discussed.

     Tandem's margins are affected by unemployment, competition for workers, the size of our customers, workers' compensation costs, transportation costs, and pricing. We were able to mitigate the effect of low unemployment and competition for workers by better pricing in Q2 2001 as compared to Q3 1999. Although the average cost per labor hour increased by $0.09 during Q2 2001 as compared to Q3 1999, the average price charged per labor hour increased by $0.35 compared to this period last year. In addition, beginning in Q1 2001 and continuing into Q2 2001, Tandem began to improve the margins of its large, lower-margin customers. Although Tandem's 100 largest customers made up 45% of our revenues in Q2 2001 compared to 40% in Q3 1999, the average price charged per labor hour to these customers has increased by $0.28 while the average cost per labor hour increased by only $0.10.

     Workers' compensation costs will continue to be a significant factor affecting Tandem margins. Therefore, we are increasing the number of safety specialists we employ whose sole purpose is to promote safety training and awareness, approve job-sites and duties, and reduce workers' compensation costs. We are continuing to increase our focus on all margin-related performance criteria by providing rewards to field personnel commensurate with their accomplishments. Based on these initiatives, we hope to experience modest improvement in our staffing margins; however, our actual results during the remaining portion of fiscal 2001 may vary depending on, among other things, competition, unemployment, and general business conditions.

     FRANCHISE OPERATIONS

     Franchise royalty revenues from our franchising operations decreased from $1.0 million in Q3 1999 to $0.7 million for Q2 2001, due to a decrease in revenues from buyout payments received in connection with the early termination of certain franchises and to the same lack of a seasonal ramp-up that corporate owned stores experienced this year. We allowed the early termination of franchise agreements for 38 locations in 1998 and 1999 to enable us to develop the related territories. When we agree to terminate a franchise agreement, we receive an initial buyout payment from the former franchisee. We continue to receive payments from some former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination date of the franchise agreement. Although these gross revenues are not included in our net franchisee or system revenue totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in our total reported royalties.

     We receive royalties from our franchisees and do not incur the expense for payroll and payroll-related taxes. Accordingly, gross profit equals royalties and gross margin trends are consistent with the revenue trends in franchise operations discussed above.

     Net revenues earned by Tandem franchisees, which are included in our system revenues, but are not available to us, increased slightly from $22.5 million in Q3 1999 to $24.7 million in Q2 2001. As of October 1, 2000, we had 51 franchised locations, compared to 50 franchised locations as of September 30, 1999, and as part of our growth efforts, we expect to increase franchise net revenues by continuing to sell new franchises in secondary U.S. markets, subject to, among other factors, the success of our marketing efforts in this regard. We also expect to allow few, if any, remaining franchisees to buy out of their franchise agreements, since nearly all remaining franchises are in secondary U.S. markets.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $12.0 million, or 47.5%, to $13.3 million in Q2 2001 from $25.2 million in Q3 1999 primarily due to our restructuring efforts and reduced bad debt expense. Compensation costs decreased $5.8 million due to a reduction of 420 employees, plus we experienced a $3.0 million reduction in our bad debt provision in Q2 2001 as compared to Q3 1999. In Q3 1999, we recorded a $2.7 million bad debt provision related specifically to $4.3 million of receivables which were sold to a third party during the fourth quarter of 1999. Other selling, general and administrative costs, including telecommunications, professional fees, recruiting, and licensing costs, decreased by an aggregate of $2.8 million. Depreciation and amortization decreased by $0.5 million, due to the disposition of the assets sold in connection with our restructuring plan, and the $2.5 million impairment of goodwill during 1999.

     As part of our on-going efforts to improve the support of our customers, branch offices and service employees, we are currently analyzing the potential of decentralizing some of our support functions. We expect to complete the testing of our pilot concept in the next 120 days, after which we may decide to decentralize our branch support services.

     RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During Q2 2001, we recorded restructuring charges of $0.9 million. As part of the restructuring charges, we have (i) adjusted the carrying value of assets held for disposition by approximately $0.1 million to reflect the estimated fair value of those assets, (ii) increased accrued severance costs by approximately $0.2 million, and (iii) incurred professional fees and other costs of $0.7 million. During Q3 1999, we recorded restructuring costs of $5.1 million and asset impairment charges of $2.5 million, writing down the carrying value of our goodwill. As part of the Q3 1999 restructuring charges we (i) wrote down the carrying value of certain assets held for sale by $2.5 million to their then estimated net realizable value, (ii) recorded accrued severance costs of $1.4 million, (iii) incurred professional fees of $0.7 million, and (iv) wrote down the carrying value of certain leasehold improvements and other lease obligations by $0.5 million.

     NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased from $1.3 million in Q3 1999 to $2.3 million in Q2 2001. Interest expense increased by $0.7 million due to (i) higher interest rates paid for our borrowing facilities in Q2 2001 as compared to Q3 1999, and (ii) increased amortization of loan fees in Q2 2001, offset by decreased interest accrued on certain subordinated debt and interest earned on a workers' compensation trust fund. In addition, net interest and other expense in Q3 1999 included a $0.5 million gain on the sale of our clerical division in Q3 1999. We have also earned approximately $0.1 million in other income from providing support services to the purchaser of our PEO division.

     INCOME TAXES. During Q1 2001, we reduced the deferred tax asset valuation allowance by $7.7 million, which was expected to be realized through utilization of net operating loss carryforwards, relating to the extinguishment gain that was recorded in Q2 2001 as well as taxable income from future operations. During Q2 2001, we reduced the deferred tax valuation allowance by an additional $1.8 million that we also expect to be able to utilize against tax on income in the future. The valuation allowance was established in 1999 and was increased by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes".

     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for Q2 2001 was $1.1 million, as compared to a net loss of $8.3 million in Q3 1999. As discussed above, the change in the net loss is primarily due to decreased selling, general and administrative costs, reduced restructuring and asset impairment charges, and the recovery of the deferred tax asset valuation allowance, partially offset by reduced gross profit and increased interest costs. Adjusted to remove restructuring charges, the non-operating gain from the sale of our clerical division in Q3 1999, the bad debt provision for certain accounts receivable which were sold in Q4 1999, and the recovery of the deferred tax valuation allowance, our net income was $0.3 million in Q2 2001 compared to a net loss of $2.2 million in Q3 1999.

     TWENTY SIX WEEKS ENDED OCTOBER 1, 2000 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

     NET REVENUES AND GROSS MARGIN:

     Revenues were $160.5 million for the twenty six weeks ended October 1, 2000 ("YTD 2001"), a decrease of $142.1 million, or 47.0%, from $302.6 million for the six months ended September 30, 1999 ("YTD 1999"). This decrease in revenues resulted primarily from our restructuring efforts during the last 12 months to focus on industrial staffing and to improve profitability. The restructuring included the disposition of Synadyne (our former professional employer organization, or PEO), Office Ours (our former clerical division) and certain under-performing Tandem industrial staffing offices, plus the termination of PEO services to certain of our franchisees.

     Our gross profit (margin) decreased by 21.0%, to $32.5 million in YTD 2001, from $41.1 million in YTD 1999 due primarily to sold or terminated operations. Gross profit as a percentage of net revenues increased to 20.2% in YTD 2001 from 13.6% in YTD 1999.

     The following table summarizes the change in our net revenues and gross margin during YTD 1999, as compared to YTD 2001:


                                                                                                        GROSS MARGIN AS
                                                                     NET                GROSS           A PERCENTAGE OF
                                                                   REVENUES             MARGIN            NET REVENUES
                                                                ---------------     ---------------     -----------------
                                                                                 (AMOUNTS IN THOUSANDS)

Q3 1999                                                              $ 302,578            $ 41,117                 13.6%
Increase (decrease)
       Tandem - ongoing offices                                          4,331               1,300                 30.0%
       Tandem - sold, franchised and closed offices (1)                (18,282)             (3,389)                18.5%
       Synadyne                                                       (114,334)             (3,651)                 3.2%
       Office Ours                                                      (3,323)               (865)                26.0%
       PEO services                                                     (8,446)                 69                    (2)
       Franchise royalties                                              (2,123)             (2,123)               100.0%
       Other                                                                99                  21                 21.2%
                                                                ---------------     ---------------
Subtotal                                                              (142,078)             (8,638)                 6.1%
                                                                ---------------     ---------------

Q2 2001                                                              $ 160,500            $ 32,479                 20.2%
                                                                ===============     ===============

--------------
(1) Includes offices sold, franchised and closed as part of our restructuring efforts as of October 1, 2000.

(2)  Not meaningful as presented.


     The gross profit percentage increase to 20.2% in YTD 2001 from 13.6% in YTD 1999 is the result of the sale of our Synadyne division at the beginning of Q1 2001 and price increases implemented over the last three quarters in our Tandem division, partially offset by the effect of the sale of our clerical staffing division in August 1999 and the decrease in royalties derived from franchise buyout payments. Synadyne, while generating 37.8% of our revenues in YTD 1999, produced a gross margin of only 3.2% of revenue, or 8.9% of our consolidated gross profit margin. Office Ours, our clerical division sold in Q3 1999, produced a gross margin of 26.0%, or 2.1% of our consolidated gross profit margin.

     TANDEM OPERATIONS

     Net revenues from our Tandem division decreased from $172.9 million during YTD 1999 to $158.9 million during YTD 2001 primarily because of our restructuring and the resulting reduction of 41 offices through October 1, 2000. On a same store basis, Tandem revenues increased by $4.3 million, primarily due to strong revenue growth from new customers in certain geographical markets in Q1 2001, offset by the cancellation or decline in revenues of certain of our large customers and the lack of the ramp-up in revenues traditionally experienced by the staffing industry during the third calendar quarter. The lack of a sales ramp-up was most evident with our manufacturing and distribution customers. Partially offsetting these was revenue growth from new and existing customers in the construction and retail industries. We do not expect our revenues from manufacturing and distribution to improve in Q3 2001.

     Gross profit for our Tandem division declined to $31.0 million during YTD 2001 from $33.1 million during YTD 1999 primarily due to the offices sold, franchised, or consolidated through October 1, 2000, which generated gross margin of $4.4 million in YTD 1999 compared to $1.0 million prior to their disposition in YTD 2001. While gross profit dollars declined, Tandem's gross profit margin percent improved from 19.4% last year to 19.5% in YTD 2001. This increase in gross margin percent is due to price increases that we instituted in the past three quarters to reflect the value of services provided. These price increases have been partially offset by higher workers' compensation costs resulting from an increased average cost per claim in YTD 2001. This is in contrast to 1999, when we experienced low average cost per claim and better than anticipated development of open 1998 claims resulting in a reduction of workers' compensation costs.

     On a same store basis, Tandem's gross margin increased from $28.7 million in YTD 1999 to $30.0 million during YTD 2001, while gross margin, as a percent of revenue, increased from 19.3% to 19.6%. This improvement in gross margin percent is primarily due to the price increases instituted over the last three quarters, partially offset by the higher workers' compensation costs, as previously discussed. The $1.3 million improvement in gross profit margin is due to the increase in same-store revenues in YTD 2001, as compared to the same period last year, and the aforementioned improvement in gross profit as a percentage of revenues.

     Tandem's margins are affected by unemployment, competition for workers, the size of our customers, workers' compensation costs, transportation costs and pricing. We were able to mitigate the effect of low unemployment and competition for workers by better pricing in YTD 2001 as compared to last year. Although the average cost per labor hour increased by $0.13 during YTD 2001 as compared to last year, the average price charged per labor hour increased by $0.35 compared to this period last year. In addition, beginning in Q1 2001 and continuing throughout Q2 2001, Tandem began to reduce the impact of large, low-margin customers which typically produce raw margin results (revenues less direct payroll costs) several hundred basis points below Tandem's average gross margin percent. Although Tandem's 100 largest customers made up 43.1% of our revenues in YTD 2001 compared to 39.6% during YTD 1999, the average price charged per labor hour has increased by $0.28 while the average cost per labor hour by only $0.14.

     As previously discussed, workers' compensation costs will continue to be a significant factor affecting Tandem margins. Therefore, we are increasing the number of safety specialists we employ whose sole purpose is to increase safety training and awareness, approve job-sites and duties, and reduce workers' compensation costs. We are continuing to increase our focus on all margin-related performance criteria by providing rewards to field personnel commensurate with their accomplishments. Based on these initiatives, we hope to experience modest improvement in our staffing margins; however, our actual results during the remaining portion of fiscal 2001 may vary depending on, among other things, competition, unemployment, and general business conditions.

     FRANCHISE OPERATIONS

     Franchise royalty revenues from our franchising operations decreased from $3.5 million last year to $1.4 million for YTD 2001, primarily due to a $2.4 million decrease in revenues from buyout payments received in connection with the early termination of certain franchises.

     Net revenues earned by Tandem franchisees, which are included in our system revenues, but are not available to us, increased slightly from $44.9 million in YTD 1999 to $46.8 million in YTD 2001. As of October 1, 2000, we had 51 franchised locations, compared to 50 franchised locations as of September 30, 1999, and as part of our growth efforts, we expect to increase franchisee net revenues by continuing to sell new franchises in secondary U.S. markets, subject to, among other factors, the success of our marketing efforts in this regard.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $18.1 million, or 39.3%, to $28.0 million in YTD 2001 from $46.1 million during the same period last year. This decrease was primarily the result of the restructuring we described earlier and reduced bad debt expenses. Compensation costs decreased $9.3 million due to a reduction of 420 employees, and we experienced a $3.6 million reduction in our bad debt provision in YTD 2001 as compared to YTD 1999. In Q3 1999, we recorded a $2.7 million bad debt provision related specifically to $4.3 million of receivables which were sold to a third party during the fourth quarter of 1999. Other selling, general and administrative costs, including telecommunications, professional fees, recruiting, and licensing costs, decreased by an aggregate of $4.1 million. Depreciation and amortization decreased by $1.0 million, due to the disposition of the assets sold in connection with our restructuring plan, and the $2.5 million impairment of goodwill during 1999.

     As part of our on-going efforts to improve the support of our customers, branch offices and service employees, we are currently analyzing the potential of decentralizing some of our support functions. We expect to complete the testing of our pilot concept in the next 120 days, after which we may decide to decentralize our branch support services.

     RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During YTD 2001, we recorded restructuring charges of $1.8 million. As part of the restructuring charges, we have (i) adjusted the carrying value of assets held for disposition by approximately $0.6 million to reflect the estimated fair value of those assets, (ii) increased accrued severance costs by approximately $0.1 million and (iii) incurred $1.1 million in professional fees. During Q3 1999, when we announced our restructuring plan, we recorded restructuring costs of $5.1 million and asset impairment charges of $2.5 million. As part of the YTD 1999 restructuring charges we (i) wrote down the carrying value of certain assets held for sale by $2.5 million to their then estimated net realizable value, (ii) recorded accrued severance costs of $1.4 million, (iii) incurred professional fees of $0.7 million, and (iv) wrote down the carrying value of certain leasehold improvements and other lease obligations by $0.5 million

     NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased from $3.0 million in YTD 1999 to $3.5 million in YTD 2001. This increase was due to a $0.8 million increase in interest expense arising from higher interest rates paid for our borrowing facilities in YTD 2001 as compared to last year, offset by a $0.7 million gain from the sale of our PEO operations in Q1 2000, compared to a gain of only $0.5 million from the sale of our clerical division in Q3 1999.

     INCOME TAXES. During Q1 2001, we reduced the deferred tax asset valuation allowance by $7.7 million, which was expected to be realized through utilization of net operating loss carryforwards, relating to the extinguishment gain that was recorded in Q2 2001 as well as taxable income from future operations. During Q2 2001, we reduced the deferred tax valuation allowance by an additional $1.8 million that we also expect to be able to utilize against tax on income in the future. The valuation allowance was established in 1999 and was increased by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes".

     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for YTD 2001 was $8.2 million, as compared to a net loss of $9.6 million in YTD 1999. As discussed above, the change in the net loss is primarily due to decreased selling, general and administrative costs, reduced restructuring and asset impairment charges, and the recovery of the deferred tax asset valuation allowance, partially offset by reduced gross profit and increased interest costs. Adjusted to remove (i) restructuring charges, (ii) the non-operating gain from the sale of our clerical division in Q3 1999 and our PEO division in Q1 2001, (iii) the bad debt provision for certain accounts receivable which were sold in Q4 1999, and (iv) the recovery of the deferred tax valuation allowance, we incurred a net loss of $0.2 million during YTD 2001 compared to a net loss of $3.4 million in during the same period last year.

     LIQUIDITY AND CAPITAL RESOURCES

     SENIOR DEBT

     Effective August 15, 2000, we entered into a three-year financing agreement with a syndicate of lenders led by Ableco Finance LLC, as agent. The financing replaced our existing credit facility with a $33.4 million revolving credit facility, which includes a subfacility for the issuance of standby letters of credit, and a $17.6 million Term Loan A and a $9.0 million Term Loan B. Both the revolving credit facility and the term loans are secured by all of our assets. The revolving credit facility bears interest at prime or 9.0%, whichever is greater, plus 2% per annum. Term Loan A and Term Loan B bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively. In connection with the refinancing, we issued warrants to our new lenders to purchase up to a maximum of 200,000 shares of common stock, exercisable for a term of five years, at $0.01 per share. The warrants are only exercisable if any letter of credit issued by the new lenders on our behalf is drawn, in which event, the number of warrants the lenders will receive will be based on the amount drawn under the letter of credit.

     We used a portion of our new credit facility to satisfy our prior credit facility with Fleet National Bank, for itself and as agent for three other banks. Prior to the closing of the Refinancing, the outstanding balance of our prior credit facility was approximately $52.0 million. We repaid the balance in full with a cash payment of approximately $32.3 million and the issuance of a four-year, $5.3 million subordinated term note. The term note is subordinated to the new revolving credit facility and term loans, and it includes interest only for four years, followed by a balloon payment for the entire principal amount. In addition, we are entitled to a 60% discount on the term note if it is satisfied within 18 months. This obligation bears interest at Fleet's prime rate plus 3.5% per annum. In connection with the refinancing and in satisfaction of our obligation to our old lenders, we issued 524,265 warrants to our old lenders to purchase that number of shares of our common stock which equals 5.0% of our common stock on a fully diluted basis. The warrants are exercisable for a term of 10 years at $0.001 per share. In connection with the refinancing and the termination of our prior credit facility, we recorded an extraordinary gain, net of tax, of approximately $8.5 million in the quarter ending October 1, 2000.

     Before August 15, 2000, our primary sources of funds for working capital and other needs were a $26.1 million credit line, including existing letters of credit of $4.8 million plus a $33.0 million credit facility, based on and secured by our accounts receivable. Prior to their expiration, the Receivable Facility, bore interest at Fleet's prime rate plus 2.0% per annum, which was 11.5% as of August 15, 2000 while the Revolving Credit Facility bore interest at prime plus 5.0% per annum, which was 14.5% as of August 15, 2000.

     As of October 1, 2000, we had outstanding borrowings of $18.8 million under our Revolving Credit Facility, $26.0 million under the provisions of our Term Loans, and $5.3 million under the provisions of the Fleet Term Note. As of the end of the quarter, the Revolving Credit Facility bore interest at 11.5%. Term Loan A and Term Loan B bore interest at 13.0% and 14.5%, respectively, and the Fleet Term Note bore interest at 13.0%. The weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses, was approximately 12.7% per annum, compared to approximately 10.8% per annum in Q3 1999. In connection with the Refinancing on August 15, 2000, we recorded a debt discount of $9.0 million, which is being amortized as interest expense over the three year life of the borrowing agreements with the Lenders. The weighted average interest rate during the period, including the debt discount was 20.9%.

     In addition to the revolving credit facility indebtedness discussed above, we had bank standby letters of credit outstanding in the aggregate amount of $2.3 million as of October 1, 2000, of which $1.7 million secured the pre-1999 portion of our workers' compensation obligations that are recorded as a current liability on our consolidated balance sheet as of October 1, 2000. The remaining $0.6 million, which is supported by a $0.6 million cash escrow balance, is to secure future payments on a capital lease for furniture that we sold as part of our corporate headquarters building.

     We are currently exploring alternatives to the $3.0 million trust fund intended to secure any liability for workers' compensation claims funding for 1999 and 2000. We expect to replace the trust fund with letters of credit prior to December 31, 2000. Should we finalize this alternative, the $2.1 million funded to the trust account as of October 1, 2000 would be used to pay down our senior facilities. See "Workers' Compensation Collateral".

     OTHER DEBT

     In order to remain in compliance with certain covenants in our prior financing facilities, and to reduce the cash impact of scheduled payments under our subordinated acquisition debt, we negotiated extensions of the payment dates and modified the interest rates and other terms of certain of our acquisition notes payable in 1999. We had not made substantially all of the scheduled payments due and; as a result, we were in default on acquisition notes payable having a total outstanding principal balance of $6.9 million as of August 15, 2000. Effective as of August 15, 2000, in connection with the refinancing, we amended certain acquisition notes payable to provide that we will pay interest only, at a rate of 10.0% per annum, on the notes for three years following the closing of the refinancing, followed by two years of equal monthly payments of principal and interest which will retire the debt by August 2005. In connection with the amendments to the acquisition notes payable, we paid $0.8 million of accrued interest to the relevant noteholders at the closing of the Refinancing.

     In addition to the debt previously discussed, we had, as of October 1, 2000, (i) obligations under capital leases for property and equipment in the aggregate of $2.1 million; (ii) obligations under mortgages totaling $0.4 million and (iii) obligations for annual insurance premiums and other matters totaling $0.2 million, of which a portion represents prepayment for future benefits and would be refundable to us should the policy be cancelled.

     SUMMARY OF CASH FLOWS

     Our principal uses of cash are for wages and related payments to job-site employees, operating costs, capital expenditures and repayment of debt and interest thereon.

     Cash used in operating activities in YTD 2001 was $3.6 million, as compared with $3.8 million provided by operating activities in YTD 1999. The collection of our accounts receivable related to the sale of Tandem offices in connection with the restructuring and improved collections of our accounts receivable in this year generated $5.8 million in operating cash in YTD 2001. This operating cash was more than offset by the pay down of current liabilities due to (i) the sale of Tandem offices (ii) funding of our workers'compensation liability, (iii) payment of accrued interest on our subordinated debt in connection with our Refinancing on August 15, 2000, and (iv) utilization of our restructuring reserve. Adjusted to remove the effects of the securitization agreement, cash used in operating activities was $3.6 million in YTD 2001 compared to $6.9 million in the same period last year. Cash used in operating activities in YTD 1999 included increased accounts receivable associated with the volume increases traditionally experienced in the third calendar quarter of the year by our Tandem offices plus funding of our pre-funded workers' compensation program.

     We anticipate that accounts receivable will decrease by an additional $1.0 million in Q3 2001 as we collect the outstanding accounts receivable from the Tandem offices sold in New Hampshire and Massachusetts on October 29, 2000.

     Cash provided by investing activities during YTD 2001 was $3.4 million compared to $3.2 million during YTD 1999. Cash provided by investing activities in 2001 consisted of primarily of $4.2 million received in conjunction with a sale of our Synadyne division and Tandem offices, offset by expenditures for property, plant, and equipment, and funding to our franchisees. Cash provided by investing activities in 1999 included (i) $2.0 million from the sale of our clerical division and certain Tandem offices associated with the Restructuring, (ii) $1.6 million from a sale-leaseback transaction during the period, and (iii) a net decrease in funding provided to our franchisees, partially offset by (iv) expenditures for property, plant, and equipment.

     Cash provided by financing activities during YTD 2001 was $0.7 million, as compared to $7.3 million used in financing activities in the same period last year. Adjusted to remove the effects of the securitization facility in 1999, cash provided by financing activities was $3.5 million, which was due to increased borrowings in 1999 to fund increased payroll costs arising from seasonal volume increases and the workers' compensation funding. Cash provided by financing activities in YTD 2001 of $0.7 million includes $3.9 million in funds borrowed from our line of credit partially offset by a $2.0 million decrease in check float and a $1.2 million pay down of other debt.

     The table below sets forth our cash flows as presented in our consolidated financial statements for YTD 2001 and YTD 1999 and as adjusted to remove the effect of the sale of our uncollected accounts receivable under the securitization facility during YTD 1999, in thousands:


                                                TWENTY SIX WEEKS         SIX MONTHS
                                                      ENDED                 ENDED
                                                   OCT 1, 2000          SEPT 30, 1999
                                                ----------------        -------------

Cash flows (used in) provided by:

HISTORICAL CASH FLOW
Operating activities                                    $(3,649)         $ 3,836
Investing activities                                      3,403            3,236
Financing activities                                        730           (7,264)
                                                        -------          -------

Net decrease (increase) in cash                         $   484          $  (192)
                                                        =======          =======

CASH FLOW - WITHOUT SECURITIZATION FACILITY (1)
Operating activities                                    $(3,649)         $(6,923)
Investing activities                                      3,403            3,236
Financing activities                                        730            3,495
                                                        -------          -------
Net decrease (increase) in cash                         $   484          $  (192)
                                                        =======          =======

------------

(1) As part of our borrowing facilities, in YTD 1999, we sold certain trade accounts receivable to obtain working capital for our operations. Under this agreement we had sold $46.9 million of trade accounts receivable as of September 30, 1999, which was excluded from the uncollected accounts receivable balance presented in our consolidated financial statements for Q2 2001. This agreement was subsequently terminated as of October 1, 1999.

     WORKERS' COMPENSATION COLLATERAL

     Before 1999, we secured our workers' compensation obligations by the issuance of bank standby letters of credit to our insurance carriers, minimizing the required current cash outflow for such items. In 1999, we selected a pre-funded deductible program whereby expected claims expenses are funded in advance in exchange for reductions in administrative costs. The required advance funding is provided through either cash flows from operations or additional borrowings under our revolving credit facility.

     In January 2000, we renewed our pre-funded deductible program for one year. Under the new agreement, we will fund $10.5 million in 12 installments for projected calendar year 2000 claims expenses. This claim fund requirement will be adjusted upward or downward periodically based on the projected cost of the actual claims incurred during calendar year 2000, up to a maximum liability of $18.0 million. In addition, we agreed to provide extra collateral by establishing a $3.0 million trust account naming Hartford Insurance Company as beneficiary to secure any liability for claim funding for 1999 and 2000 that might exceed the pre-funded amounts up to the aggregate maximum cap for each year of $13.6 million and $18.0 million, respectively. We had planned to fund this trust account in 11 installments through December 2000; and as of October 1, 2000, we had funded $2.1 million into the trust account. However, we are exploring alternatives to the trust fund discussed above, and we expect to replace the trust fund with letters of credit. Should we finalize this alternative, the $2.1 million funded to the trust account would be used to pay down our senior borrowing facilities.

     ACCOUNTS RECEIVABLE

     A majority of our tangible assets are customer accounts receivable. Tandem employees are paid on a daily or weekly basis. We receive payment from customers for these services, on average, 30 to 60 days from the date of the invoice. Beginning in the fourth quarter of 1998, we experienced an increase in the percentage of our Tandem accounts receivable that were past due. During calendar 1999 and the first two quarters of calendar 2000, we increased our focus on our accounts receivable collection process. As a result, the average number of days to collect Tandem accounts receivable from invoice presentation has decreased from 53 days at December 31, 1998 to 45 days at October 1, 2000. Since we announced our restructuring plan in August 1999, accounts receivable decreased by approximately $5 million due to the sale of Tandem offices, the PEO division and the clerical division to third parties; although the working capital benefit was substantially less due to the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation. As part of the sale of our PEO operations, accounts receivable decreased by approximately $6 million. In addition, during the fourth quarter of 1999, we sold certain trade accounts receivable, with a face value of approximately $4.3 million and a carrying value of $2.9 million, to unrelated third parties for approximately $220,000. During Q3 1999, we wrote down these receivables, most of which were outstanding for more than 180 days, by $2.7 million. We anticipate that our accounts receivable will decrease by an additional $1.0 million as we collect the outstanding receivables for the branches sold in the states of New Hampshire and Massachusetts in October 2000.

     CAPITAL EXPENDITURES

     We anticipate spending up to $2 million during the next twelve months to improve our management information and operating systems, upgrade existing locations and other capital expenditures including, but not limited to, opening new Tandem locations.

     FUTURE LIQUIDITY

     Effective August 15, 2000, as previously discussed, we entered into a three year financing agreement with a syndicate of lenders led by Ableco Finance LLC, as agent, whereby our existing credit facility was replaced by a $33.4 million Senior Facility and a $17.6 million Term Loan A and a $9.0 Term Loan B. We believe that the funds provided by operations and borrowings under the new credit facilities will be sufficient to meet our needs for working capital, capital expenditures, and debt service for the foreseeable future.

     RESTRUCTURING

     On August 6, 1999, we announced actions to improve our short-term liquidity, concentrate our operations within our Tandem division, and improve our operating performance. In connection with these actions, we sold our PEO and clerical staffing divisions. In addition, we announced a specific plan to sell, franchise, close, or consolidate 47 Tandem offices and reduce headcount at 70 Tandem locations and corporate headquarters. As previously discussed, one office was removed during Q2 2001, and two offices were added during Q3 2001. As of October 31, 2000, our Restructuring plan was substantially complete. The restructuring charge accrual and its utilization are as follows:

                                                                                      FISCAL YEAR 2001
                                                                     -----------------------------------------------------------
                                                                      CHARGES TO (REVERSALS
                                                                           OF) OPERATIONS           UTILIZATION
                                              ORIGINAL  BALANCE AT   ----------------------    ---------------------    BALANCE At
(Amounts in thousands)                        CHARGE      4/2/00       Q1 2001       Q2 2001    CASH        NON-CASH     10/2/00
                                              ------    ----------     -------       -------    ----        --------     -------
Employee severance and
    other termination benefits                 $ 4,040    $ 2,139    $   (89)      $   152      $   939      $    --      $ 1,263

Professional fees                                1,205         34        369           401          764           --           40
Lease termination and write-down of
    leasehold improvements at closed offices       400         49         (2)           36           28           --           55

Other restructuring charges                        146         33        154           218          405           --           --
                                               -------    -------    -------       -------      -------      -------      -------

Accrued restructuring charges                    5,791      2,255        432           807        2,136           --        1,358

Write-down to fair value/loss on sale
    of assets identified for disposition         5,429         --        446           133           --          579           --
                                               -------    -------    -------       -------      -------      -------      -------

Total restructuring and asset
    impairment activity                        $11,220    $ 2,255    $   878       $   940      $ 2,136      $   579      $ 1,358
                                               =======    =======    =======       =======      =======      =======      =======


     SEVERANCE AND OTHER RESTRUCTURING CHARGES

     The original $11.2 million restructuring charge includes $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were decreased by $0.2 million and $0.1 million during Q1 2000 and Q1 2001, respectively, to reflect the fact that certain employees of offices sold and franchised to third parties would continue employment with such buyers or franchisees and would not be paid the severance that had been accrued. The Company recorded an additional $0.2 million in severance costs in Q2 2001 due to the additional 16 employees terminated during the period whose severance payments were not accrued as part of the our original Restructuring plan. The remaining liability consisted of $1.3 million for severance and other termination benefits as of October 1, 2000 for ten employees who have been terminated during the period of August 1999 through August 2000, and will paid over a period ranging from one week to 18 months from the balance sheet date.

     Professional fees of $0.4 million and $0.8 million, recorded as restructuring costs, were incurred during Q2 2001 and YTD 2001, respectively. These professional fees were comprised primarily of amounts paid to Crossroads LLC, for its services related to the Restructuring.

     We utilized $0.2 million and $0.3 million of the restructuring charge during Q2 2000 and Q2 2001, respectively, for the costs of terminating leases as well as for writing down the carrying value of leasehold improvements and other assets not usable in other Company operations.

     ASSETS HELD FOR DISPOSITION

     The restructuring charge included a $5.4 million write-down of assets, recorded in our results of operations at such time as these assets were classified as held for disposition, to their estimated net realizable value based on management's estimate of the ultimate sales prices that would be negotiated for these assets. Subsequent to December 31, 1999, when actual sales prices of these assets were negotiated, the charge was increased by $0.1 million in Q1 2000, and subsequently increased by $0.4 million in Q1 2001. Based on the negotiations of the actual sales price of certain assets sold subsequent to October 1, 2000, we recorded an additional charge of $0.1 million during Q2 2001.

     During Q1 2001, we (i) sold one staffing office and closed another, in the state of Minnesota, effective April 10, 2000, for cash proceeds of $60,000,
     (ii) franchised one of our staffing offices in the state of Ohio, effective April 10, 2000, for cash proceeds of $20,000, and (iii) effective June 26, 2000, sold our operations in the states of New Jersey and Pennsylvania, comprising six staffing offices and two "vendor on premises" locations, for $1.3 million (comprised of cash proceeds of $0.8 million and two promissory notes totaling $0.5 million). In connection with the sale of our staffing offices in New Jersey and Pennsylvania, we recorded a $0.4 million loss on the sale, in addition to the original $2.1 million write-down of these assets to their estimated net realizable value upon their classification as assets held for disposition.

     No assets were sold during Q2 2001.

     Effective October 29, 2000, we sold our Tandem operations in the states of New Hampshire and Massachusetts, comprising five offices and two "vendor on premise" locations, for $125,000, comprised of cash proceeds of $50,000 at closing and a two year $75,0000 promissory note. In addition, we will receive additional payments equal to 30% of EBITDA of the sold offices during the next two years. As previously discussed, we recorded an additional $133,000 charge to restructuring during Q3 2001 to reduce the carrying value of these assets to their net realizable value.

     We classified two additional offices as held for sale in Q3 2001. All of the assets held for sale were sold or franchised by October 31, 2000.

     Upon classification as assets held for disposition, we discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.1 million in Q2 2001 and $0.2 million in YTD 2001.

     Our assets held for disposition as of October 1, 2000, stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs), were as follows (amounts are presented in thousands):

                                                                               NET ORIGINAL COST
                                                                -----------------------------------------------
                                                                   PROPERTY      GOODWILL AND                     LOWER OF
                                                                     AND             OTHER                        COST OR
                                                                  EQUIPMENT      INTANGIBLE ASSETS   TOTAL       FAIR VALUE
                                                                -------------------------------------------------------------
 Tandem branch offices                                                 $ 195          $ 1,045         $ 1,240         $ 215
                                                                       ======         ========        ========        =====


     The following table reflects our net revenues and gross profit margin segregating ongoing operations and operations from assets held for disposition or sold as part of our restructuring efforts and other disposed operations. Those operations include: (i) the Synadyne division, sold as of April 8, 2000, (ii) Office Ours, our clerical division, sold during the third quarter of calendar 1999, (iii) franchise PEO operations, which ceased operations after December 31, 1999, and (iv) Tandem branch offices disposed or held for sale as of October 1, 2000. Ongoing operations include
     (i) the Tandem division, which provides flexible industrial staffing and
     (ii) franchising. Dollar amounts are in thousands, except for percentages:


                                                              THIRTEEN WEEKS    THREE MONTHS     TWENTY SIX          SIX MONTHS
                                                                  ENDED             ENDED        WEEKS ENDED           ENDED
                                                               OCT 1, 2000      SEPT 30, 1999    OCT 1, 2000       SEPT 30, 1999
                                                               -----------      -------------    -----------       -------------

Net revenues:

    Total Company                                                $ 78,882       $ 159,124       $ 160,500           $ 302,578
    Less revenues from assets held for sale and
       disposed/ceased operations:
       Synadyne                                                        --         (59,325)            (71)           (114,404)
       Clerical, franchise PEO and other                           (2,560)        (20,920)        (10,487)            (40,262)
                                                                 --------       ---------       ---------           ---------

    Subtotal - revenues from assets held for sale
       and disposed/ceased operations                              (2,560)        (80,245)        (10,558)           (154,666)
                                                                 --------       ---------       ---------           ---------

    Net revenues from ongoing operations                         $ 76,322       $  78,879       $ 149,942           $ 147,912
                                                                 ========       =========       =========           =========

Gross profit margin:

    Total Company                                                $ 16,292       $  20,772       $  32,479           $  41,117
    Less gross profit from assets held for sale and
       disposed/ceased operations:
       Synadyne                                                        --          (1,645)             12              (3,638)
       Clerical, franchise PEO and other                             (281)         (3,045)         (1,486)             (5,949)
                                                                 --------       ---------       ---------           ---------

    Subtotal - gross profit from assets held for
       sale and disposed/ceased operations                           (281)         (4,690)         (1,474)             (9,587)
                                                                 --------       ---------       ---------           ---------

    Gross profit margin from ongoing operations                  $ 16,011       $  16,082       $  31,005           $  31,530
                                                                 ========       =========       =========           =========

Gross profit margin as a percentage of net revenues:

    Ongoing operations - Tandem                                      20.1%           19.3%           19.9%               19.4%
    Ongoing operations - franchising and other                      100.0%          100.0%          100.0%              100.0%
    Operations from assets held for sale and
       disposed/ceased operations                                    11.0%            5.8%           14.0%                6.2%


     Tandem branches sold, franchised or held for sale as of October 1, 2000 generated revenues of $2.6 million, and $15.2 million during Q2 2001 and Q3 1999, respectively, and earned gross profit of $0.3 million and $2.7 million for those periods. Those same branches incurred SG&A expenses of $0.3 million and $2.7 million, excluding depreciation and amortization costs, during Q2 2001 and Q3 1999, respectively, generated revenues of $10.5 million and $28.5 million during YTD 2001 and YTD 1999, respectively, earned gross profit of $1.5 million and $5.0 million, and incurred SG&A expenses of $1.4 million and $5.1 million, excluding depreciation and amortization costs. Results of flexible industrial staffing offices that were consolidated into existing offices, as part of our Restructuring efforts, are included in ongoing operations.

     Office Ours, our former clerical division which was sold on August 30, 1999, generated revenues of $1.3 million and $3.3 million, gross profit of $0.3 million and $0.9 million, and incurred $0.4 million and $1.0 million in SG&A expense, excluding depreciation and amortization, during Q3 1999 and YTD 1999, respectively. SG&A for the Synadyne division, excluding depreciation and amortization, was $1.3 million during Q3 1999 and $0.2 million and $2.7 million during YTD 2001 and YTD 1999, respectively.

     SEASONALITY

     Traditionally our results of operations have reflected higher customer demand for industrial staffing services in the last two calendar quarters of the year, as compared to the first two quarters, and a seasonal reduction of industrial staffing revenues in the first calendar quarter of a year as compared to the fourth calendar quarter of the prior year. We do not reduce the related core personnel and other operating expenses proportionally because most of our infrastructure is needed to support anticipated increased revenues in subsequent quarters. As a result of these factors, we historically have earned a significant portion of our annual operating income in the third and fourth calendar quarter. However, as previously discussed, we have experienced a slowdown in demand from our manufacturing and other services customers which may reduce the normal ramp up of sales volume that we had anticipated in the fourth calendar quarter of 2001 (Q3 2001).

     INFLATION

     The effects of inflation on our operations were not significant during the periods presented. Generally, throughout the periods discussed above, the increases in revenues and expenses have resulted from a combination of volume increases, price increases, and changes in the customer mix.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. We intend to implement SFAS No. 133 in our consolidated financial statements on the first day of fiscal year 2001. Management does not believe that we are a party to any transactions involving derivatives as defined by SFAS No. 133. SFAS No. 133 could increase volatility in earnings and other comprehensive income if we enter into any such transactions in the future.

     FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     CERTAIN STATEMENTS CONTAINED IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING THE COMPANY'S STRATEGY AND OBJECTIVES, EXPECTED SALES AND OTHER OPERATING RESULTS, THE EFFECT OF CHANGES IN THE COMPANY'S GROSS MARGIN, THE COMPANY'S LIQUIDITY, ANTICIPATED CAPITAL SPENDING, THE AVAILABILITY OF FINANCING, EQUITY AND WORKING CAPITAL TO MEET THE COMPANY'S FUTURE NEEDS, ECONOMIC CONDITIONS IN THE COMPANY'S MARKET AREAS AND COSTS. THE WORDS "AIM," "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "WILL," "SHOULD," "COULD" AND OTHER EXPRESSIONS WHICH INDICATE FUTURE EVENTS AND TRENDS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND ARE ALSO BASED UPON ASSUMPTIONS OF FUTURE EVENTS, WHICH MAY NOT PROVE TO BE ACCURATE. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS. THESE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN U.S. ECONOMIC CONDITIONS, PARTICULARLY IN THE MANUFACTURING SECTOR; THE COMPANY'S FUTURE CASH FLOWS, SALES, GROSS MARGINS AND OPERATING COSTS, INCLUDING THE COMPANY'S ABILITY TO IMPLEMENT AND MAINTAIN COST REDUCTIONS IN CONNECTION WITH THE RESTRUCTURING; THE EFFECT OF CHANGING MARKET AND OTHER CONDITIONS IN THE STAFFING INDUSTRY; THE ABILITY OF THE COMPANY TO CONTINUE TO GROW; LEGAL PROCEEDINGS, INCLUDING THOSE RELATED TO THE ACTIONS OF THE COMPANY'S TEMPORARY EMPLOYEES; THE AVAILABILITY AND COST OF FINANCING; THE ABILITY TO MAINTAIN EXISTING BANKING RELATIONSHIPS; THE ABILITY TO REMAIN IN COMPLIANCE WITH THE TERMS AND COVENANTS OF THE COMPANY'S FINANCING AGREEMENTS; THE RECOVERABILITY OF THE RECORDED VALUE OF GOODWILL AND OTHER INTANGIBLE ASSETS ARISING FROM PAST ACQUISITIONS; THE GENERAL LEVEL OF ECONOMIC ACTIVITY AND UNEMPLOYMENT IN THE COMPANY'S MARKETS, SPECIFICALLY WITHIN THE CONSTRUCTION, MANUFACTURING, DISTRIBUTION AND OTHER LIGHT INDUSTRIAL TRADES; PRICE COMPETITION; CHANGES IN AND THE COMPANY'S ABILITY TO COMPLY WITH GOVERNMENT REGULATIONS OR INTERPRETATIONS THEREOF, PARTICULARLY THOSE RELATED TO EMPLOYMENT; THE CONTINUED AVAILABILITY OF QUALIFIED TEMPORARY PERSONNEL; THE FINANCIAL CONDITION OF THE COMPANY'S CLIENTS AND THEIR DEMAND FOR THE COMPANY'S SERVICES (WHICH IN TURN MAY BE AFFECTED BY THE EFFECTS OF, AND CHANGES IN, U.S. AND WORLDWIDE ECONOMIC CONDITIONS); COLLECTION OF ACCOUNTS RECEIVABLE; THE COMPANY'S ABILITY TO RETAIN LARGE CLIENTS; THE COMPANY'S ABILITY TO RECRUIT, MOTIVATE AND RETAIN KEY MANAGEMENT PERSONNEL; THE COSTS OF COMPLYING WITH GOVERNMENT REGULATIONS (INCLUDING OCCUPATIONAL SAFETY AND HEALTH PROVISIONS, WAGE AND HOUR AND MINIMUM WAGE LAWS AND WORKERS' COMPENSATION AND UNEMPLOYMENT INSURANCE LAWS) AND THE ABILITY OF THE COMPANY TO INCREASE FEES CHARGED TO ITS CLIENTS TO OFFSET INCREASED COSTS RELATING TO THESE LAWS AND REGULATIONS; VOLATILITY IN THE WORKERS' COMPENSATION, LIABILITY AND OTHER INSURANCE MARKETS; INCLEMENT WEATHER; INTERRUPTION, IMPAIRMENT OR LOSS OF DATA INTEGRITY OR MALFUNCTION OF INFORMATION PROCESSING SYSTEMS; CHANGES IN GOVERNMENT REGULATIONS OR INTERPRETATIONS THEREOF, AND OTHER RISKS DETAILED FROM TIME TO TIME BY THE COMPANY OR IN ITS PRESS RELEASES OR IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY CAUTIONARY STATEMENTS IN THIS PARAGRAPH AND ELSEWHERE IN THIS FORM 10-Q, AND IN OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, THE FORM 10-Q FOR THE TRANSITION PERIOD ENDED APRIL 2, 2000, AND THE FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000.

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of borrowings associated with our operating and investing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. Of the $50.8 million of short-term and long-term borrowings on our balance sheet as of October 1, 2000, approximately 19.8% represented fixed rate instruments. Effective August 15, 2000, we entered into a three-year financing agreement with a syndicate of lenders led by Ableco Finance LLC, as agent. The financing replaced our existing credit facility with a $33.4 million revolving credit facility and a $17.6 million Term Loan A and a $9.0 million Term Loan B. Both the revolving credit facility and the term loans are secured by all of our assets. The revolving credit facility bears interest at prime or 9.0%, whichever is greater, plus 2% per annum. Term Loan A and Term Loan B bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively.

         In addition, effective August 15, 2000, we renegotiated certain subordinated acquisition debt whereby we will pay interest only, at a rate of 10% per annum, on the debt for three years followed by two years of equal monthly payments of interest and principal, which will retire the debt by August 2005. Our acquisition debt, prior to its renegotiation on August 15, 2000, had effective interest rates varying between 8.75% and 12.0%.

         A hypothetical 10% (about 123 basis points) adverse move in interest rates along the entire interest rate yield curve would increase our interest expense over the next twelve months by approximately $0.7 million, and would decrease net income after taxes for the same period by $0.5 million, or $0.05 per diluted share. In addition, the hypothetical 10% adverse move in interest rates would have an immaterial impact on the fair market value of our fixed-rate debt.

     PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     On September 13, 2000, a default final judgment in the amount of $0.8 million was entered against Synadyne III, Inc., a wholly-owned subsidiary of the Company ("Synadyne III"), in the County Court, Dallas County, Texas. The action was brought by an employee of an independent agency of the Allstate Insurance Company claiming that the owner of that agency discriminated against her in violation of the Texas Commission of Human Rights Act of 1983. Synadyne III was under contract with this insurance agency to provide PEO services. It is the Company's contention that the complaint in this action was never properly served on Synadyne III and; therefore, the Company has filed a motion to vacate this judgment on the grounds that it was obtained without due process to Synadyne III. The Company believes, based on the advice of counsel, that it will be successful in vacating the judgment and the ultimate resolution of this matter will not have a material adverse effect on its financial position or future operating results. Accordingly, the Company has not made any adjustments to the financial statements for this matter.

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 15, 2000, in connection with the refinancing, the Company issued warrants to purchase an aggregate of 524,265 shares of its common stock to the lenders under the Company's previous credit facility, which constitutes 5% of the Company's outstanding common stock on a fully-diluted basis. The warrants were issued in exchange for forgiveness of $14.4 million which the Company owed to the lenders. The warrants were issued in reliance on
     Section 4(2) of the Securities Act.

     On August 15, 2000, in connection with the refinancing, the Company issued warrants to purchase up to 200,000 shares of its common stock to Ableco Holding LLC. The warrants are only exercisable if any letter of credit issued by the new lenders on the Company's behalf is drawn, in which event, the number of warrants the lenders will receive will be based on the amount drawn under the letter of credit. The warrants were issued in reliance on
     Section 4(2) of the Securities Act.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     In order to remain in compliance with certain covenants in the Fleet Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable in 1999. The Company had not made substantially all of the scheduled payments due and, as a result, was in default on these debts having total principal outstanding of $6.9 million as of August 15, 2000. The terms of these acquisition notes payable, which were subordinated to the Fleet Facility and the Receivable Facility, allowed the payees to accelerate terms of payment upon default. Acceleration of this debt required prior written notice to the Company by the various payees, which was received from three payees as of August 15, 2000. On August 15, 2000, in connection with the Refinancing, certain of the subordinated acquisition notes payable were amended to provide for a five year term, interest only, at a rate of 10.0% per annum, for three years, followed by two years of equal monthly payments of interest and principal, which will retire the notes. In connection with the amendments to these subordinated acquisition notes payable, the Company paid $0.8 million of accrued interest to the relevant noteholders at the closing.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

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

10.11 Employment Agreement between Paul M. Burrell and the Company dated as of February 21, 1997(1)

10.12 Employment Agreement between Robert A. Lefcort and the Company dated as of March 3, 1997(1)

10.13 Employment Agreement between Robert E. Tomlinson and the Company dated as of March 3, 1997(1)

10.15 Employment Agreement between Brian Nugent and the Company dated as of March 11, 1997(5)

10.16 Employment Agreement between Carolyn Noonan and the Company dated as of July 22, 1999(6)

10.17 Employment Agreement between Scott R. Francis and the Company dated as of April 1, 1998(4)

10.18       Stock Option Plan, As Amended Effective May 8, 1998(4)

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

10.80 Employment agreement between Jon Peterson and the Company dated as of February 14, 2000(7)

10.81 Employment agreement between Garry E. Meier and the Company dated as of February 7, 2000(7)

10.82 Separation Agreement and Release between Paul Burrell and the Company effective February 14, 2000(8)

10.83 Separation Agreement and Release between Robert Lefcort and the Company effective April 6, 2000(8)

10.84 Separation Agreement and Release between Brian Nugent and the Company effective April 21, 2000(8)

10.85 Asset Purchase Agreement by and between Team Staff, Inc., Teamstaff V, Inc. and Outsource International, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Guardian Employer East LLC and Guardian Employer West LLC, dated as of April 7, 2000(7)

10.86 Shared Services Agreement by and between Team Staff, Inc. and Outsource International, Inc., dated as of April 7, 2000(7)

10.90 Engagement Letter between Outsource International, Inc. and Crossroads Capital Partners LLC, dated as of May 7, 1999 and three addenda dated June 18, July 1 and August 2, 1999(6)

10.91 Finder Services Agreement between Outsource International, Inc. and Crossroads Capital Partners LLC, dated as of June 30, 1999(6)

10.92(a) Financing Agreement, dated as of August 15, 2000, among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc(9)

10.92(b) Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Finance LLC(9)

10.92(c) Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of A2 Funding LP(9)

10.92(d) Term B Note, dated August 15, 2000, in the amount of $9,000,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Holding LLC(9)

10.92(e) Revolving Credit Note, dated August 15, 2000, in the amount of $33,400,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of The CIT Group/Business Credit, Inc.(9)

10.92(f) Warrant, dated August 15, 2000, issued to Ableco Holding LLC(10) 10.92(g) Registration Rights Agreement, dated as of August 15, 2000, between Outsource International, Inc. and Ableco Holding LLC(9)

10.93(a) Restructuring Agreement, dated as of August 15, 2000, among Outsource International, Inc., Fleet National Bank, as agent, and each of the banks party thereto(9)

10.93(b) Notes, each dated August 15, 2000, totaling $5,343,262, made by Outsource International, Inc., as Borrower, to the order of Fleet National Bank ($2,200,168.28); LaSalle Bank National Association ($1,257,237.49); Comerica Bank ($1,257,237.49), and SunTrust Bank
            ($628,618.74)(9)

10.93(c) Warrant Purchase Agreement, dated as of August 15, 2000, among Outsource International, Inc., Fleet National Bank, Comerica Bank, LaSalle Bank National Association and SunTrust Bank(9)

10.93(d) Form of Warrant, dated August 15, 2000, issued to Fleet National Bank (215,874 shares), Comerica Bank (123,356), LaSalle Bank National Association (123,356) and SunTrust Bank (61,679)(9)

27          Financial Data Schedule**

------------------------

**     Filed herewith

(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on August 12, 1997

(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on October 21, 1997

(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on September 23, 1997

(4) Incorporated by reference to the Exhibits to the Company's Form 10-Qfor the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998

(5) Incorporated by reference to the Exhibits to the Company's Form 10-Kfor the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999

(6) Incorporated by reference to the Exhibits to the Company's Form 10-Qfor the quarterly period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 16, 1999

(7) Incorporated by reference to the exhibits to the Company's Form 10-K/Afor the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 20, 2000

(8) Incorporated by reference to the exhibits to the Company's Form 10-Qfor the transition period ended April 2, 2000, as filed with the Securities and Exchange Commission on May 17, 2000

(9) Incorporated by reference to the exhibits to the Company's Form 10-Qfor the quarterly period ended July 2, 2000, as filed with the Securities and Exchange Commission on August 21, 2000


(b) REPORTS ON FORM 8-K:

No reports were filed on Form 8-K during the fiscal quarter ended October 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OUTSOURCE INTERNATIONAL, INC.

Date: November 15, 2000          BY: /s/ GARRY E. MEIER
                                     ----------------------------------
                                     Garry E. Meier
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer

Date: November 15, 2000          BY: /s/ SCOTT R. FRANCIS
                                     ----------------------------------
                                     Scott R. Francis
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

     EXHIBIT INDEX

     EXHIBIT
     NUMBER       DESCRIPTION
     ------       -----------

     27           Financial Data Schedule