Form 10-Q/A
period 2000-10-01
OUTSOURCE INTERNATIONAL INC
filed 2001-02-13
CIK 1013316

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

For the transition period from ___________________ to ______________________

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

                          OUTSOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                                                Page
                                                                                                ----
                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

  Unaudited Condensed Consolidated Balance Sheets as of October 1, 2000
  and April 2, 2000...........................................................................    2

  Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks
  ended October 1, 2000 and three months ended September 30, 1999.............................    3

  Unaudited Condensed Consolidated Statements of Operations for the twenty six
  weeks ended October 1, 2000 and six months ended September 30, 1999.........................    4

  Unaudited Condensed Consolidated Statements of Cash Flows for the twenty six
  weeks ended October 1, 2000 and six months ended September 30, 1999.........................    5

  Notes to Unaudited Condensed Consolidated Financial Statements..............................    6

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations.........................................................   17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........................   35


                               PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................................   36

Item 2 - Changes in Securities and Use of Proceeds............................................   36

Item 3 - Defaults Upon Senior Securities......................................................   36

Item 6 - Exhibits and Reports on Form 8-K.....................................................   37

Signatures....................................................................................   40


PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                             October 1, 2000     April 2, 2000
                                                                             ---------------     -------------
ASSETS

Current Assets:
      Cash                                                                     $   2,030           $   1,546
      Trade accounts receivable, net of allowance
           for doubtful accounts of $1,498 and $1,563                             36,837              42,118
      Funding advances to franchises                                                 696                 206
      Assets held for disposition                                                    215               2,409
      Income tax receivable and other current assets                               6,653               5,043
                                                                               ---------           ---------

           Total current assets                                                   46,431              51,322

Property and equipment, net                                                        7,424               9,154
Goodwill, net                                                                     21,404              21,824
Territory rights, net                                                             18,343              18,642
Customer list, net                                                                 3,780               4,389
Other intangible assets, net                                                         789                 928
Other assets                                                                       6,013               2,310
                                                                               ---------           ---------

           Total assets                                                        $ 104,184           $ 108,569
                                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                         $   7,219           $   8,887
      Accrued expenses:
           Payroll                                                                 4,767              10,518
           Payroll taxes                                                           1,912               4,139
           Workers' compensation and insurance                                     5,285               5,210
           Other                                                                   3,605               4,499
      Accrued restructuring charges                                                1,358               2,255
      Other current liabilities                                                      982                 506
      Current maturities of long-term debt to related parties                         --               1,195
      Current maturities of long-term debt                                         1,690               7,635
      Revolving credit facility                                                       --              50,746
      Current maturities of term loans                                               500                  --
                                                                               ---------           ---------

           Total current liabilities                                              27,318              95,590

Non-Current Liabilities:
      Senior facilities, net of current maturities                                15,321                  --
      Term loans, net of current maturities                                       25,425                  --
      Long term debt, net of current maturities                                    1,204                  --
      Other long-term debt, less current maturities                                6,636               1,934
                                                                               ---------           ---------

          Total liabilities                                                       75,904              97,524
                                                                               ---------           ---------

Commitments and Contingencies (Notes 5, 6 and 7)

Shareholders' Equity:
      Preferred stock, $.001 par value: 10,000,000 shares authorized,
           no shares issued and outstanding                                           --                  --
      Common stock, $.001 par value: 100,000,000 shares authorized,
           8,687,488 shares issued and outstanding                                     9                   9
      Additional paid-in-capital                                                  54,170              53,546
      Accumulated deficit                                                        (25,899)            (42,510)
                                                                               ---------           ---------

           Total shareholders' equity                                             28,280              11,045
                                                                               ---------           ---------

           Total liabilities and shareholders' equity                          $ 104,184           $ 108,569
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
                        MONTHS ENDED SEPTEMBER 30, 1999

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           October 1, 2000       September 30, 1999
                                                                           ---------------       ------------------
Net revenues                                                                 $     78,882           $    159,124
Cost of revenues                                                                   62,590                138,352
                                                                             ------------           ------------

Gross profit                                                                       16,292                 20,772
                                                                             ------------           ------------

Selling, general and administrative expenses:
      Amortization of intangible assets                                               704                  1,013
      Other selling, general and administrative expenses                           12,550                 24,211
                                                                             ------------           ------------

      Total selling, general and administrative expenses                           13,254                 25,224
                                                                             ------------           ------------

Restructuring and impairment charges:
      Restructuring charges                                                           940                  5,104
      Impairment of goodwill and other long-lived assets                               --                  2,450
                                                                             ------------           ------------

      Total restructuring and impairment charges                                      940                  7,554
                                                                             ------------           ------------

Operating income (loss)                                                             2,098                (12,006)
                                                                             ------------           ------------

Other expense (income):
      Interest expense (net)                                                        2,456                  1,852
      Gain on the disposition of assets and other income (net)                       (144)                  (541)
                                                                             ------------           ------------

      Total other expense (income)                                                  2,312                  1,311
                                                                             ------------           ------------

Loss before benefit for income taxes and extraordinary item                          (214)               (13,317)

Income tax benefit                                                                 (1,283)                (4,998)
                                                                             ------------           ------------

Income (loss) before extraordinary item                                             1,069                 (8,319)

Extraordinary item - gain on refinancing of senior debt facilities,
      net of provision for income tax of $5,304                                     8,456                     --
                                                                             ------------           ------------

Net income (loss)                                                            $      9,525           $     (8,319)
                                                                             ============           ============

Weighted average common shares outstanding:

      Basic                                                                     8,687,488              8,657,913
                                                                             ============           ============
      Diluted                                                                  10,292,236              8,657,913
                                                                             ============           ============

Earnings per share:
  Basic
      Income (loss) before extraordinary item                                $       0.13           $      (0.96)
      Extraordinary item, net of provision for income tax                            0.97                     --
                                                                             ------------           ------------
      Net income (loss)                                                      $       1.10           $      (0.96)
                                                                             ============           ============

  Diluted
      Income (loss) before extraordinary item                                $       0.11           $      (0.96)
      Extraordinary item, net of provision for income tax                            0.82                     --
                                                                             ------------           ------------
      Net income (loss)                                                      $       0.93           $      (0.96)
                                                                             ============           ============



                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE TWENTY SIX WEEKS ENDED OCTOBER 1, 2000 AND SIX
                        MONTHS ENDED SEPTEMBER 30, 1999

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            October 1, 2000      September 30, 1999
                                                                            ---------------      ------------------
Net revenues                                                                 $    160,500           $    302,578
Cost of revenues                                                                  128,021                261,461
                                                                             ------------           ------------

Gross profit                                                                       32,479                 41,117
                                                                             ------------           ------------

Selling, general and administrative expenses:
      Amortization of intangible assets                                             1,438                  1,947
      Other selling, general and administrative expenses                           26,539                 44,126
                                                                             ------------           ------------

      Total selling, general and administrative expenses                           27,977                 46,073
                                                                             ------------           ------------

Restructuring and impairment charges:
      Restructuring charges                                                         1,818                  5,104
      Impairment of goodwill and other long-lived assets                               --                  2,450
                                                                             ------------           ------------

      Total restructuring and impairment charges                                    1,818                  7,554
                                                                             ------------           ------------

Operating income (loss)                                                             2,684                (12,510)
                                                                             ------------           ------------

Other expense (income):
      Interest expense (net)                                                        4,369                  3,554
      Gain on disposition of assets and other income (net)                           (867)                  (562)
                                                                             ------------           ------------

      Total other expense (income)                                                  3,502                  2,992
                                                                             ------------           ------------

Loss before benefit for income taxes and extraordinary item                          (818)               (15,502)
Income tax benefit                                                                 (8,973)                (5,934)
                                                                             ------------           ------------

Income (loss) before extraordinary item                                             8,155                 (9,568)

Extraordinary item - gain on refinancing of senior debt facilities,
      net of provision for income tax of $5,304                                     8,456                     --
                                                                             ------------           ------------

Net income (loss)                                                            $     16,611           $     (9,568)
                                                                             ============           ============

Weighted average common shares outstanding:

      Basic                                                                     8,681,172              8,657,913
                                                                             ============           ============
      Diluted                                                                  10,086,221              8,657,913
                                                                             ============           ============

Earnings per share:
  Basic
      Income (loss) before extraordinary item                                $       0.94           $      (1.11)
      Extraordinary item, net of provision for income tax                            0.97                     --
                                                                             ------------           ------------
      Net income (loss)                                                      $       1.91           $      (1.11)
                                                                             ============           ============

  Diluted
      Income (loss) before extraordinary item                                $       0.81           $      (1.11)
      Extraordinary item, net of provision for income tax                            0.84                     --
                                                                             ------------           ------------
      Net income (loss)                                                      $       1.65           $      (1.11)
                                                                             ============           ============

                     See accompanying notes to the unaudited
                  condensed consolidated financial statements

                  OUTSOURCE INTERNATIONAL INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE TWENTY SIX WEEKS ENDED OCTOBER 1, 2000
                    AND SIX MONTHS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)


                                                                                    October 1, 2000   September 30, 1999
                                                                                    ---------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $ 16,611           $ (9,568)
      Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
           Depreciation and amortization                                                   2,784              3,741
           Impairment of goodwill                                                             --              2,450
           Write-down and losses from sale of assets held for disposition                    579              2,547
           Extraordinary gain on refinancing, net of income tax                           (8,456)                --
           Deferred income taxes                                                          (9,530)            (4,940)
           Notes received from franchises                                                     --               (107)
           Gain on the sale of the Company's clerical operations                              --               (523)
           Gain on the sale of the Company's PEO operations                                 (684)                --
           Loss on disposal of assets, net                                                   153                 50
                                                                                        --------           --------

                                                                                           1,457             (6,350)
      Changes in assets and liabilities (excluding effects of acquisitions and dispositions):
           (Increase) decrease in:
                Trade accounts receivable                                                  5,839              3,966
                Prepaid expenses and other current assets                                    363               (975)
                Other assets                                                                 (62)               756
           Increase (decrease) in:
                Accounts payable                                                            (100)            (1,004)
                Accrued expenses:
                   Payroll                                                                (5,778)             5,378
                   Payroll taxes                                                          (2,227)               818
                   Workers' compensation and insurance                                         6             (1,393)
                   Debt service and other accrued expenses                                (1,846)               934
                Accrued restructuring charges                                               (937)             1,227
                Other current liabilities                                                   (364)               479
                                                                                        --------           --------

      Net cash (used in) provided by operating activities                                 (3,649)             3,836
                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sales as part of the Restructuring and related matters                   880              1,965
Proceeds from the sale of the Company's PEO operations                                     3,314                 --
Funding repayments (advances) from franchises, net                                          (490)               229
Purchases of property and equipment                                                         (301)              (558)
Proceeds from sale of property and equipment                                                  --              1,600
                                                                                        --------           --------

      Net cash provided by investing activities                                            3,403              3,236
                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in excess of outstanding checks over bank balance,
  included in accounts payable                                                            (2,021)            (2,078)
Net proceeds (repayment) of lines of credit and revolving credit facilities                3,922             (2,913)
Proceeds from interest collar termination                                                     --                250
Related party debt repayments                                                                 --               (145)
Repayment of other long-term debt                                                         (1,171)            (2,378)
                                                                                        --------           --------

      Net cash provided by (used in) financing activities                                    730             (7,264)
                                                                                        --------           --------

Net increase (decrease) in cash                                                              484               (192)
Cash, beginning of period                                                                  1,546              1,418
                                                                                        --------           --------

Cash, end of period                                                                     $  2,030           $  1,226
                                                                                        ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                           $  4,970           $  2,432
                                                                                        ========           ========

                     See accompanying notes to the unaudited
                  condensed consolidated financial statements

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The interim unaudited condensed consolidated financial statements and the related information in these notes as of October 1, 2000 and for the thirteen week period ("Q2 2001") and twenty six week period ("YTD 2001") ended October 1, 2000 and the three month period ("Q3 1999") and six month period ("YTD 1999") ended September 30, 1999 have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal and recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the presentation of the financial position and results of operations for the three months and six months ended September 30, 1999 to conform to current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

The Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") on October 19, 1999, indicating, among other things, its change for financial reporting purposes, effective January 1, 2000, from a fiscal year ended December 31 to a fiscal year ending the 52 or 53 week period ending the Sunday closest to March 31. The interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q; therefore they do not include all information and footnotes normally included in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, including, but not limited to, those contained in the Company's Registration Statement on Form S-1 (File No. 333-48926) filed with the SEC on October 30, 2000 and declared effective January 31, 2001, the Company's Form 10-K filed with the SEC on April 14, 2000, the financial statements in the Company's Form 10-Q for the transition period ended April 2, 2000 ("Q1 2000") filed with the SEC on May 17, 2000, and the financial statements in the Company's Form 10-Q/A for the quarterly period ended July 2, 2000 ("Q1 2001") filed with the SEC on September 1, 2000.

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company intends to implement SFAS No. 133 in its consolidated financial statements as of April 2, 2001. Management does not believe that the Company is a party to any transactions involving derivatives as defined by SFAS No. 133. SFAS No. 133 could increase volatility in earnings and other comprehensive income if the Company enters into any such transactions in the future.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company will adopt SAB 101 in fiscal 2001; however, the Company believes that such adoption will not impact the Company's Consolidated Financial Statements.

NOTE 2: FUTURE LIQUIDITY

Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: FUTURE LIQUIDITY (CONTINUED)

Ableco Finance LLC, as agent (the "Lenders"), which replaced the Company's previous senior credit facility (the ("Fleet Facility") with a $33.4 million revolving credit facility (the "Ableco Facility") and two term loans of $17.6 million and $9.0 million, respectively. In connection with the repayment of the Fleet Facility, the Company issued a four-year, $5.3 million subordinated term note to the lenders of the Fleet Facility. Simultaneously with the closing of the Ableco Facility, the Company cured the defaults under certain of its outstanding subordinated acquisition notes payable. These notes were amended to provide for a five year term, interest only for three years and then two years of equal monthly payments of principal and interest, at the end of which those notes will be fully paid and then retired (see Note 5).

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

(iii) a reduction of the Company's flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees, approximately 11% of the Company's workforce; and an additional reduction of 59 employees through the second fiscal quarter of 2001. As of October 31, 2000, 48 branch offices have been eliminated in connection with our restructuring plan, 41 of which had been sold, franchised, closed, or consolidated as of October 1, 2000. During Q2 2001 one office was removed from the held for disposition classification. The Company also identified two additional offices that would be closed as a result of its ongoing restructuring activities and the Company recorded the related assets as held for disposition at that time. These offices were subsequently closed in October 2000, and when it became apparent to management that these assets would be abandoned, the Company recorded the write-down of the related assets as restructuring charges in Q3 2001. In addition, the Company sold the remaining five offices held for disposition on October 29, 2000. The 48 offices sold, franchised, closed, or consolidated were not expected to be adequately profitable or were inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. In addition, during Q1 2001, when it became apparent that certain employees in offices sold and franchised to third parties would continue employment with such buyers, the expected reduction in staff was modified from 59 employees to 32 employees. Subsequently, in Q2 2001, in connection with the Restructuring, the Company reduced its workforce by an additional 16 employees.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)


     The restructuring charge accrual and its utilization are as follows:


                                                                                       Fiscal Year 2001
                                                                      -----------------------------------------------------
                                                                         Charges to
                                                                        (Reversals Of)
                                                                          Operations             Utilization     Balance At
                                                Original Balance At   -------------------    ------------------  ----------
(Amounts in Thousands)                           Charge    4/2/00     Q1 2001     Q2 2001     Cash     Non-cash    10/1/00
---------------------                           -------    -------    -------     -------    -------   --------    -------
Employee severance and
    other termination benefits                  $ 4,040    $ 2,139    $   (89)    $   152    $   939    $    --    $ 1,263

Professional fees                                 1,205         34        369         401        764         --         40
Lease termination and write-down of
    leasehold improvements at closed offices        400         49         (2)         36         28         --         55

Other restructuring charges                         146         33        154         218        405         --         --
                                                -------    -------    -------     -------    -------    -------    -------

Accrued restructuring charges                     5,791      2,255        432         807      2,136         --      1,358

Write-down to fair value/loss on sale
    of assets identified for disposition          5,429         --        446         133         --        579         --
                                                -------    -------    -------     -------    -------    -------    -------
Total restructuring and asset
    impairment activity                         $11,220    $ 2,255    $   878     $   940    $ 2,136    $   579    $ 1,358
                                                =======    =======    =======     =======    =======    =======    =======


SEVERANCE AND OTHER RESTRUCTURING CHARGES

The original $11.2 million restructuring charge (the "Restructuring Charge") included $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were decreased by $0.2 million and $0.1 million during Q1 2000 and Q1 2001, respectively, to reflect the fact that certain employees of offices sold and franchised to third parties would continue employment with such buyers or franchisees and would not be paid the severance amounts that had been accrued. The Company recorded an additional $0.2 million in severance costs in Q2 2001 due to a reduction of headcount by 16 employees during the period whose severance payments were not accrued as part of the Company's original Restructuring Charge. The remaining liability consisted of $1.3 million for severance and other termination benefits as of October 1, 2000 for ten executive management employees who have been terminated during the period of August 1999 through August 2000, and will be paid over a period ranging from one week to 18 months from the balance sheet date. As of December 31, 1999, April 2, 2000 and October 1, 2000, the Company had terminated 107, 110 and 142 employees, respectively, in conjunction with its restructuring activities.

The Company recorded professional fees of $0.4 million and $0.8 million as restructuring costs incurred during Q2 2001 and YTD 2001, respectively. These professional fees were comprised primarily of amounts paid to Crossroads LLC, a consulting firm based in Newport Beach, California ("Crossroads"), for its services related to the Restructuring.

The Company utilized $0.2 million and $0.3 million of the Restructuring Charge during Q1 2001 and Q2 2001, respectively, for the costs of terminating real estate leases as well as for writing down the carrying value of leasehold improvements and other assets not usable in other Company operations. The Company completed its restructuring activities as of October 31, 2000.

ASSETS HELD FOR DISPOSITION

The Restructuring Charge included a $5.4 million write-down of assets, recorded in the Company's results of operations when these assets were classified as held for disposition, to their estimated net realizable value based

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

on either the actual sales prices negotiated for assets sold as of December 31, 1999, or management's estimate of the ultimate sales prices that would be negotiated for these assets that were sold after that date. Management's estimate of the actual sales prices of assets held for disposition as of December 31, 1999 was based on letters of intent from prospective purchasers of these assets. Subsequent to December 31, 1999, as actual sales prices of these assets were negotiated, the charge was increased by $0.1 million in Q1 2000, and subsequently increased by $0.4 million in Q1 2001. Based on the negotiations of the actual sales prices of certain assets sold subsequent to October 1, 2000, the Company recorded an additional charge of $0.1 million during Q2 2001.

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

No assets were sold in Q2 2001.

Effective October 29, 2000, the Company sold its operations in the states of New Hampshire and Massachusetts, comprising five offices and two "vendor on premises" locations, for $125,000, comprised of cash proceeds of $50,000 at closing and a two year $75,000 promissory note. In addition, the Company will receive additional amounts equal to 30% of EBITDA of the sold offices during the next two years. Excluded from the sale were cash, accounts receivable and deferred income taxes, as well as accrued liabilities and accounts payable. The Company recorded an additional $133,000 charge to restructuring during Q2 2001 to reduce the carrying value of these assets to their net realizable value.

All of the Company's offices classified as held for disposition were sold or franchised by October 31, 2000. Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.1 million in Q2 2001 and $0.2 million YTD 2001.

The Company's assets held for disposition as of October 1, 2000, stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs), were as follows (amounts are in thousands):

                                   Net Original Cost
                        ----------------------------------------
                        Property      Goodwill and                     Lower of
                           and           Other                         Cost or
                        Equipment   Intangible Assets     Total       Fair Value
                        ---------   -----------------    -------      ----------

 Tandem branch offices    $ 195          $ 1,045         $ 1,240         $ 215
                          =====          =======         =======         =====




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

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

                        Thirteen Weeks Three Months  Twenty Six     Six Months
                            Ended         Ended      Weeks Ended      Ended
                         Oct 1, 2000  Sept 30, 1999  Oct 1, 2000   Sept 30, 1999
                         -----------  -------------  -----------   -------------

Revenues                   $ 2,560      $ 15,183       $ 10,487      $ 28,492
                           =======      ========       ========      ========

Net loss before taxes      $  (151)     $   (251)      $     (6)     $   (880)
                           =======      ========       ========      ========

NOTE 4. INCOME TAXES

The Company's effective tax rate varies from the statutory federal rate of 35% as follows (amounts presented are in thousands, except for percentages):


                                           Thirteen Weeks       Three Months        Twenty Six Weeks       Six Months
                                               Ended               Ended                 Ended                Ended
                                            Oct 1, 2000         Sept 30, 1999         Oct 1, 2000         Sept 30, 1999
                                          ----------------     ---------------     ------------------     ----------------
                                           Amount    Rate      Amount     Rate     Amount      Rate        Amount       Rate
                                          -------    -----     -------    ----     -------    -------      -------      ----
Statutory rate applied to income before
   income taxes and extraordinary item    $   (75)    (35.0)%  $(4,662)  (35.0)%   $  (286)       (35.0)%  $(5,427)     (35.0)%
Increase (decrease) in income taxes
   resulting from:
   State income taxes, net of federal
     benefit                                  171      79.9       (564)   (4.2)        191         23.4       (644)      (4.2)
   Employment tax credits                    (139)    (65.0)      (106)   (0.8)       (220)       (26.9)      (270)      (1.7)
   Nondeductible expenses                      20       9.3         --      --          49          6.0         --         --
   Other                                     (194)    (90.7)       334     2.5        (343)       (42.0)       407        2.6
                                          -------   -------    -------    ----    --------    ---------    -------     ------
Total before valuation allowance             (217)   (101.4)    (4,998)  (37.5)       (609)       (74.5)    (5,934)     (38.3)
Change in valuation allowance              (1,066)   (498.2)        --      --      (8,364)    (1,023.7)        --         --
                                          -------   -------    -------    ----    --------    ---------    -------     ------
Total                                     $(1,283)   (599.8)%  $(4,998)  (37.5)%  $ (8,973)    (1,098.3)%  $(5,934)     (38.3)%
                                          =======   =======    =======    ====    ========    =========    =======     ======


During Q1 2001, the Company reduced its deferred tax asset valuation allowance by a net reduction of $7.3 million, which was expected to be realized through utilization of the existing net operating loss carryforward, relating to the extinguishment gain of approximately $8.5 million ($13.8 million less $5.3 million of income tax) that was recorded in Q2 2001 (see Note 5), and through taxable income from future operations. The Company's expectations of future taxable income are consistent with past operating history and do not incorporate operating improvements to achieve such income. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance that may be required if management's assessment changes regarding the realizability of the deferred tax assets in future periods. During Q2 2001, the Company reduced the deferred tax valuation allowance by an additional $1.1 million based on improvements in the Company's operating results and through revised estimates of taxable income from future operations based on actual operating results of Q2 2001 and through taxable income from future operations. The valuation allowance was established in 1999 and was increased by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes". As of October 1, 2000, the deferred tax asset of $10.8 million, offset by a valuation allowance of $6.5 million, was reflected in the Company's Consolidated Balance Sheets as follows: income tax receivable and other current assets includes $4.6 million of the deferred tax asset offset by a valuation allowance of $2.8 million. The other assets classification on the balance sheet includes $6.2 million of the deferred tax asset offset by a valuation allowance of $3.7 million.

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


NOTE 4. INCOME TAXES (CONTINUED)

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

NOTE 5. DEBT

SENIOR DEBT FACILITIES

Effective August 15, 2000, the Company entered into the Ableco Facility, a three-year financing agreement which replaced the Fleet Facility with a $33.4 million revolving credit facility (the "Revolving Credit Facility"), which includes a subfacility for the issuance of standby letters of credit, and two term loans, Term Loan A and Term Loan B ("Term Loans"), of $17.6 million and $9.0 million, respectively (the "Refinancing"). Both the Revolving Credit Facility and the Term Loans are secured by all the assets of the Company and its subsidiaries. The Revolving Credit Facility bears interest at prime or 9.0%, whichever is greater, plus 2%. The Term Loans bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively. In connection with the Refinancing, the Company issued warrants to the Lenders to purchase up to a maximum of 200,000 common shares of the Company, exercisable for a term of five years, at $0.01 per warrant, but only if any letter of credit issued by the Lenders on behalf of the Company is drawn upon.

A portion of the Ableco Facility was used to satisfy the Fleet Facility with FleetNational Bank, for itself and as agent for three other banks (the "Fleet Group"). Prior to the closing of the Refinancing, the outstanding balance of the Fleet Facility was approximately $52.0 million. The balance was repaid in full with a cash payment of approximately $32.3 million and the issuance of a four-year, $5.3 million subordinated term note (the "Fleet Term Note"). The Fleet Term Note is subordinated to the Revolving Credit Facility and Term Loans and includes interest only for four years, followed by a balloon payment for the entire principal amount. In addition, the Company is entitled to a 60% discount on the Fleet Term Note if it is satisfied within 18 months. This obligation bears interest at Fleet's Alternative Prime Rate ("APR") plus 3.5% per annum. In connection with the Refinancing and in satisfaction of the Company's obligation to the Fleet Group, the Company has issued 524,265 warrants to the Fleet Group to purchase common shares of the Company, which constitutes 5.0% of the common stock of the Company on a fully diluted basis. The warrants are exercisable for a term of 10 years at $0.001 per warrant. The fair value of the warrants, $0.6 million, was recorded as additional paid-in capital and treated as a debt discount to be amortized over the life of the Fleet Term Note. In connection with the Refinancing and the termination of the Fleet Facility, the Company recorded an extraordinary gain of approximately $8.5 million, net of tax, in the quarter ending October 1, 2000.

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

LITIGATION: On September 13, 2000, a default final judgment in the amount of $0.8 million was entered against Synadyne III, Inc., a wholly-owned subsidiary of the Company ("Synadyne III"), in the County Court, Dallas County, Texas. The action was brought by an employee of an independent agency of the Allstate Insurance Company claiming that the owner of that agency discriminated against her in violation of the Texas Commission of Human Rights Act of 1983. Synadyne III was under contract with this insurance agency to provide PEO services. It is the Company's contention that the complaint in this action was never properly served on Synadyne III and; therefore, the Company has filed a motion to vacate this judgment on the grounds that it was obtained without due process to Synadyne III. On December 8, 2000, this default judgment was vacated on the grounds that it was obtained without affording due process to Synadyne III. The Company has filed its answer in this lawsuit and the Company's employment practices liability insurance carrier has assumed the defense of the action on the Company's behalf. The Company believes, based on the advice of counsel, that the ultimate resolution of this matter will not have a material adverse effect on its financial position or future operating results. Accordingly, the Company has not made any adjustments to the financial statements for this matter.

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

NOTE 8. COMPUTATION OF EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". The weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share were calculated as follows:


                                                       Thirteen             Three              Twenty Six              Six
                                                      Weeks Ended        Months Ended         Weeks Ended          Months Ended
                                                    October 1, 2000   September 30, 1999    October 1, 2000    September 30, 1999
                                                   -----------------  ------------------    ---------------    ------------------
                                                      (Historical)       (Historical)          (Historical)         (Historical)
Shares issued  in connection with the
  Reorganization                                        5,448,788           5,448,788           5,448,788           5,448,788

Equivalent shares represented by shares of
   common stock of certain Subsidiaries
   purchased in the Reorganization                             --                  --                  --

Shares sold by the Company in the October 1997          3,000,000           3,000,000           3,000,000           3,000,000

Shares issued in connection with a February 1998
   acquisition                                             57,809              57,809              57,809              57,809

Warrants exercised in 1998 (see Notes 5 and 7)            151,316             151,316             151,316             151,316

Warrants exercised in 2000 (see Notes 5 and 7)             29,575                  --              23,260                  --
                                                       ----------          ----------          ----------          ----------

Weighted average common shares - basic                  8,687,488           8,657,913           8,681,173           8,657,913

Outstanding options and warrants to purchase
   common stock - remaining shares after assumed
   repurchase using proceeds from exercise              1,604,748                  --           1,405,048                  --
                                                       ----------          ----------          ----------          ----------

Weighted average common shares - diluted               10,292,236           8,657,913          10,086,221           8,657,913
                                                       ==========          ==========          ==========          ==========


Certain of the outstanding options and warrants to purchase common stock of the Company were anti-dilutive for Q3 1999 and YTD 1999, respectively, and accordingly were excluded from the calculation of diluted weighted

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. COMPUTATION OF EARNINGS (LOSS) PER SHARE (CONTINUED)

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


                                               Thirteen Weeks        Three Months         Twenty Six           Six Months
                                                   Ended               Ended              Weeks Ended            Ended
                                                Oct 1, 2000         Sept 30, 1999         Oct 1, 2000         Sept 30, 1999
                                               --------------       -------------         -----------          -------------
                                                                           (Amounts in thousands)
REVENUES

Tandem                                          $  78,055             $  93,010             $ 158,914             $ 172,865
Synadyne                                               --                59,325                    71               114,404
Franchising                                           727                 1,036                 1,381                 3,505
Other Company revenues                                100                 5,753                   134                11,804
                                                ---------             ---------             ---------             ---------

TOTAL COMPANY REVENUES                          $  78,882             $ 159,124             $ 160,500             $ 302,578
                                                =========             =========             =========             =========

LOSS BEFORE BENEFIT FOR INCOME TAXES

Tandem                                          $   5,824             $   1,900             $  10,439             $   2,387
Synadyne                                               --                   284                  (198)                  807
Franchising                                           602                   882                 1,098                 3,073
Other Company income (loss), net (1)               (6,640)              (16,383)              (12,157)              (21,769)
                                                ---------             ---------             ---------             ---------

THE COMPANY'S LOSS BEFORE TAXES                 $    (214)            $ (13,317)            $    (818)            $ (15,502)
                                                =========             =========             =========             =========


(1) During Q2 2001 and FYTD 2001, the Company recognized restructuring charges of $0.9 million and $1.8 million, respectively, and a $0.7 million gain on the sale of the Company's PEO operations during YTD 2001.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. SUBSEQUENT EVENTS

On October 31, 2000, the Company agreed to purchase for cancellation certain of its outstanding incentive stock options with an exercise price ranging from $10.38 to $18.88, for $0.1 million.

On November 10, 2000, the Company authorized the issuance of options to purchase 162,503 shares of the Company's common stock at $1.01 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH "FORWARD-LOOKING
INFORMATION: CERTAIN CAUTIONARY STATEMENTS".

GENERAL

We offer our clients flexible industrial staffing services through our Tandem division, targeting opportunities in a fragmented, growing market which we believe has, to date, been under-served by large full service staffing companies. Significant benefits of Tandem's services to clients include providing clients with the ability to outsource their recruiting and hiring functions and other logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services.

Flexible industrial staffing services include recruiting, hiring, training and deploying temporary industrial personnel as well as payroll administration and risk management services. Tandem delivers its flexible industrial staffing services through a nationwide network of 84 company-owned recruiting and dispatch branch offices and 51 franchised offices. We aggregate our company-owned branches into 12 geographic districts, which we combine into three geographic zones: East, Midwest and West. We franchise industrial staffing offices in secondary and tertiary markets in states that are not within our areas of market concentration. In return for royalty revenues, which average approximately 3% of our gross revenues, we provide our franchisees with, among other things, exclusive geographical areas of operations, continuing advisory and support services, and access to our confidential operating manuals.

Until we sold the operations of our Synadyne division in April 2000, we also provided professional employer organization, or PEO, services to small and medium-sized businesses (those with less than 500 employees). PEO services include payroll administration, risk management, benefits administration and human resources consultation. In August 1999, we sold the operations of our Office Ours clerical staffing division that we had started in 1995. This division, which operated five clerical staffing offices in South Florida, had revenues of $8.1 million in fiscal year 1998.

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

We commenced operations as an industrial staffing services business in 1974 under the brand name "Labor World." From 1994 to 1997, we formed nine interrelated operating companies which had common ownership and management, and expanded our business to include franchising of staffing offices, providing services to our franchisees, providing PEO services and providing clerical staffing services. In April 1996, we formed Outsource International, Inc., a Florida corporation, to become the parent holding company of our nine operating entities. On February 21, 1997, we completed a reorganization in which our nine operating entities became wholly-owned subsidiaries of Outsource International, Inc.

While implementing our growth strategies, we completed 36 acquisitions, primarily staffing companies, from January 1995 through October 1998. These acquisitions included 89 offices and collectively generated approximately $189.0 million in revenue for the twelve months preceding these acquisitions. We acquired 40 of those offices in 1998 and 30 of those offices in 1997. Due to these acquisitions, as well as the opening of new offices, the number of company-owned flexible staffing and PEO offices increased during this period from ten to 124 and the number of metropolitan markets, as measured using the United States Census Bureau's Metropolitan Statistical Areas, served by company-owned locations increased from one to 50. As of December 31, 1999, we operated 90 offices. In order to support our growth, we made a significant investment in new information systems, additional back office capabilities and in other infrastructure enhancements.

We discontinued our acquisition program as of December 31, 1998, primarily due to a desire to focus on and improve existing operations, coupled with a lack of capital for new acquisitions.

On August 6, 1999, we announced the following actions intended to improve our short-term liquidity, concentrate our operations within our Tandem division and improve our operating performance within that division:

o the sale of Office Ours, our clerical staffing division, which was completed on August 30, 1999;

o the engagement of an investment banking firm to assist in the evaluation of strategic options for our Synadyne division which ultimately resulted in the sale of the operations of Synadyne on April 8, 2000; and

o a reduction of our flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices that existed as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees, approximately 11% of our workforce; and an additional reduction of 59 employees through the second fiscal quarter of 2001. As of October 31, 2000, 48 branch offices had been eliminated in connection with our restructuring plan, 41 of which had been sold, franchised, closed, or consolidated as of October 1, 2000. During Q2 2001 one office was removed from the assets held for sale classification. We also identified two additional offices that would be closed as a result of our ongoing restructuring activities and recorded the related assets as held for disposition at that time. These offices were subsequently closed in October 2000, and when it became apparent to management that these offices would be abandoned, we recorded the write-down of the related assets as restructuring charges in Q3 2001. In addition, the five remaining offices held for disposition were sold in October 2000. The 48 offices sold, franchised, closed, or consolidated were not expected to be adequately profitable or were inconsistent with our operating strategy of clustering offices within specific geographic regions.

On October 13, 1999, our board of directors approved a change in our fiscal year, effective January 1, 2000, from the calendar year ending December 31 to the 52 or 53 week period ending on the Sunday closest to March 31. Our transition period is January 1, 2000 through April 2, 2000.

RESULTS OF OPERATIONS

The following tables set forth the amounts and percentages of net revenues of certain items in our consolidated statements of operations for the periods indicated. Certain reclassifications have been made to the presentation of the results of operations for the quarter ended and six months ended September 30, 1999 to conform to current presentation. The dollar amounts are presented in thousands:

                                                       Thirteen Weeks       Three Months        Twenty Six           Six Months
                                                            Ended              Ended            Weeks Ended             Ended
                                                         Oct 1, 2000       Sept 30, 1999        Oct 1, 2000         Sept 30, 1999
                                                       --------------      --------------       -----------         -------------
Net revenues:
Tandem                                                   $  78,055            $  93,010            $ 158,914            $ 172,865
Synadyne                                                        --               59,325                   71              114,404
Franchising                                                    727                1,036                1,381                3,505
Other                                                          100                5,753                  134               11,804
                                                         ---------            ---------            ---------            ---------

Total net revenues                                       $  78,882            $ 159,124            $ 160,500            $ 302,578
                                                         =========            =========            =========            =========

Gross profit                                             $  16,292            $  20,772            $  32,479            $  41,117
Selling, general and adminstrative expenses (1)             13,254               25,224               27,977               46,073
Restructuring and asset impairment charges                     940                7,554                1,818                7,554
                                                         ---------            ---------            ---------            ---------

Operating income (loss) (1)                                  2,098              (12,006)               2,684              (12,510)
Net interest and other expense                               2,312                1,311                3,502                2,992
                                                         ---------            ---------            ---------            ---------

Loss before benefit for income taxes (1)                      (214)             (13,317)                (818)             (15,502)
Benefit for income taxes                                    (1,283)              (4,998)              (8,973)              (5,934)
                                                         ---------            ---------            ---------            ---------

Net income (loss) before extraordinary item (1)          $   1,069            $  (8,319)           $   8,155            $  (9,568)
                                                         =========            =========            =========            =========

Other data:
EBITDA (2)                                               $   3,627            $  (9,584)           $   6,335            $  (8,207)
                                                         =========            =========            =========            =========
Net revenues:

Tandem                                                        99.0%                58.5%                99.0%                57.1%
Synadyne                                                       0.0                 37.3                  0.0                 37.8
Franchising                                                    0.9                  0.7                  0.9                  1.2
Other                                                          0.1                  3.6                  0.1                  3.9
                                                         ---------            ---------            ---------            ---------

Total net revenues                                           100.0%               100.0%               100.0%               100.0%
                                                         =========            =========            =========            =========

Gross profit                                                  20.7%                13.1%                20.2%                13.6%
Selling, general and adminstrative expenses (1)               16.8                 15.9                 17.4                 15.2
Restructuring and asset impairment charges                     1.2                  4.7                  1.1                  2.5
                                                         ---------            ---------            ---------            ---------

Operating income (loss) (1)                                    2.7                 (7.5)                 1.7                 (4.1)
Net interest and other expense                                 2.9                  0.8                  2.2                  1.0
                                                         ---------            ---------            ---------            ---------

Loss before benefit for income taxes (1)                      (0.3)                (8.4)                (0.5)                (5.1)
Benefit for income taxes                                      (1.6)                (3.1)                (5.6)                (2.0)
                                                         ---------            ---------            ---------            ---------

Net income (loss) (1)                                          1.4%                (5.2)%                5.1%                (3.2)%
                                                         =========            =========            =========            =========

SYSTEM OPERATING DATA:
System Revenues (3)                                      $ 102,854            $ 176,143            $ 205,924            $ 335,494
                                                         =========            =========            =========            =========
System employees (number at the end of period)              23,800               38,200               23,800               38,200
                                                         =========            =========            =========            =========
System offices (number at the end of period)                   135                  161                  135                  161
                                                         =========            =========            =========            =========

-------------------
(1) During the twenty six weeks ended October 1, 2000, we recorded an increase to our restructuring reserve of $1.8 million (of which $0.9 million was recorded in the quarter), a non-operating gain of $0.7 million from the sale of the our PEO operations, a $9.5 million decrease to our deferred tax asset valuation allowance (of which $1.8 million was recorded during Q2 2001) and an extraordinary gain from refinancing of $8.5 million (net of $5.3 million of income tax). During Q3 1999, we recorded restructuring and asset impairment charges of $7.6 million and a $2.7 million loss on certain accounts receivable that were subsequently sold in Q4 1999.

(2) EBITDA is earnings (net income) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance, and we believe that EBITDA provides useful information regarding our ability to service our debt and other obligations. However, EBITDA does not represent cash flow from operations, nor has it been presented as a substitute to operating income or net income as indicators of our operating performance. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, our calculation of EBITDA may be different from the calculation used by our competitors, and therefore comparability may be affected.

(3) System revenues are the sum of our net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding our penetration of the market for our services, as well as the scope and size of our operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to us, are derived from reports that are unaudited. System revenues consist of the following for the periods presented:


                                     Thirteen Weeks         Three Months          Twenty Six           Six Months
                                         Ended                Ended              Weeks Ended              Ended
                                      Oct 1, 2000          Sept 30, 1999         Oct 1, 2000          Sept 30, 1999
                                     --------------        -------------         ------------         -------------
Company's net revenues                 $  78,882             $ 159,124             $ 160,500             $ 302,578
Less Company revenues from:
  Franchise royalties                       (727)               (1,036)               (1,381)               (3,505)
  Services to franchises                      --                (4,468)                   --                (8,446)
Add: Franchise net revenues               24,699                22,523                46,805                44,867
                                       ---------             ---------             ---------             ---------

System revenues                        $ 102,854             $ 176,143             $ 205,924             $ 335,494
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

The following table summarizes the change in our net revenues and gross margin during Q3 1999, as compared to Q2 2001:


                                                                                                           Gross Margin as
                                                                     Net                 Gross             a Percentage of
                                                                   Revenues              Margin              Net Revenues
                                                                  ----------            ---------          ---------------
                                                                               (Amounts in thousands)
Q3 1999                                                           $ 159,124             $  20,772                13.1%
Increase (decrease)
      Tandem - ongoing offices                                       (2,215)                   39                  (2)
      Tandem - sold, franchised and closed offices (1)              (12,740)               (2,310)               18.1%
      Synadyne                                                      (59,325)               (1,645)                2.8%
      Office Ours                                                    (1,269)                 (313)               24.7%
      PEO services                                                   (4,468)                   11                  (2)
      Franchise royalties                                              (308)                 (308)              100.0%
      Other                                                              83                    46                55.4%
                                                                  ---------             ---------
Subtotal                                                            (80,242)               (4,480)                5.6%
                                                                  ---------             ---------

Q2 2001                                                           $  78,882             $  16,292                20.7%
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

TANDEM OPERATIONS

Net revenues from our Tandem division decreased from $93.0 million in Q3 1999 to $78.1 million in Q2 2001. The decrease in Tandem revenues was primarily due to the sale, franchise, closure, and consolidation of 41 offices through October 1, 2000. On a same store basis, Tandem revenues decreased by $2.2 million due to cancellation of certain of our large customers that generated $4.8 million in Q3 1999 revenue and the lack of a ramp-up in revenues traditionally experienced by the staffing industry during the third calendar quarter of the year. One customer, which provided welfare to work services, made up $3.0 million of this decrease due to non-renewal of this customer's contracts with the federal and state governments. The lack of a sales ramp-up was most evident with from our manufacturing and distribution customers. Partially offsetting these was revenue growth from new and existing customers in the construction and retail industries. We do not expect our revenues from manufacturing and distribution to improve in Q3 2001.

Gross profit from our Tandem division declined from $17.8 million in Q3 1999 to $15.5 million during Q2 2001, primarily due to the offices restructured through October 1, 2000, which generated a gross margin of $2.3 million in Q3 1999. While gross profit dollars declined, Tandem's gross profit margin percent improved from 19.1% in Q3 1999 to 19.8% in Q2 2001. This increase in gross margin percent is due to price increases that we instituted in the past three quarters to reflect the value of services provided. These price increases have been partially offset by higher workers' compensation costs resulting from an increased average cost per claim in YTD 2001. This is in contrast to 1999, when we experienced a lower average cost per claim and better than anticipated development of open 1998 claims resulting in a reduction of workers' compensation costs.

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

Workers' compensation costs have increased more than expected in calendar year 2000 despite our employment of safety specialists because of one open zone safety manager position in the West during the last half of calendar year 1999. In addition, branches in California and Colorado did not immediately change their existing risk management practices, continued to service job assignments which were excluded by our risk management program, and not all branches were not performing the on-site client reviews in accordance with our stated policy. The employment of safety specialists, exclusion of risky job assignments, and on-site client inspections all reduce the frequency of workers' compensation claims and therefore minimize workers' compensation costs. Although these factors have since been addressed by filling the open zone safety manager position in California, and implementing more consistent training and monitoring programs for compliance with our risk management policies, our workers' compensation costs increased in calendar year 2000 because we experienced a higher average cost per claim in 2000 and greater than anticipated expenses for claims still open from 1999.

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

As part of our on-going efforts to improve the support of our customers, branch offices and service employees, we are currently analyzing the potential of decentralizing some of our support functions. This would entail setting up regional field service groups comprised of individuals with specific skill sets, including business analysis, human resources, billing and collections. We expect to complete the testing of our pilot concept by April 1, 2001, after which we may decide to decentralize our branch support services.

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

INCOME TAXES. During Q1 2001, we reduced the deferred tax asset valuation allowance by a net reduction of $7.3 million, which was expected to be realized through utilization of net operating loss carryforwards, relating to the extinguishment gain that was recorded in Q2 2001 as well as taxable income from future operations. During Q2 2001, we reduced the deferred tax valuation allowance by an additional $1.1 million that we also expect to be able to utilize against tax on income in the future. The valuation allowance was established in 1999 and was increased by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes".

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

EBITDA. EBITDA for Q2 2001 was $3.6 million, as compared to ($9.6) million in Q3 1999. EBITDA increased by $13.2 million primarily due to (i) a $11.5 million decrease in selling, general and administrative costs before depreciation and amortization comprised of a reduction of compensation costs of $5.8 million and a reduction of our bad debt provision of $3.0 million, (ii) a $4.2 million reduction in continued restructuring costs, and (iii) the absence of asset impairment charges in Q2 2001, as compared to $2.5 million during Q3 1999. These items were primarily offset by a $4.5 million decrease in our gross profit margin.

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

The following table summarizes the change in our net revenues and gross margin during YTD 1999, as compared to YTD 2001:


                                                                                                       Gross Margin as
                                                                    Net                Gross           a Percentage of
                                                                  Revenues             Margin            Net Revenues
                                                               ---------------     ---------------     -----------------
                                                                                (Amounts in thousands)

Six Months ended September 30, 1999                                 $ 302,578            $ 41,117                 13.6%
Increase (decrease)
       Tandem - ongoing offices                                         4,331               1,300                 30.0%
       Tandem - sold, franchised and closed offices (1)               (18,282)             (3,389)                18.5%
       Synadyne                                                      (114,334)             (3,651)                 3.2%
       Office Ours                                                     (3,323)               (865)                26.0%
       PEO services                                                    (8,446)                 69                    (2)
       Franchise royalties                                             (2,123)             (2,123)               100.0%
       Other                                                               99                  21                 21.2%
                                                                    ---------            --------
Subtotal                                                             (142,078)             (8,638)                 6.1%
                                                                    ---------            --------

Twenty Six Weeks ended October 1, 2000                              $ 160,500            $ 32,479                 20.2%
                                                                    =========            ========

------------------

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

Tandem's margins are affected by unemployment, competition for workers, the size of our customers, workers' compensation costs, transportation costs and pricing. We were able to mitigate the effect of low unemployment and competition for workers by increasing our margins in YTD 2001 as compared to last year. Although the average cost per labor hour increased by $0.13 during YTD 2001 as compared to last year, the average price charged per labor hour increased by $0.35 compared to this period last year. In addition, beginning in Q1 2001 and continuing throughout Q2 2001, Tandem began to reduce the impact of large, low-margin customers which typically produce raw margin results (revenues less direct payroll costs) several hundred basis points below Tandem's average gross margin percent. Although Tandem's 100 largest customers made up 43.1% of our revenues in YTD 2001 compared to 39.6% during YTD 1999, the average price charged per labor hour has increased by $0.28 while the average cost per labor hour by only $0.14.

Workers' compensation costs have increased more than expected in calendar year 2000 despite our employment of safety specialists because of one open zone safety manager position in the West during the last half of calendar year 1999. In addition, branches in California and Colorado did not immediately change their existing risk management practices, continued to service job assignments which were excluded by our risk management program, and not all branches were not performing the on-site client reviews in accordance with our stated policy. The employment of safety specialists, exclusion of risky job assignments, and on-site client inspections all reduce the frequency of workers' compensation claims and therefore minimize workers' compensation costs. Although these factors have since been addressed by filling the open zone safety manager position in California, and implementing more consistent training and monitoring programs for compliance with our risk management policies, our workers' compensation costs increased in calendar year 2000 because we experienced a higher average cost per claim in 2000 and greater than anticipated expenses for claims still open from 1999.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $18.1 million, or 39.3%, to $28.0 million in YTD 2001 from $46.1 million during the same period last year. This decrease was primarily the result of the restructuring we described earlier and reduced bad debt expenses. Compensation costs decreased $9.3 million due to a reduction of 420 employees, and we experienced a $3.4 million reduction in our bad debt provision in YTD 2001 as compared to YTD 1999. In Q3 1999, we recorded a $2.7 million bad debt provision related specifically to $4.3 million of receivables which were sold to a third party during the fourth quarter of 1999. Other selling, general and administrative costs, including telecommunications, professional fees, recruiting, and licensing costs, decreased by an aggregate of $4.1 million. Depreciation and amortization decreased by $1.0 million, due to the disposition of the assets sold in connection with our restructuring plan, and the $2.5 million impairment of goodwill during 1999.

As part of our on-going efforts to improve the support of our customers, branch offices and service employees, we are currently analyzing the potential of decentralizing some of our support functions. This would entail setting up regional field service groups comprised of individuals with specific skill sets, including business analysis, human resources, billing and collections. We expect to complete the testing of our pilot concept by April 1, 2001, after which we may decide to decentralize our branch support services.

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

INCOME TAXES. During Q1 2001, we reduced the deferred tax asset valuation allowance by a net reduction of $7.3 million, which was expected to be realized through utilization of net operating loss carryforwards, relating to the extinguishment gain that was recorded in Q2 2001 as well as taxable income from future operations. During Q2 2001, we reduced the deferred tax valuation allowance by an additional $1.1 million that we also expect to be able to utilize against tax on income in the future. The valuation allowance was established in 1999 and was increased by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes".

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

EBITDA. EBITDA for YTD 2001 was $6.3 million, as compared to ($8.2) million in YTD 1999. EBITDA increased by $14.5 million primarily due to (i) a $17.1 million decrease in selling, general and administrative costs before depreciation and amortization comprised of a reduction of compensation costs of $9.3 million and a reduction of our bad debt provision of $3.4 million, (ii) a $3.3 million reduction in continued restructuring costs, and (iii) the absence of asset impairment charges in YTD 2001, as compared to $2.5 million during YTD 1999. These items were primarily offset by a $8.6 million decrease in our gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

SENIOR DEBT

Effective August 15, 2000, we entered into a three-year agreement with a syndicate of lenders led by Ableco Finance LLC, an affiliate of Cerberus Capital Management, L.P., as agent. The lenders' syndicate consists of Ableco Finance LLC, The CIT Group/Business Credit, Inc., A2 Funding LP and Ableco Holding LLC. The new agreement replaced our existing credit facility with a $33.4 million revolving credit facility, which includes a subfacility for the issuance of standby letters of credit, and a $17.6 million term loan A and a $9.0 million term loan B. Both the revolving credit facility and the term loans are secured by all of our assets. The revolving credit facility bears interest at prime or 9.0%, whichever is greater, plus 2% per annum. Term loan A and term loan B bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively. In connection with the refinancing, we issued warrants to our new lenders to purchase up to a maximum of 200,000 shares of common stock, exercisable for a term of five years, at $0.01 per share. The warrants are only exercisable if any letter of credit issued by the new lenders on our behalf is drawn, in which event, the number of shares of common stock the lenders will receive upon exercise of the warrant will be based on the amount drawn under the letter of credit.

On August 15, 2000, we used a portion of our new credit facility to satisfy our prior credit facility with Fleet National Bank, for itself and as agent for three other banks. Prior to the closing of the refinancing, the outstanding balance of our prior credit facility was approximately $52.0 million. We repaid the balance in full with a cash payment of approximately $32.3 million and the issuance of a four-year, $5.3 million subordinated term note. The term note is subordinated to the new revolving credit facility and term loans and includes interest only for four years, followed by a balloon payment for the entire principal amount. In addition, we are entitled to a 60% discount on the term note if it is satisfied within 18 months. This obligation bears interest at Fleet's prime rate plus 3.5% per annum. In connection with the refinancing and in satisfaction of our obligation to our old lenders, we issued 524,265 warrants to our old lenders to purchase that number of shares of our common stock which equals 5.0% of our common stock on a fully diluted basis. The warrants are exercisable for a term of 10 years at $0.001 per share. In connection with the refinancing and the termination of our prior credit facility, we recorded an extraordinary gain, net of tax, of approximately $8.5 million in the quarter ended October 1, 2000.

The financing agreement relating to the new credit facility obligates us to, among other things:

o provide the lenders with periodic records and reports, including financial statements;
o keep adequate books and records and maintain our property in good working order;
o        permit the lenders to inspect our books and records;
o        maintain adequate insurance on the collateral;
o operate our property and business in compliance with environmental laws and keep our property free from environmental liens;
o obtain landlord waivers whenever we acquire a leasehold interest in real property;

o obtain subordination agreements whenever we incur additional indebtedness; and
o notify the lenders whenever we acquire an ownership interest in real property valued at more than $250,000 or a leasehold interest in real property where the annual lease payments total more than $200,000, and to provide certain documentation relating to the real property.

The financing agreement also limits our ability to:

o        create any liens on our property;
o        incur any additional indebtedness;
o liquidate, dissolve, merge, consolidate, or sell substantially all of our assets, property or business; o change the nature of our business;
o        make loans or advances to, or invest in securities of, any third party;
o enter into any new leases with aggregate lease payments in excess of certain thresholds;
o make, or commit to make, any capital expenditure in excess of certain thresholds;
o declare or pay dividends, repurchase or redeem our capital stock or effect any distributions to our shareholders;
o effect transactions with our affiliates except in the ordinary course of business; and
o amend any provision of our existing indebtedness or our organizational documents.

In addition, we have agreed with our lenders to maintain certain financial ratios, including fixed coverage, consolidated EBITDA, leverage and tangible net worth, above or below certain thresholds.

As of October 1, 2000, we had outstanding borrowings of $18.8 million under our revolving credit facility, $26.0 million under the provisions of our term loans, and $5.3 million under the provisions of the Fleet term note. As of that date, the revolving credit facility bore interest at 11.5%, term loan A and term loan B bore interest at 13.0% and 14.5%, respectively, and the Fleet term note bore interest at 13.0%. As of December 31, 2000, we had $12.7 million in outstanding borrowings under our revolving credit facility. The weighted average interest rate payable on the outstanding balances for all debt year-to-date through October 1, 2000, exclusive of related fees and expenses, was approximately 16.6% per annum, compared to approximately 9.0% per annum during the same period in 1999. In connection with the refinancing on August 15, 2000, we recorded a debt discount of $9.0 million, which is being amortized as interest expense over the three year life of the borrowing agreements with the syndicate of lenders. The effective interest including the debt discount was 20.9%.

Before August 15, 2000, our primary sources of funds for working capital and other needs were a $26.1 million credit line, including existing letters of credit of $4.8 million plus a $33.0 million credit facility, based on and secured by our accounts receivable. Prior to their expiration, the receivable facility, bore interest at Fleet's prime rate plus 2.0% per annum, which was 11.5% as of August 15, 2000 and the revolving credit facility bore interest at prime plus 5.0% per annum, which was 14.5% as of August 15, 2000.

Our prior credit facility with Fleet National Bank, as agent, which was entered into on October 5, 1999, to be effective as of October 1, 1999 (a) replaced the previously existing $50.0 million securitization facility with Eagle Funding Capital Corporation, an affiliate of Fleet National Bank, and (b) amended the previously existing $29.9 million revolving credit facility with Fleet National Bank, as agent (which included letters of credit of $8.4 million) to (i) reduce the maximum availability to $25.5 million, including existing letters of credit of $5.0 million, (ii) eliminate certain financial covenants and (iii) add events of default, including a provision enabling the lenders to accelerate the maturity date of the credit facility if, in their sole discretion, the lenders were not satisfied with our business operations or prospects.

The prior securitization facility with Eagle Funding Capital Corporation, which was terminated as of October 1, 1999, was a financing arrangement under which we could sell up to a $50.0 million secured interest in our eligible accounts receivable to Eagle, which used the receivables to secure A-1 rated commercial paper. Our costs for this arrangement was classified as interest expense and was based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn was determined by prevailing interest rates in the commercial paper market and was approximately 5.45% as of September 30, 1999.

In addition to the revolving credit facility indebtedness discussed above, as of October 1, 2000, we had bank standby letters of credit outstanding in the aggregate amount of $2.3 million. Of that amount, $1.7 million secured the pre-1999 portion of our workers' compensation obligations that are recorded as a current liability on our consolidated balance sheet as of October 1, 2000. The remaining $0.6 million, which is supported by a $0.6 million cash escrow balance, is to secure future payments on a capital lease for furniture that we sold as part of our corporate headquarters building. The letters of credit may be drawn upon in the event that the Company fails to satisfy its payment obligations under its worker's compensation policies or the furniture capital lease.

In October 2000, we replaced the trust fund intended to secure any liability for workers' compensation claims funding for 1999 and 2000 with letters of credit. The $2.1 million funded to the trust account as of October 1, 2000 was used to pay down our senior facilities. See "Workers' Compensation Collateral". We issue new standby letters of credit to our insurance carriers in addition to adjusting the amounts of previously issued letters of credit to provide collateral for potential future payments that may be due to our insurers.

OTHER DEBT

In order to remain in compliance with certain covenants in our prior revolving credit facility, and to reduce the cash impact of scheduled payments under our subordinated acquisition debt, we negotiated extensions of the payment dates and modified the interest rates and other terms of certain of our acquisition notes payable in 1999. We had not made substantially all of the scheduled payments due and, as a result, we were in default on acquisition notes payable having a total outstanding principal balance of $6.9 million as of July 2, 2000. The terms of the acquisition notes payable, which were subordinated to the revolving credit facility and the receivable facility, allowed the payees to accelerate terms of payment upon default. Acceleration of this debt required prior written notice by the various payees, which we received from three payees as of July 2, 2000. Effective as of August 15, 2000, in connection with the refinancing, we amended certain acquisition notes payable to provide that we will pay interest only, at a rate of 10.0% per annum, on the notes for three years following the closing of the refinancing, followed by two years of equal monthly payments of principal and interest which will retire the debt by August 2005. In connection with the amendments to the acquisition notes payable, we paid $0.8 million of accrued interest to the relevant noteholders at the closing of the refinancing.

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

SUMMARY OF CASH FLOWS

Cash used in operating activities in YTD 2001 was $3.6 million, as compared with $3.8 million provided by operating activities in YTD 1999. The collection of our accounts receivable related to the sale of Tandem offices in connection with the restructuring and improved collections of our accounts receivable in this year generated $5.8 million in operating cash in YTD 2001. This operating cash was more than offset by the pay down of current liabilities due to (i) the sale of Tandem offices (ii) funding of our workers' compensation liability, (iii) payment of accrued interest on our subordinated debt in connection with our Refinancing on August 15, 2000, and (iv) utilization of our restructuring reserve. We also terminated our securitization agreement on October 1, 1999 whereby we sold certain accounts receivable to obtain working capital to fund our operations, which impact is discussed in the table the follows. Cash used in operating activities in YTD 1999 included increased accounts receivable associated with the volume increases traditionally experienced in the third calendar quarter of the year by our Tandem offices plus funding of our pre-funded workers' compensation program. We anticipate that accounts receivable will decrease by an additional $1.0 million in Q3 2001 as we collect the outstanding accounts receivable from the Tandem offices sold in New Hampshire and Massachusetts on October 29, 2000.

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

Cash provided by financing activities during YTD 2001 was $0.7 million, as compared to $7.3 million used in financing activities in the same period last year. In addition to the impact of the securitization agreement in 1999, as discussed in the table below, we increased borrowings in 1999 to fund increased payroll costs arising from seasonal volume increases and the workers' compensation funding. Cash provided by financing activities in YTD 2001 of $0.7 million includes $3.9 million in funds borrowed from our line of credit partially offset by a $2.0 million decrease in check float and a $1.2 million pay down of other debt.

The table below sets forth our cash flows as presented in our consolidated financial statements for YTD 2001 and YTD 1999, in thousands:

                                       Twenty Six Weeks         Six Months
                                           Ended                  Ended
                                        Oct 1, 2000           Sept 30, 1999
                                       ----------------       -------------
Cash flows (used in) provided by:

HISTORICAL CASH FLOW
Operating activities                      $(3,649)               $ 3,836
Investing activities                        3,403                  3,236
Financing activities                          730                 (7,264)
                                          -------                -------

Net decrease (increase) in cash           $   484                $  (192)
                                          =======                =======
---------------------

(1) As part of our borrowing facilities, in YTD 1999, we sold certain trade accounts receivable to obtain working capital for our operations. Under this agreement we had sold $46.9 million and $36.1 million of trade accounts receivable as of September 30, 1999 and December 31, 1998, respectively, which was excluded from the uncollected accounts receivable balance and corresponding borrowings presented in our consolidated balance sheet as of September 30, 1999. This agreement was subsequently terminated and ultimately replaced with a revolving credit facility, and as such all of our uncollected accounts receivable and corresponding borrowings are included in our consolidated financial statements as of October 1, 1999. The impact of selling our accounts receivable in conjunction with our financing arrangements on our cash flow was to increase cash from operating activities and decrease cash from financing activities by $10.8 million during YTD 1999.

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

ACCOUNTS RECEIVABLE

A majority of our tangible assets are customer accounts receivable. Tandem employees are paid on a daily or weekly basis. We receive payment from customers for these services, on average, 30 to 60 days from the date of the invoice. Beginning in the fourth quarter of 1998, we experienced an increase in the percentage of our Tandem accounts receivable that were past due. During calendar 1999 and the first two quarters of calendar 2000, we increased our focus on our accounts receivable collection process. As a result, the average number of days to collect Tandem accounts receivable from invoice presentation has decreased from 53 days at December 31, 1998 to 45 days at October 1, 2000. Since we announced our restructuring plan in August 1999, accounts receivable decreased by approximately $11 million due to the sale of Tandem offices, our PEO division and our clerical division to third parties; although the working capital benefit was substantially less due to the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation.

In addition, during the fourth quarter of 1999, we sold certain trade accounts receivable, with a face value of approximately $4.4 million, most of which were more than 180 days past due, to unrelated third parties for approximately $220,000. In Q3 1999 we increased our reserve for doubtful accounts by $2.7 million to adjust these receivables to their net realizable value. We accounted for the transfer of these receivables as a sale because we surrendered control over the receivables on the date the sale was closed. In accordance with FAS 125 since the carrying amount of the accounts receivable, net of the related reserve, was equal to the sales price, no gain or loss was recognized on the sale of the accounts receivables ($0.2 million carrying value less net proceeds of $0.2 million).

We anticipate that our accounts receivable will decrease by an additional $1 million as we collect the outstanding receivables for the branches sold in the states of New Hampshire, Massachusetts and Pennsylvania on October 29, 2000.

CAPITAL EXPENDITURES

We anticipate spending up to $2 million during the next twelve months to improve our management information and operating systems, upgrade existing locations and other capital expenditures including, but not limited to, opening new Tandem locations.

FUTURE LIQUIDITY

As shown in the 1999 Financials, we incurred a net loss of $30.9 million during fiscal year 1999, our current liabilities exceeded our current assets by $42.0 million as of December 31, 1999, and we were in default in repayment of certain acquisition debt subordinated to our bank financing. Our bank facilities and financial covenants were modified effective October 1, 1999, accelerating the date of maturity, which was subsequently extended by the syndicate of lenders on a monthly basis through August 15, 2000.

Effective August 15, 2000, as previously discussed, we entered into a three year agreement with a syndicate of lenders led by Ableco Finance LLC whereby our previous credit facility was replaced by a $33.4 million revolving credit facility and a $17.6 million Term Loan A and a $9.0 Term Loan B. We believe that funds provided by operations, as disclosed on our statement of cash flows, and borrowings under our new credit facilities will be sufficient to meet our needs for working capital, capital expenditures, and debt service for the foreseeable future.

We finance our operations with cash generated from our operating activities and with external financing, including revolving and term loans, and standby letters of credit. We principally use cash to fund our service employee payroll and workers' compensation insurance, plus pay our core, sales and administrative employees. We pay our service employees four to six weeks before collecting the related revenues from our customers. Since our revolving loan eligibility increases in proportion to the amount of our eligible accounts receivable, we are able to borrow more when our working capital needs rise. In the short term, we may experience cash flow deficits from operations during periods when activity is increasing rapidly due to the one to two-week delay between paying our service employees and our ability to borrow against the related receivables under our revolving loan. In the long term, any investing activity would require additional equity or debt financing. We believe that our borrowing capacity under the current credit facility including our revolving and term loans and letters of credit, in addition to cash flow from operations, existing cash and escrow receivable balances, and payments received under notes receivable related to sales of non-performing assets, will be sufficient to support our working capital needs for the next year. However, there can be no assurance that we will be able to satisfy our working capital needs through these sources. If we are unable to satisfy our cash requirements through the current credit facility and cash flow from operations, we will reduce our cash needs to compensate for cash shortfalls by delaying capital spending, reducing or eliminating marketing and promotional expenses and new product development, selling other assets or operations, and reducing or eliminating expenditures for general and administrative expenses.

RESTRUCTURING

On August 6, 1999, we announced actions to improve our short-term liquidity, concentrate our operations within our Tandem division, and improve our operating performance. In connection with these actions, we sold our Synadyne and clerical staffing divisions. In addition, we announced a specific plan to sell, franchise, close, or consolidate 47 Tandem offices and reduce headcount at 70 Tandem locations and corporate headquarters. The restructuring charge accrual and its utilization are as follows:



                                                                                             Fiscal Year 2001
                                                                         ----------------------------------------------------------
                                                                             Charges to
                                                                            (Reversals Of)
                                                                              Operations              Utilization
                                                Original    Balance at   --------------------     --------------------   Balance at
(Amounts in Thousands)                           Charge       4/2/00     Q1 2001     Q2 2001       Cash       Non-cash    10/1/00
                                                --------    ----------   -------      -------     -------     --------    -------
Employee severance and
    other termination benefits                   $ 4,040     $ 2,139     $   (89)     $   152     $   939     $    --     $ 1,263

Professional fees                                  1,205          34         369          401         764          --          40
                                                                                                              -------     -------
Lease termination and write-down of
    leasehold improvements at closed offices         400          49          (2)          36          28          --          55

Other restructuring charges                          146          33         154          218         405          --          --
                                                 -------     -------     -------      -------     -------     -------     -------

Accrued restructuring charges                      5,791       2,255         432          807       2,136          --       1,358

Write-down to fair value/loss on sale
    of assets identified for disposition           5,429          --         446          133          --         579          --
                                                 -------     -------     -------      -------     -------     -------     -------
Total restructuring and asset
    impairment activity                          $11,220     $ 2,255     $   878      $   940     $ 2,136     $   579     $ 1,358
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

We utilized $0.2 million and $0.3 million of the restructuring charge during Q2 2000 and YTD 2001, respectively, for the costs of terminating leases as well as for writing down the carrying value of leasehold improvements and other assets not usable in other Company operations. We completed our restructuring activities as of October 31, 2000.

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

Effective October 29, 2000, we sold our Tandem operations in the states of New Hampshire and Massachusetts, comprising five offices and two "vendor on premise" locations, for $125,000, comprised of cash proceeds of $50,000 at closing and a two year $75,000 promissory note. In addition, we will receive additional payments equal to 30% of EBITDA of the sold offices during the next two years. Excluded from the sale were cash, accounts receivable and deferred income taxes, as well as accrued liabilities and accounts payable. As previously discussed, we recorded an additional $133,000 charge to restructuring during Q2 2001 to reduce the carrying value of these assets to their net realizable value.

In addition to the 47 offices identified as held for disposition as part of our initial restructuring plan, during Q2 2001 we removed one office from the held for disposition classification. In addition, we identified two additional offices to be closed as a result of our ongoing restructuring activities and recorded the related assets as held for disposition at that time. These offices were subsequently closed in Q3 2001 when it became apparent that they would be abandoned. All of the assets held for disposition were sold or franchised on or before October 31, 2000. Upon classification as assets held for disposition, we discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.2 million in YTD 2001.

Our assets held for disposition as of October 1, 2000, stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs), are as follows (in thousands):

                                  Net Original Cost
                        ---------------------------------------
                        Property      Goodwill and                   Lower of
                           and           Other                        Cost or
                        Equipment   Intangible Assets    Total       Fair Value
                        ---------   -----------------   -------      ----------

 Tandem branch offices   $ 195          $ 1,045         $ 1,240         $ 215
                         =====          =======         =======         =====

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


                                                         Thirteen Weeks    Three Months       Twenty Six          Six Months
                                                              Ended            Ended         Weeks Ended            Ended
                                                          Oct. 1, 2000    Sept. 30, 1999     Oct. 1, 2000      Sept. 30, 2000
                                                          ------------    --------------     ------------      --------------
Net revenues:
    Total Company                                          $  78,882         $ 159,124         $ 160,500         $ 302,578
    Less revenues from assets held for sale and
     disposed/ceased operations:
       Synadyne                                                   --           (59,325)              (71)         (114,404)
       Clerical, franchise PEO and other                      (2,560)          (20,920)          (10,487)          (40,262)
                                                           ---------         ---------         ---------         ---------

    Subtotal - revenues from assets held for sale
     and disposed/ceased operations                           (2,560)          (80,245)          (10,558)         (154,666)
                                                           ---------         ---------         ---------         ---------

    Net revenues from ongoing operations                   $  76,322         $  78,879         $ 149,942         $ 147,912
                                                           =========         =========         =========         =========

Gross profit margin:

    Total Company                                          $  16,292         $  20,772         $  32,479         $  41,117
    Less gross profit from assets held for sale
     and disposed/ceased operations:
       Synadyne                                                   --            (1,645)               12            (3,638)
       Clerical, franchise PEO and other                        (281)           (3,045)           (1,486)           (5,949)
                                                           ---------         ---------         ---------         ---------

    Subtotal - gross profit from assets held for
     sale and disposed/ceased operations                        (281)           (4,690)           (1,474)           (9,587)
                                                           ---------         ---------         ---------         ---------

    Gross profit margin from ongoing operations            $  16,011         $  16,082         $  31,005         $  31,530
                                                           =========         =========         =========         =========

Gross profit margin as a percentage of net revenues:

    Ongoing operations - Tandem                                 20.1%             19.3%             19.9%             19.4%
    Ongoing operations - franchising and other                 100.0%            100.0%            100.0%            100.0%
    Operations from assets held for sale and
     disposed/ceased operations                                 11.0%              5.8%             14.0%              6.2%


Certain reclassifications have been made to previously reported results of operations for the three months ("Q3 1999") and six months ("YTD 1999") ended September 30, 1999 in the table above to conform to current period presentation.

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

SEASONALITY

Our results of operations reflect the seasonality of higher customer demand for industrial staffing services in the last two calendar quarters of the year, as compared to the first two quarters. Even though there is a seasonal reduction of industrial staffing revenues in the first calendar quarter of a year as compared to the fourth calendar quarter of the prior year, we do not reduce the related core personnel and other operating expenses proportionally because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. As a result of these factors, we historically have earned a significant portion of our annual operating income in the third and fourth calendar quarter. However, as previously discussed, we have experienced a slowdown in demand from our manufacturing and other services customers which may reduce the normal ramp up of sales volume that we had anticipated in the fourth calendar quarter of 2001 (Q3 2001).

INFLATION

The effects of inflation on our operations were not significant during the periods presented. Generally, throughout the periods discussed above, the increases in revenues and expenses have resulted from a combination of volume increases, price increases, and changes in the customer mix.

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. We will adopt SAB 101 in fiscal 2001; however, we believe that such adoption will not impact the Consolidated Financial Statements.

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

SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY CAUTIONARY STATEMENTS IN THIS PARAGRAPH AND ELSEWHERE IN THIS FORM 10-Q/A, AND IN OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING, BUT NOT LIMITED TO, THOSE CONTAINED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-48926) FILED ON OCTOBER 30, 2000 AND DECLARED EFFECTIVE JANUARY 31, 2001, THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In September 1998, Sonia Hill, an employee of an independent agency of Allstate Insurance Company, brought a discrimination lawsuit under the Texas Commission of Human Rights Act of 1983, naming Synadyne III, Inc., Allstate Insurance, the independent agency and the agent as defendants. Synadyne III, Inc., is one of five corporations which comprised our Synadyne division and through which we provided PEO services. All of the assets of these five corporations were sold in April 2000. Although the other defendants were served with a summons and complaint, Synadyne III, Inc., was never served. At the time of the alleged incident, Synadyne III was under contract with the independent insurance agency to provide PEO services. The suit was brought in the County Court, Dallas County, Texas. On September 13, 2000, a final default judgment in the amount of $807,245 was entered against Synadyne III, Inc. The Company was first informed of the existence of this judgment when it received notice of the entry of default judgment on September 18, 2000. On December 8, 2000, this default judgment was vacated on the grounds that it was obtained without according due process to Synadyne III, Inc., The Company has filed its answer in this lawsuit and the Company's employment practices liability insurance carrier has assumed the defense of this action on Company's behalf.

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

10.18    Stock Option Plan, As Amended, effective May 8, 1998(4)

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

10.81 Employment agreement between Garry E. Meier and the Company dated as of February 7, 2000(7)

10.82 Separation Agreement and Release between Paul Burrell and the Company effective February 14, 2000(8)

10.83 Separation Agreement and Release between Robert Lefcort and the Company effective April 6, 2000(8)

10.84 Separation Agreement and Release between Brian Nugent and the Company effective April 21, 2000(8)

10.85 Asset Purchase Agreement by and between Team Staff, Inc., Teamstaff V, Inc. and Outsource International, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, dated as of April 7, 2000(7)

10.86 Shared Services Agreement by and between Team Staff, Inc. and Outsource International, Inc., dated as of April 7, 2000(7)

10.90 Engagement Letter between Outsource International, Inc. and Crossroads Capital Partners LLC, dated as of May 7, 1999 and three addenda dated June 18, July 1 and August 2, 1999(6)

10.91 Finder Services Agreement between Outsource International, Inc. and Crossroads Capital Partners LLC, dated as of June 30, 1999(6)

10.92(a) Financing Agreement, dated as of August 15, 2000, among Outsource
         International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.(9)

10.92(b) Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Finance LLC(9)

10.92(c) Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of A2 Funding LP(9)

10.92(d) Term B Note, dated August 15, 2000, in the amount of $9,000,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Holding LLC(9)

10.92(e) Revolving Credit Note, dated August 15, 2000, in the amount of
         $33,400,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of The CIT Group/Business Credit, Inc.(9)

10.92(f) Warrant, dated August 15, 2000, issued to Ableco Holding LLC(10)

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

27       Financial Data Schedule**
------------------------

**       Filed herewith

(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on August 12, 1997

(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on October 21, 1997

(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on September 23, 1997

(4) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998

(5) Incorporated by reference to the Exhibits to the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999

(6) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 16, 1999

(7) Incorporated by reference to the exhibits to the Company's Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 20, 2000

(8) Incorporated by reference to the exhibits to the Company's Form 10-Qf or the transition period ended April 2, 2000, as filed with the Securities and Exchange Commission on May 17, 2000

(9) Incorporated by reference to the exhibits to the Company's Form 10-Q for the quarterly period ended July 2, 2000, as filed with the Securities and Exchange Commission on August 21, 2000

--------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K:

No reports were filed on Form 8-K during the fiscal quarter ended October 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OUTSOURCE INTERNATIONAL, INC.

Date: February 13, 2001               By: /s/ Garry E. Meier
                                          --------------------------------------
                                          Garry E. Meier
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer




Date: February 13, 2001               By: /s/ Michael A. Sharp
                                          --------------------------------------
                                          Michael A. Sharp
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX


     Exhibit
     Number       Description
     -------      -----------

       27         Financial Data Schedule