Form 10-Q
period 2000-12-31
OUTSOURCE INTERNATIONAL INC
filed 2001-02-14
CIK 1013316

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

                        Commission file number 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            FLORIDA                                      65-0675628
            -------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

                Class                         Outstanding at February 12, 2001
                -----                         --------------------------------
Common Stock, par value $.001 per share                 8,687,488

                          OUTSOURCE INTERNATIONAL, INC.
                                TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----

                                            PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

           Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000
           and April 2, 2000...........................................................................    2

           Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks
           ended December 31, 2000 and three months ended December 31, 1999............................    3

           Unaudited Condensed Consolidated Statements of Operations for the thirty nine
           weeks ended December 31, 2000 and nine months ended December 31, 1999.......................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the thirty nine
           weeks ended December 31, 2000 and six months ended December 31, 1999........................    5

           Notes to Unaudited Condensed Consolidated Financial Statements..............................    6

         Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................................   18

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........................   38

                                            PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................................................................   39

         Item 2 - Changes in Securities and Use of Proceeds............................................   39

         Item 3 - Defaults Upon Senior Securities......................................................   39

         Item 6 - Exhibits and Reports on Form 8-K.....................................................   40

         Signatures....................................................................................   43

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                               DECEMBER 31, 2000   APRIL 2, 2000
                                                                               -----------------   -------------

ASSETS

Current Assets:
      Cash                                                                         $    1,319        $    1,546
      Trade accounts receivable, net of allowance
           for doubtful accounts of $1,576 and $1,563                                  29,774            42,118
      Funding advances to franchises                                                      764               206
      Assets held for disposition                                                          --             2,409
      Income tax receivable and other current assets                                    3,705             5,043
                                                                                   ----------        ----------

           Total current assets                                                        35,562            51,322

Property and equipment, net                                                             7,040             9,154
Goodwill and other intangible assets, net                                              21,222            21,824
Territory rights, net                                                                  18,193            18,642
Customer lists, net                                                                     3,475             4,389
Other intangible assets, net                                                              720               928
Other assets                                                                            5,841             2,310
                                                                                   ----------        ----------

           Total assets                                                            $   92,053        $  108,569
                                                                                   ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                             $    5,692        $    8,887
      Accrued expenses:
           Payroll                                                                      2,949            10,518
           Payroll taxes                                                                1,512             4,139
           Workers' compensation and insurance                                          4,777             5,210
           Other                                                                        3,120             4,499
      Accrued restructuring charges                                                       768             2,255
      Other current liabilities                                                           719               506
      Current maturities of long-term debt to related parties                              --             1,195
      Current maturities of long-term debt                                              1,669             7,635
      Revolving credit facility                                                            --            50,746
      Current maturities of term loans                                                  1,500                --
                                                                                   ----------        ----------

           Total current liabilities                                                   22,706            95,590

Non-Current Liabilities
      Senior facilities, net of current maturities                                     10,062                --
      Term loans, net of current maturities                                            24,364                --
      Long term debt to related parties, net of current maturities                      1,204                --
      Other long-term debt, less current maturities                                     6,261             1,934
                                                                                   ----------        ----------

      Total liabilities                                                                64,597            97,524
                                                                                   ----------        ----------

Commitments and Contingencies (Notes 5, 6 and 7)

Shareholders' Equity:
      Preferred stock, $.001 par value: 10,000,000 shares authorized,
           no shares issued and outstanding                                                --                --
      Common stock, $.001 par value: 100,000,000 shares authorized,
           8,687,488 shares issued and outstanding                                          9                 9
      Additional paid-in-capital                                                       54,171            53,546
      Accumulated deficit                                                             (26,724)          (42,510)
                                                                                   ----------        ----------

           Total shareholders' equity                                                  27,456            11,045
                                                                                   ----------        ----------

           Total liabilities and shareholders' equity                              $   92,053        $  108,569
                                                                                   ==========        ==========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2000 AND THREE MONTHS
                            ENDED DECEMBER 31, 1999

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31, 2000   DECEMBER 31, 1999
                                                                             -----------------   -----------------

Net revenues                                                                    $     67,032       $    157,355
Cost of revenues                                                                      52,798            136,941
                                                                                ------------       ------------

Gross profit                                                                          14,234             20,414
                                                                                ------------       ------------

Selling, general and administrative expenses:
      Depreciation and amortization expense                                            1,373              1,586
      Other selling, general and administrative expenses                              10,961             19,187
                                                                                ------------       ------------

      Total selling, general and administrative expenses                              12,334             20,773
                                                                                ------------       ------------

Restructuring and impairment charges:
      Restructuring charges                                                               54              6,116
      Impairment of goodwill and other long-lived assets                                  --                153
                                                                                ------------       ------------

      Total restructuring and impairment charges                                          54              6,269
                                                                                ------------       ------------

Operating income (loss)                                                                1,846             (6,628)
                                                                                ------------       ------------

Other expense (income):
      Interest expense, net                                                            2,536              3,467
      (Gain) loss on the disposition of assets and other income, net                    (101)               127
                                                                                ------------       ------------

      Total other expense (income):                                                    2,435              3,594
                                                                                ------------       ------------

Loss before provision for income taxes                                                  (589)           (10,222)

Provision for income taxes                                                               236             10,507
                                                                                ------------       ------------

Net loss                                                                        $       (825)      $    (20,729)
                                                                                ============       ============

Weighted average common shares outstanding:
      Basic                                                                        8,687,488          8,657,913
                                                                                ============       ============
      Diluted                                                                      8,687,488          8,657,913
                                                                                ============       ============

Loss per share:

      Basic                                                                     $      (0.09)      $      (2.39)
                                                                                ============       ============
      Diluted                                                                   $      (0.09)      $      (2.39)
                                                                                ============       ============

                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THIRTY NINE WEEKS ENDED DECEMBER 31, 2000 AND NINE MONTHS
                            ENDED DECEMBER 31, 1999

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31, 2000  DECEMBER 31, 1999
                                                                             -----------------  -----------------

Net revenues                                                                    $    227,533       $    459,933
Cost of revenues                                                                     180,820            398,401
                                                                                ------------       ------------

Gross profit                                                                          46,713             61,532
                                                                                ------------       ------------

Selling, general and administrative expenses:
      Depreciation and amortization expense                                            4,157              5,327
      Other selling, general and administrative expenses                              36,153             61,521
                                                                                ------------       ------------

      Total selling, general and administrative expenses                              40,310             66,848
                                                                                ------------       ------------

Restructuring and impairment charges:
      Restructuring charges                                                            1,872             11,220
      Impairment of goodwill and other long-lived assets                                  --              2,603
                                                                                ------------       ------------

      Total restructuring and impairment charges                                       1,872             13,823
                                                                                ------------       ------------

Operating income (loss)                                                                4,531            (19,139)
                                                                                ------------       ------------

Other expense (income):
      Interest expense, net                                                            6,904              7,022
      Gain on disposition of assets and other income, net                               (968)              (435)
                                                                                ------------       ------------

      Total other expense (income):                                                    5,936              6,587
                                                                                ------------       ------------

Loss before for income taxes and extraordinary item                                   (1,405)           (25,726)
(Benefit) provision for income taxes                                                  (8,736)             4,572
                                                                                ------------       ------------

Income (loss) before extraordinary item                                                7,331            (30,298)

Extraordinary item - gain on refinancing of senior debt facilities,
      net of provision for income tax of $5,304                                        8,456                 --
                                                                                ------------       ------------

Net income (loss)                                                               $     15,787       $    (30,298)
                                                                                ============       ============

Weighted average common shares outstanding:
      Basic                                                                        8,683,277          8,657,913
                                                                                ============       ============
      Diluted                                                                     10,275,461          8,657,913
                                                                                ============       ============

Earnings per share:
  Basic
      Income (loss) before extraordinary item                                   $       0.84       $      (3.49)
      Extraordinary item, net of provision for income tax                               0.97                 --
                                                                                ------------       ------------
      Net income (loss)                                                         $       1.82       $      (3.49)
                                                                                ============       ============

  Diluted
      Income (loss) before extraordinary item                                   $       0.71       $      (3.49)
      Extraordinary item, net of provision for income tax                               0.82                 --
                                                                                ------------       ------------
      Net income (loss)                                                         $       1.54       $      (3.49)
                                                                                ============       ============

                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                  OUTSOURCE INTERNATIONAL INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THIRTY NINE WEEKS ENDED DECEMBER 31, 2000 AND NINE MONTHS
                            ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                                    DECEMBER 31, 2000   DECEMBER 31, 1999
                                                                                    -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $   15,787         $  (30,298)
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                                     4,157              5,327
           Impairment of goodwill and other intangible assets                                   --              2,603
           Write-down and losses from sale of assets held for disposition                      579              5,429
           Extraordinary gain on refinancing, net of income tax                             (8,456)                --
           Loss on sale of accounts receivable                                                  --              2,667
           Write-off of debt  discount and issuance costs                                       --              1,377
           Deferred income taxes                                                            (4,227)             5,809
           Gain on the sale of the Company's PEO operations                                   (684)                --
           Loss (gain) on disposal of assets, net                                              233               (303)
                                                                                        ----------         ----------

                                                                                             7,389             (7,389)
      Changes in assets and liabilities (excluding effects of acquisitions and dispositions):
           (Increase) decrease in:
                Trade accounts receivable                                                   12,871            (34,255)
                Prepaid expenses and other current assets                                    1,004                416
                Other assets                                                                (4,920)            (1,128)
           Increase (decrease) in:
                Accounts payable                                                              (566)              (882)
                Accrued expenses:
                   Payroll                                                                  (7,596)             3,060
                   Payroll taxes                                                            (2,627)               (92)
                   Workers' compensation and insurance                                        (942)            (3,512)
                   Debt service and other accrued expenses                                  (2,460)             2,038
                Accrued restructuring charges                                               (1,527)             2,707
                Other current liabilities                                                   (1,127)              (224)
                                                                                        ----------         ----------

      Net cash used in operating activities                                                   (501)           (39,261)
                                                                                        ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset sales as part of the Restructuring and related matters                     930              2,740
Proceeds from sale of the corporate headquarters                                                --              6,207
Proceeds from the sale of the Company's PEO operations                                       3,314                 --
Funding repayments (advances) from franchises, net                                            (558)               218
Payments related to 1998 acquisitions                                                          (30)              (174)
Purchases of property and equipment                                                           (356)              (758)
Proceeds from sale of property and equipment                                                    --              1,600
                                                                                        ----------         ----------

      Net cash provided by investing activities                                              3,300              9,833
                                                                                        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in excess of outstanding checks over bank balance,
  included in accounts payable                                                              (3,082)            (1,613)
Net proceeds from lines of credit and revolving credit facilities                            1,677             36,340
Proceeds from interest collar termination                                                       --                250
Proceeds from the sale of accounts receivable                                                   --                220
Related party debt repayments                                                                   --               (141)
Repayment of other long-term debt                                                           (1,621)            (6,330)
                                                                                        ----------         ----------

      Net cash (used in) provided by financing activities                                   (3,026)            28,726
                                                                                        ----------         ----------

Net decrease in cash                                                                          (227)              (702)
Cash, beginning of period                                                                    1,546              1,418
                                                                                        ----------         ----------

Cash, end of period                                                                     $    1,319         $      716
                                                                                        ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                           $    5,907         $    4,738
                                                                                        ==========         ==========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The interim unaudited condensed consolidated financial statements and the related information in these notes as of December 31, 2000 and for the thirteen week period ("Q3 2001") and thirty nine week period ("YTD 2001") ended December 31, 2000 and the three month period ("Q4 1999") and nine month period ("YTD 1999") ended December 31, 1999 have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal and recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the presentation of the financial position and results of operations for the three months and nine months ended December 31, 1999 to conform to current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

The Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") on October 19, 1999, indicating, among other things, its change for financial reporting purposes, effective January 1, 2000, from a fiscal year ended December 31 to a fiscal year ending the 52 or 53 week period ending the Sunday closest to March 31. The interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all the information and footnotes normally included in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and for the transition period ended April 2, 2000 ("Q1 2000") included in the Company's registration statement on Form S-1/A filed with the SEC on January 29, 2001 and declared effective on January 31, 2001, and the financial statements in the Company's Form 10-Q/A for the quarterly period ended July 2, 2000 ("Q1 2001") and Form 10-Q/A for the quarterly period ended October 1, 2000 ("Q2 2001") filed with the SEC on September 1, 2000 and February 13, 2001, respectively.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company adopted SAB 101 in the third quarter of fiscal 2001; however, such adoption had no impact on the Company's Consolidated Financial Statements.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: FUTURE LIQUIDITY

Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by Ableco Finance LLC, as agent (the "Lenders"), which replaced the Company's previous senior credit facility (the "Fleet Facility") with a $33.4 million revolving credit facility (the "Ableco Facility") and two term loans of $17.6 million and $9.0 million, respectively. In connection with the repayment of the Fleet Facility, the Company issued a four-year, $5.3 million subordinated term note to the lenders of the Fleet Facility. Simultaneously with the closing of the Ableco Facility, the Company cured the defaults under certain of its outstanding subordinated acquisition notes payable. These notes were amended to provide for a five year term, comprised of interest payments only for three years and then two years of equal monthly payments of principal and interest, at the end of which those notes will be fully paid and then retired (see Note 5).

NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION

On August 6, 1999, the Company announced the following actions to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible industrial staffing division) and improve its operating performance within that segment:

(i) the sale of Office Ours, the Company's clerical staffing division, effective August 30, 1999. Revenues of Office Ours, prior to its sale on August 30, 1999 was $3.3 million and the loss before taxes for these operations, on a basis consistent with the segment information presented in Note 9, was $0.1 million.

(ii) the engagement of an investment banking firm to assist in the evaluation of strategic options, including the possible sale, of Synadyne, the Company's PEO division. Effective April 8, 2000, the Company sold the operations of Synadyne for net proceeds at closing of $3.3 million. In addition, if the Company meets certain performance criteria for the one-year period subsequent to the sale, it will receive additional proceeds of $1.25 million. In connection with the sale of its PEO operations, the Company recorded a pre-tax non-operating gain of $0.7 million in its results of operations for the quarter ended July 2, 2000. Revenues of Synadyne were $57.0 million during Q4 1999, and $171.4 million and $0.1 million during YTD 1999 and YTD 2001, respectively. On a basis consistent with the segment information presented in Note 9, the Company reported a net loss before taxes for the PEO operations of $0.2 million during YTD 2001 and net income before taxes of $1.1 million during YTD 1999. Synadyne's net income before taxes for these operations during Q4 1999 was $0.3 million.

(iii) a reduction of the Company's flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees, approximately 11% of the Company's workforce; and an additional reduction of 59 employees through the second fiscal quarter of 2001. As of October 29, 2000, 48 branch offices have been eliminated in connection with the restructuring plan, 41 of which had been sold, franchised, closed, or consolidated as of October 1, 2000. During Q2 2001 one office was removed from the held for disposition classification. The Company had also identified two additional offices that would be closed as a result of its ongoing restructuring activities and recorded the related assets as held for disposition at that time. These offices were subsequently closed in October 2000, and when it became apparent to management that these assets would be abandoned, the Company recorded the write-down of the related assets as restructuring charges in Q3 2001. In addition, the Company sold the remaining five offices held for disposition on October 29, 2000. The 48 offices sold, franchised, closed, or consolidated were not expected to be adequately profitable or were inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. In addition, during Q1 2001, when it became apparent that certain employees in offices sold and franchised to third parties would continue employment with such buyers, the expected reduction in staff was modified from 59 employees to 32 employees.

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

The restructuring charge accrual and its utilization are as follows:

                                                                                           FISCAL YEAR 2001
                                             -------------------- ------------------------------------------------------------------
                                                                  CHARGES TO (REVERSALS OF) OPERATIONS     UTILIZATION
                                             ORIGINAL  BALANCE AT ------------------------------------  ----------------- BALANCE AT
(AMOUNTS IN THOUSANDS)                        CHARGE     4/2/00        Q1 2001   Q2 2001   Q3 2001       CASH    NON-CASH  12/31/00
                                             --------  ----------      -------   -------   -------      ------   -------- ----------

Employee severance and
    other termination benefits                $ 4,040    $2,139         $ (89)    $ 152     $ (75)      $1,400     $  --     $ 727

Professional fees                               1,205        34           369       401        32          816        --        20

Lease termination and write-down of
    leasehold improvements at closed offices      400        49            (2)       36        48          110        --        21

Other restructuring charges                       146        33           154       218        49          387        67        --
                                              -------    ------         -----     -----     -----       ------     -----     -----

Accrued restructuring charges                   5,791     2,255           432       807        54        2,713        67       768

Write-down to fair value/loss on sale
    of assets identified for disposition        5,429        --           446       133        --           --       579        --
                                              -------    ------         -----     -----     -----       ------     -----     -----

Total restructuring and asset
    impairment activity                       $11,220    $2,255         $ 878     $ 940     $  54       $2,713     $ 646     $ 768
                                              =======    ======         =====     =====     =====       ======     =====     =====

SEVERANCE AND OTHER RESTRUCTURING CHARGES

The original $11.2 million restructuring charge (the "Restructuring Charge") included $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were reduced by $0.2 million and $0.1 million during Q1 2000 and Q1 2001, respectively, to reflect the fact that certain employees of offices sold and franchised to third parties would continue employment with such buyers or franchisees and would not be paid the severance amounts that had been accrued. The Company recorded an additional $0.2 million in severance costs in Q2 2001 due to a reduction of headcount by 16 employees during the period whose severance payments were not accrued as part of the Company's original Restructuring Charge. During Q3 2001, the Company reduced the reserve for severance by $75,000, to reduce the accrued taxes and benefits associated with the liability to reflect revised estimates of future amounts expected to be paid. The remaining liability as of December 31, 2000 consists of $0.7 million for severance and other termination benefits for nine employees who have been terminated during the period of August 1999 through August 2000, and will paid over a period ranging from one week to 15 months from the balance sheet date. As of December 31, 1999 and December 31, 2000, the Company had terminated 107 and 142 employees in conjunction with its restructuring activities, respectively.

The Company recorded professional fees of $32,000 and $0.8 million as restructuring costs incurred during Q3 2001 and YTD 2001, respectively. These professional fees were comprised primarily of amounts paid to Crossroads LLC, a consulting firm based in Newport Beach, California ("Crossroads"), for its services related to the Restructuring.

The Company utilized $48,000 and $82,000 of the Restructuring charge during Q3 2001 and YTD 2001, respectively, for the costs of terminating real estate leases as well as for writing down the carrying value of leasehold improvements and other assets not usable in other Company operations. The Company completed its restructuring efforts as of October 29, 2000.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION (CONTINUED)

ASSETS HELD FOR DISPOSITION

The Restructuring charge included a $5.4 million write-down of assets, recorded in the Company's results of operations when these assets were classified as held for disposition, to their estimated net realizable value based on either the actual sales prices negotiated for assets sold as of December 31, 1999, or management's estimate of the ultimate sales prices that would be negotiated for these assets that were sold after that date. Management's estimate of the actual sales prices of assets held for disposition as of December 31, 1999 was based on letters of intent from prospective purchasers of these assets. Subsequent to December 31, 1999, as actual sales prices of these assets were negotiated, the charge was increased by $0.1 million in Q1 2000, and subsequently increased by $0.4 million in Q1 2001. Based on the negotiations of the actual sales prices of certain assets sold subsequent to October 1, 2000, the Company recorded an additional charge of $0.1 million during Q2 2001.

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

No assets were sold in Q2 2001.

Effective October 29, 2000, the Company sold its operations in the states of New Hampshire and Massachusetts, comprising five offices and two "vendor on premises" locations, for $125,000, comprised of cash proceeds of $50,000 at closing and a two year $75,000 promissory note. In addition, the Company received $175,000 in January 2001 in settlement of future payments which were to be received equal to 30% of EBITDA of the sold offices during the next two years. Excluded from the sale were cash, accounts receivable and deferred income taxes, as well as accrued liabilities and accounts payable. The Company recorded an additional $133,000 charge to restructuring during Q2 2001 to reduce the carrying value of these assets to their net realizable value.

All of the Company's offices classified as held for disposition were sold or franchised as of October 29, 2000. Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.1 million in Q3 2001 and $0.4 million YTD 1999 and $0.3 million YTD 2001.

The Tandem operations sold, franchised or closed (excluding offices consolidated into existing offices) as part of the Restructuring generated revenues and income before taxes as follows (amounts are in thousands):

                                       THIRTEEN WEEKS  THREE MONTHS   THIRTY NINE     NINE MONTHS
                                            ENDED          ENDED      WEEKS ENDED        ENDED
                                        DEC 31, 2000   DEC 31, 1999   DEC 31, 2000    DEC 31, 1999
                                       --------------  ------------   ------------    ------------

Revenues                                   $   575        $11,643        $11,061        $ 39,632
                                           =======        =======        =======        ========

Net (loss) income before taxes             $  (117)       $    36        $    40        $   (409)
                                           =======        =======        =======        ========

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

The Company's effective tax rate varies from the statutory federal rate of 35% as follows (amounts presented are in thousands, except for percentages):

                                                    THIRTEEN WEEKS       THREE MONTHS      THIRTY NINE WEEKS      NINE MONTHS
                                                  ENDED DEC 31, 2000  ENDED DEC 31, 1999   ENDED DEC 31, 2000  ENDED DEC 31, 1999
                                                  ------------------  ------------------   ------------------  ------------------
                                                   AMOUNT     RATE      AMOUNT     RATE     AMOUNT     RATE      AMOUNT     RATE
                                                   -------   ------    --------    -----    -------   ------    --------   -----

Statutory rate applied to income before income
   taxes and extraordinary item                    $  (206)   (35.0)%  $ (3,578)   (35.0)%  $  (492)   (35.0)%  $ (9,004)   (35.0)%
Increase (decrease) in income taxes resulting
   from:
   State income taxes, net of federal benefit          265     45.1        (313)    (3.1)       456     32.5        (957)   (3.7)
   Employment tax credits                             (177)   (30.1)        111      1.1       (397)   (28.3)       (159)   (0.6)
   Nondeductible expenses                             (417)   (70.9)         33      0.3       (368)   (26.2)        243     0.9
   Other                                              (249)   (42.3)        182      1.8       (592)   (42.1)        377     1.5
                                                   -------   ------    --------    -----     -------  ------    --------    ----
Total before valuation allowance                      (784)  (133.3)     (3,565)   (34.9)    (1,393)   (99.1)     (9,500)  (36.9)
Change in valuation allowance                        1,020    173.5      14,072    137.6     (7,343)  (522.6)     14,072    54.7
                                                   -------   ------    --------    -----    -------   ------    --------   -----
Total                                              $   236     40.2%   $ 10,507    102.8%   $(8,736)  (621.8)%  $  4,572    17.8%
                                                   =======   ======    ========    =====    =======   ======    ========   =====

During Q1 2001, the Company reduced its deferred tax asset valuation allowance by a net reduction of $7.3 million, which was expected to be realized through utilization of the existing net operating loss carryforward, relating to the extinguishment gain of approximately $8.5 million ($13.8 million less $5.3 million of income tax) that was recorded in Q2 2001 (see Note 5), and through taxable income from future operations. The Company's expectations of future taxable income are consistent with past operating history and do not incorporate operating improvements to achieve such income. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance that may be required if management's assessment changes regarding the realizability of the deferred tax assets in future periods. During Q2 2001, the Company reduced the deferred tax valuation allowance by an additional $1.1 million based on improvements in the Company's operating results and through revised estimates of taxable income from future operations based on actual operating results of Q2 2001 and through taxable income from future operations. The valuation allowance was established in 1999 and was increased by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes". During Q3 2001, the Company increased the valuation allowance by $1.0 million, which was due to the Company's loss before income taxes in Q3 2001 and revised estimates of taxable income from future operations based on actual operating results during the period. As of December 31, 2000, the deferred tax asset of $11.8 million, offset by a valuation allowance of $7.6 million, was reflected in the Company's Consolidated Balance Sheets as follows: income tax receivable and other current assets includes $4.2 million of the deferred tax asset offset by a valuation allowance of $2.7 million, and the other assets classification on the balance sheet includes $7.6 million of the deferred tax asset offset by a valuation allowance of $4.9 million.

The employment tax credit carryforward of $2.9 million as of December 31, 2000 will expire during the years 2012 through 2020. The employment tax credits recorded by the Company from February 21, 1997 through December 31, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving.

During 1999, the Company received a preliminary report from the IRS proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. These subsidiaries were "S" corporations for the periods under examination. Since that time, and as a result of analysis and discussions among the IRS, the original shareholders of the subsidiaries and the Company, the proposed adjustments have been modified. We believe that these proposed adjustments were ultimately agreed upon between the original shareholders and the IRS. The proposed adjustments, if ultimately accepted or proven to be appropriate, would not result in a materially unfavorable effect on the Company's results

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES (CONTINUED)

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

As of December 31, 2000, the Company had gross outstanding borrowings of $12.7 million under its Revolving Credit Facility, $26.0 million under the provisions of the Term Loans, and $5.3 million under the provisions of the Fleet Term Note. In connection with the Refinancing on August 15, 2000, the Company recorded a debt discount of $9.0 million, which is being amortized as interest expense over the three year life of the borrowing agreements and is allocated in the Company's Consolidated Balance Sheets between the Revolving Credit Facility and Term Notes A and B. As of the end of the quarter, the Revolving Credit Facility bore interest at 11.5%. Term Loan A and Term Loan B bore interest at 13.0% and 14.5%, respectively, and the Fleet Term Note bore interest at 13.0%. The weighted average interest rate payable on the outstanding balances during the quarter, exclusive of related fees and expenses, was approximately 13.8% per annum, compared to approximately 11.1% per annum in Q4 1999. The weighted average interest rate during the period, including the debt discount was 19.8%.

In addition to the Revolving Credit Facility indebtedness discussed above, the Company had bank standby letters of credit outstanding in the aggregate amount of $4.7 million as of December 31, 2000, of which $1.2 million secured the pre-1999 portion of the workers' compensation obligations that are recorded as a current liability on

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT (CONTINUED)

the Company's Consolidated Balance Sheets. In October 2000, the Company replaced the trust fund intended to secure any liability for workers' compensation claims funding for 1999 and 2000 with letters of credit of $3.0 million. The $2.1 million funded to the trust account as of October 1, 2000 was used to pay down the senior facilities. The Company issues new standby letters of credit to our insurance carriers in addition to adjusting the amounts of previously issued letters of credit to provide collateral for potential future payments that may be due to our insurers. The remaining $0.5 million, which is supported by a $0.5 million cash escrow balance, is to secure future payments on a capital lease for furniture that was sold along with the Company's corporate headquarters building.

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

FEDERAL EMPLOYMENT TAX REPORTING PENALTIES: During September 1999, the Company was notified by the IRS of its intent to assess penalties of $500,000 related to W-2s filed by the Company for 1997 for employees with invalid Social Security numbers. The Company has requested an abatement of the penalty and does not currently expect that the penalty ultimately charged will exceed $300,000, which amount was included in selling, general and administrative expenses in 1999, and is reflected as a current liability on the Company's December 31, 2000 Consolidated Balance Sheet. However, there can be no assurance that the Company will not be required to ultimately pay a higher penalty in connection with this matter.

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

EMPLOYMENT AGREEMENTS: As of December 31, 2000, the Company had certain obligations under employment agreements it had entered into with its Chief Executive Officer ("CEO"), its former CEO and thirteen other officers. Under the terms of those agreements, in the event that the Company terminates the employment of any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (ranging from three months to two years) of the officer's annual base salary and bonus prior to termination. In addition, all incentive stock options held by such employees would become immediately exercisable. More substantial severance provisions apply if any of those officers are terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Between February 1999 and August 2000, eleven of the fifteen officers referred to above separated from the Company, resulting in the Company's obligation to pay two of those officers' salary for two years, three of officers' salaries for one year and six of those officers' salaries for six months, in exchange for their agreement to, among other things, not compete with the Company during that period. The aggregate costs of these severance agreements total $3.1 million, of which $2.1 million has been paid as of December 31, 2000, and $1.0 million is accrued in the Company's December 31, 2000 Consolidated Balance Sheet.

On June 1, 2000, pursuant to the terms of one of the severance agreements described in the preceding paragraph, the Company provided a $0.2 million advance on severance, which is being deducted by the Company in bi-monthly installments payable over two years to a former officer of the Company.

In January 2001, the Company entered into an agreement with a severed officer whereby this officer will receive $0.7 million in severance payable over a period of two years.

In addition, in January 2001, the Company entered into an agreement with its new Executive Vice President and Chief Financial Officer. Under the terms of this agreement, in the event that the Company terminates the employment of this officer without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (up to a period of one year) of the officer's annual base salary and bonus prior to termination.

CONSULTING CONTRACT: In May 1999, the Company engaged Crossroads to review the Company's existing business plan and make recommendations for adjustments to strategy as well as financial and operational improvements. In July 1999, the engagement was modified to add additional services, including working with management to develop the Restructuring plan and a revised business plan based on the restructured company (see Note 3), assisting in extending the Fleet Facility, arranging for new financing, and periodically reporting to the Company's Board of Directors and lenders' syndicate. In August 1999, a representative of Crossroads was appointed as the Company's interim chief operating officer and the interim president of the Tandem division. In connection with services provided by Crossroads to assist in the Restructuring, the Company has incurred costs of $2.3 million through December 31, 2000 of which $25,000 and $0.8 million was for services provided during Q3 2001 and YTD 2001. These amounts were included in the restructuring charge recorded by the Company in its results of operations.

In connection with the Refinancing, the Company paid Crossroads $0.9 million for its assistance in securing the new credit facility. This charge, along with other costs relating to the Refinancing, is being amortized in the Company's results of operations over the three-year term of the Refinancing agreements.

STOCK OPTIONS AND WARRANTS: During February 2000, the Company granted options to purchase 400,000 shares of the Company's common stock to the Company's new CEO at $2.25 per share. In March 2000, the Company granted options to purchase 473,038 shares of the Company's common stock to various employees at $2.125 per share, of which 158,027 shares were cancelled due to employee terminations, and 315,011 shares remain outstanding as of December 31, 2000. The Company also granted options to purchase 60,000 shares of the Company's common stock, at $1.188 per share, in August 2000 and options to purchase 205,853 shares of the Company' common stock, at $1.01 per share, in November 2000. These grants vest over a four-year period from the grant date.

On October 31, 2000, the Company completed a tender offer to cancel certain of its outstanding options to purchase the Company's common stock, resulting in the cancellation of 337,766 options, with an exercise price ranging from $10.38 to $18.88 at a cost to the Company of $103,842.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)


As of December 31, 2000, the Company had in aggregate, 1,515,510 stock options and 1,973,470 warrants to purchase shares of the Company's common stock outstanding.

In February 2001, the Company granted 180,000 options, at exercise prices ranging from $0.50 to $0.688 per share. This grant vests over a four-year period from the grant date.

The total number of shares of common stock reserved for issuance under the stock option plan as of October 1, 2000 was 2,000,000, as agreed to by the Company's Board of Directors in April 1999 and approved by the Company's shareholders at their May 1999 annual meeting.

DELISTING FROM THE NASDAQ NATIONAL MARKET: On August 9, 2000, the Company was notified by Nasdaq-Amex that the Company was not in compliance with the minimum $4 million net tangible assets and the $5 million of market value of public float requirement for continued listing on the Nasdaq National Market, and that the Company's common stock would be delisted effective August 10, 2000. Pursuant to the notification received from Nasdaq-Amex, the Company's common stock was delisted from the Nasdaq National Market and is now traded on the OTC Bulletin Board. The Company has exhausted all appeals to Nasdaq to reverse the delisting decision and has appealed the delisting decision to the SEC.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company recognized revenue, which includes royalties and payments under buyout agreements, of $0.9 million in Q3 1999 and $3.3 million during YTD 1999, respectively, from all franchises owned by significant shareholders of the Company. The Company recognized no revenue in YTD 2001 from these franchises. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyouts, the Company receives an initial payment from the former franchisee and continues to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date.

Effective February 16, 1998, the Company purchased certain staffing locations and the related franchise rights from certain shareholders for $6.9 million which included the issuance of a $1.7 million note bearing interest at 7.25% per annum payable quarterly over three years. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly installments totaling $0.3 million in the first year and $0.6 million in the second year, with a $0.4 million balloon payment due at the end of the two year term. As discussed in Note 5, the Company had not made the renegotiated payments on this subordinated acquisition note, and, as a result, was in default under this note. Effective August 15, 2000, this note was amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the principal balance of the note, for three years, followed by two years of equal monthly payments of principal and interest, which will retire the note.

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

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMPUTATION OF EARNINGS (LOSS) PER SHARE (CONTINUED)

                                                                THIRTEEN           THREE          THIRTY NINE           NINE
                                                              WEEKS ENDED      MONTHS ENDED       WEEKS ENDED       MONTHS ENDED
                                                           DECEMBER 31, 2000 DECEMBER 31, 1999 DECEMBER 31, 2000 DECEMBER 31, 1999
                                                           ----------------- ----------------- ----------------- -----------------

Shares issued in connection with the Reorganization             5,448,788         5,448,788         5,448,788         5,448,788

Equivalent shares represented by shares of
   common stock of certain Subsidiaries
   purchased in the Reorganization                                     --                --                --                --

Shares sold by the Company in the October 1997                  3,000,000         3,000,000         3,000,000         3,000,000

Shares issued in connection with a February 1998
   acquisition                                                     57,809            57,809            57,809            57,809

Warrants exercised in 1998 (see Notes 5 and 7)                    151,316           151,316           151,316           151,316

Warrants exercised in 2000 (see Notes 5 and 7)                     29,575                --            25,364                --
                                                               ----------        ----------        ----------        ----------

Weighted average common shares - basic                          8,687,488         8,657,913         8,683,277         8,657,913

Outstanding options and warrants to purchase
   common stock - remaining shares after assumed
   repurchase using proceeds from exercise                             --                --         1,592,184                --
                                                               ----------        ----------        ----------        ----------

Weighted average common shares - diluted                        8,687,488         8,657,913        10,275,461         8,657,913
                                                               ==========        ==========        ==========        ==========

Certain of the outstanding options and warrants to purchase common stock of the Company were anti-dilutive for Q3 2001, Q4 1999 and YTD 1999, respectively, and accordingly were excluded from the calculation of diluted weighted average common shares for that period, solely because the result of operations was a net loss instead of net income.

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

Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's consolidated financial statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses and interest expense in excess of interest charged to the segments based on their outstanding receivables. The Company does not regularly provide information regarding the reportable segments' net assets to the chief operating decision-maker. Certain reclassifications have been made between segments to Income (Loss) Before Taxes in Q4 1999 and YTD 1999 to be consistent with current period presentation.

                          OUTSOURCE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPERATING SEGMENT INFORMATION (CONTINUED)

                                              THIRTEEN WEEKS     THREE MONTHS      THIRTY NINE        NINE MONTHS
                                                   ENDED             ENDED         WEEKS ENDED           ENDED
                                               DEC 31, 2000      DEC 31, 1999      DEC 31, 2000      DEC 31, 1999
                                              --------------     ------------      ------------      ------------
                                                                     (Amounts in thousands)

REVENUES

Tandem                                          $   66,283        $   93,155        $  225,196        $  266,019
Synadyne                                                --            57,015                71           171,419
Franchising                                            687             1,632             2,068             5,136
Other Company revenues                                  63             5,553               198            17,359
                                                ----------        ----------        ----------        ----------

Total Company revenues                          $   67,032        $  157,355        $  227,533        $  459,933
                                                ==========        ==========        ==========        ==========

INCOME (LOSS) BEFORE TAXES

Tandem                                          $    4,458        $    1,907        $   14,896        $    4,293
Synadyne                                                --               333              (198)            1,140
Franchising                                            565             1,482             1,663             4,556
Other Company income (loss), net (1)                (5,612)          (13,944)          (17,766)          (35,715)
                                                ----------        ----------        ----------        ----------

The Company's loss before taxes                 $     (589)       $  (10,222)       $   (1,405)       $  (25,726)
                                                ==========        ==========        ==========        ==========

(1) During Q4 1999 and YTD 1999 the Company recognized restructuring and impairment charges of $6.3 million and $13.8 million, respectively. During Q4 2001, the Company recognized restructuring charges of $54,000 and during YTD 2001 the Company recognized restructuring charges of $1.9 million and a $0.7 million gain on the sale of the Company's PEO operations.

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

Flexible industrial staffing services include recruiting, hiring, training and deploying temporary industrial personnel as well as payroll administration and risk management services. Tandem delivers its flexible industrial staffing services through a nationwide network of 75 company-owned recruiting and dispatch branch offices, five vendor-on-premise sites, and 49 franchised offices. We aggregate our company-owned branches into 12 geographic districts, which we combine into three geographic zones: East, Midwest and West. We franchise industrial staffing offices in secondary and tertiary markets in states that are not within our areas of market concentration. In return for royalty revenues, which average approximately 1% of our gross revenues, we provide our franchisees with, among other things, exclusive geographical areas of operations, continuing advisory and support services, and access to our confidential operating manuals.

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

Our revenues are based on the salaries and wages of worksite employees. We recognize revenues, and the associated costs of wages, salaries, employment taxes and benefits related to worksite employees, in the period during which our employees perform the services. Since we are at risk for all of our direct costs, independent of whether we receive payment from our clients, we recognize as revenue all amounts billed to our clients for gross salaries and wages, related employment taxes, health benefits and workers' compensation coverage, net of credits and allowances, which is consistent with industry practice. Our primary direct costs are (1) the salaries and wages of worksite employees (trade payroll costs), (2) employment-related taxes, (3) workers' compensation benefits and insurance, (4) worksite employee transportation, and (5) employee supplies and clothing necessary to perform services.

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

On August 6, 1999, we announced the following actions intended to improve our short-term liquidity, concentrate our operations within our Tandem division and improve our operating performance within that division:

- -        the sale of Office Ours, our clerical staffing division, which was completed on August 30, 1999;

- -        the engagement of an investment banking firm to assist in the evaluation of strategic options for our Synadyne division which ultimately resulted in the sale of the operations of Synadyne on April 8, 2000; and

- -        a reduction of our flexible industrial staffing and support operations
         (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices that existed as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees, approximately 11% of our workforce; and an additional reduction of 59 employees through the second fiscal quarter of 2001. As of October 29, 2000, 48 branch offices had been eliminated in connection with our restructuring plan, 41 of which had been sold, franchised, closed, or consolidated as of October 1, 2000. During Q2 2001 one office was removed from the assets held for sale classification. We had also identified two additional offices that would be closed as a result of our ongoing restructuring activities and recorded the related assets as held for disposition at that time. These offices were subsequently closed in October 2000, and when it became apparent to management that these offices would be abandoned, we recorded the write-down of the related assets as restructuring charges in Q3 2001. In addition, the five remaining offices held for disposition were sold in October 2000. The 48 offices sold, franchised, closed, or consolidated were not expected to be adequately profitable or were inconsistent with our operating strategy of clustering offices within specific geographic regions.

On October 13, 1999, our board of directors approved a change in our fiscal year, effective January 1, 2000, from the calendar year ending December 31 to the 52 or 53 week period ending on the Sunday closest to March 31. Our transition period is January 1, 2000 through April 2, 2000.

RESULTS OF OPERATIONS

The following tables set forth the amounts and percentages of net revenues of certain items in our consolidated statements of operations for the periods indicated. Certain reclassifications have been made to the presentation of the results of operations for the quarter ended and nine months ended December 31, 1999 to conform to current presentation. The dollar amounts are presented in thousands:

                                                    THIRTEEN WEEKS      THREE MONTHS    THIRTY NINE WEEKS    NINE MONTHS
                                                         ENDED             ENDED              ENDED             ENDED
                                                     DEC 31, 2000       DEC 31, 1999      DEC 31, 2000      DEC 31, 1999
                                                    --------------      ------------    -----------------   ------------

Net revenues:

Tandem                                                $ 66,283          $  93,155          $ 225,196          $ 266,019
Synadyne                                                    --             57,015                 71            171,419
Franchising                                                687              1,632              2,068              5,136
Other                                                       63              5,553                198             17,359
                                                      --------          ---------          ---------          ---------

Total net revenues                                    $ 67,032          $ 157,355          $ 227,533          $ 459,933
                                                      ========          =========          =========          =========

Gross profit                                          $ 14,234          $  20,414          $  46,713          $  61,532
Selling, general and administrative expenses(1)         10,961             19,187             36,153             61,521
Depreciation and amortization expense                    1,373              1,586              4,157              5,327
Restructuring and asset impairment charges                  54              6,269              1,872             13,823
                                                      --------          ---------          ---------          ---------

Operating income (loss)(1)                               1,846             (6,628)             4,531            (19,139)
Net interest and other expense                           2,435              3,594              5,936              6,587
                                                      --------          ---------          ---------          ---------

Loss before benefit for income taxes(1)                   (589)           (10,222)            (1,405)           (25,726)
Provision (benefit) for income taxes                       236             10,507             (8,736)             4,572
                                                      --------          ---------          ---------          ---------

Net income (loss) before extraordinary item(1)        $   (825)         $ (20,729)         $   7,331          $ (30,298)
                                                      ========          =========          =========          =========

Other Data:
EBITDA(2)                                             $  3,328          $  (5,141)         $   9,679          $ (13,318)
                                                      ========          =========          =========          =========

Net revenues:

Tandem                                                    98.9 %             59.2 %             99.0 %             57.8 %
Synadyne                                                   0.0               36.2                0.0               37.3
Franchising                                                1.0                1.0                0.9                1.1
Other                                                      0.1                3.5                0.1                3.8
                                                      --------          ---------          ---------          ---------

Total net revenues                                       100.0%             100.0%             100.0%             100.0%
                                                      ========          =========          =========          =========

Gross profit                                              21.2 %             13.0 %             20.5 %             13.4 %
Selling, general and administrative expenses(1)           16.4               12.2               15.9               13.4
Restructuring and asset impairment charges                 0.1                4.0                0.8                3.0
                                                      --------          ---------          ---------          ---------

Operating income (loss)(1)                                 2.8               (4.2)               2.0               (4.2)
Net interest and other expense                             3.6                2.3                2.6                1.4
                                                      --------          ---------          ---------          ---------

Loss before benefit for income taxes(1)                   (0.9)              (6.5)              (0.6)              (5.6)
Provision (benefit) for income taxes                       0.4                6.7               (3.8)               1.0
                                                      --------          ---------          ---------          ---------

Net income (loss)(1)                                      (1.2)%            (13.2)%              3.2%              (6.6)%
                                                      ========          =========          =========          =========

SYSTEM OPERATING DATA:
System Revenues(3)                                    $ 89,946          $ 171,697          $ 295,871          $ 506,631
                                                      ========          =========          =========          =========
System employees (number at the end of period)          18,000             35,000             18,000             35,000
                                                      ========          =========          =========          =========
System offices (number at the end of period)               124                148                124                148
                                                      ========          =========          =========          =========


(1) During the thirty nine weeks ended December 31, 2000, we recorded an increase to our restructuring reserve of $1.9 million (of which $$54,000 was recorded in the quarter), a non-operating gain of $0.7 million from the sale of the our PEO operations, a $7.3 million decrease to our deferred tax asset valuation allowance (of which $1.0 million increase was recorded during Q3 2001) and an extraordinary gain from refinancing of $8.5 million (net of $5.3 million of income tax). During the nine months ended December 31, 1999, we recorded restructuring and asset impairment charges of $13.8 million (of which $6.3 million was recorded during Q4 1999), the deferred tax valuation allowance of $14.1 million, and a $2.7 million write-down in Q3 1999 of certain accounts receivable to their realizable value, which were subsequently sold in Q4 1999.

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


                                       THIRTEEN WEEKS    THREE MONTHS       THIRTY NINE      NINE MONTHS
                                           ENDED             ENDED          WEEKS ENDED        ENDED
                                       DEC 31, 2000      DEC 31, 1999      DEC 31, 2000     DEC 31, 1999
                                       --------------    ------------      ------------     ------------

Company's net revenues                   $67,032           $157,355         $227,533          $459,933
Less Company revenues from:
  Franchise royalties                       (687)            (1,632)          (2,068)           (5,136)
  Services to franchises                      --             (5,539)              --           (13,984)
Add: Franchise net revenues               23,601             21,513           70,406            65,818
                                         -------           --------         --------          --------

System revenues                          $89,946           $171,697         $295,871          $506,631
                                         =======           ========         ========          ========


THIRTEEN WEEKS ENDED DECEMBER 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

NET REVENUES AND GROSS MARGIN:

Revenues were $67.0 million for the quarter ended December 31, 2000 ("Q3 2001"), a decrease of $90.3 million, or 57.4%, from $157.4 million for the quarter ended December 31, 1999 ("Q4 1999"). This decrease in revenues resulted primarily from our restructuring efforts during the last 15 months to focus on industrial staffing and to improve profitability. The restructuring included the disposition of Synadyne (our former professional employer organization, or PEO), certain under-performing Tandem industrial staffing offices, and the termination of PEO services to certain of our franchisees.

Our gross profit (margin) decreased by 30.3%, to $14.2 million in Q3 2001, from $20.4 million in Q4 1999 due primarily to sold or terminated operations. Gross profit as a percentage of net revenues increased to 21.2% in Q3 2001 from 13.0% in Q4 1999.

Our gross profit percentage increased to 21.2% in Q3 2001 from 13.0% in Q4 1999 as the result of (i) the sale of our Synadyne division at the beginning of Q1 2001, (ii) the favorable impact on gross margin percent of sold, franchised and closed offices, (iii) price increases implemented over the last four quarters in our Tandem division, and (iv) efficiencies gained as a result of initiatives instituted in early 2000 to reduce variable costs. These improvements were partially offset by the decrease in royalties derived from franchise buyout payments. Synadyne, while generating 36.2% of our revenues in Q4 1999, produced a gross margin of only 2.9% of revenue, or 8.1% of our consolidated gross profit margin.

Tandem Operations

Net revenues from our Tandem division decreased from $93.2 million in Q4 1999 to $66.3 million in Q3 2001. The decrease in Tandem revenues was primarily due to the sale, franchise, closure, and consolidation of 48 offices through December 31, 2000. On a same store basis, Tandem revenues decreased by $15.8 million due to cancellation of certain of our large customers that generated $4.4 million in Q4 1999 revenue and the lack of a ramp-up in revenues traditionally experienced by the staffing industry during the third calendar quarter of the year. One customer, which provided welfare to work services, made up $2.2 million of this decrease due to non-renewal of this customer's contracts with the federal and state governments. The lack of a sales ramp-up was most evident within our manufacturing and distribution customers. Partially offsetting the revenue loss from these customers was revenue growth from new and existing customers in the construction and retail industries. We do not expect our revenues from manufacturing and distribution to improve in Q4 2001 due to normal seasonal fluctuations experienced in the industrial staffing sector and recessionary pressures.

Gross profit from our Tandem division declined from $17.0 million in Q4 1999 to $13.5 million during Q3 2001, primarily due to the offices restructured through October 31, 2000, which generated a gross margin of $2.1 million in Q4 1999. While gross profit dollars declined, Tandem's gross profit margin percent improved from 18.3% in Q4 1999 to 20.3% in Q3 2001. This increase in gross margin percent is due to pricing increases and improved efficiencies instituted at the branch level, partially offset by higher workers' compensation costs, a portion of which are fixed and in Q3 2001 are spread over a lower revenue base.

On a same store basis, gross margin generated by Tandem offices decreased by $1.5 million from Q4 1999 to Q3 2001 primarily due to the decrease in revenues discussed above. However, gross margin, as a percent of revenue, increased from 18.4% to 20.5%. As previously discussed, the improvement in gross margin percent is primarily due to the price increases and operating efficiencies gained over the last four quarters, partially offset by the higher workers' compensation costs.

Tandem's margins are affected by unemployment, competition for workers, the size of our customers, workers' compensation costs, transportation costs, and pricing. We were able to mitigate the effect of low unemployment and competition for workers by better pricing in Q3 2001 as compared to Q4 1999. In addition, beginning in Q1 2001 and continuing into Q3 2001, Tandem began to significantly improve the margins of its large, lower-margin customers which typically produce raw margin results (revenues less direct payroll costs) several hundred basis points below Tandem's average gross margin percent. Although Tandem's 100 largest customers made up 47% of our revenues in Q3 2001 compared to 42% in Q3 1999, the average price charged per labor hour to these customers increased at a significantly greater rate than that of the average cost per labor hour.

Workers' compensation costs increased in Q3 2001 as compared to Q4 1999 due to
(i) the portion of workers' compensation costs which are fixed and in Q3 2001 are spread over a reduced revenue base, (ii) greater than anticipated expenses for claims still open from 1999, and (iii) higher average cost per claim in early 2000 as compared to 1999. Claims costs in early 2000 increased because
(i) one zone safety manager position remained unfilled in the West for the last half of calendar year 1999, (ii) certain riskier job assignments such as curb-side trash pick-up were still being performed, and (iii) risk management programs were not consistently implemented across all of our branch offices. In particular, acquired branches in California and Colorado did not immediately change their existing risk management practices and continued to service job assignments which were excluded by our risk management program, and not all branches were performing the on-site client reviews in accordance with our stated policy. In calendar 2000 we launched initiatives to exclude riskier job assignments and step up our on-site client inspections to reduce the frequency and average cost of workers' compensation claims. In addition, we filled the zone safety manager position in the West. These risk management initiatives, while not immediately resulting in lower costs, should contribute to a lower frequency of claims in future periods; however, there can be no assurance that such improvements will result in reduced costs.

Franchise Operations

Franchise royalty revenues from our franchising operations decreased from $1.6 million in Q4 1999 to $0.7 million for Q3 2001, due to a decrease in revenues from buyout payments received in connection with the early termination of certain franchises and to the same lack of a seasonal ramp-up that corporate-owned stores experienced this year. We allowed the early termination of franchise agreements for 38 locations in 1998 and 1999 to enable us to develop the related territories. When we agree to terminate a franchise agreement, we receive an initial buyout payment from the former franchisee. We continue to receive payments from some former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination date of the franchise agreement. As of December 31, 2000 only one former franchisee remains obligated to make payments under a termination agreement. Although these gross revenues are not included in our net franchisee or system revenue totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in our total reported royalties.

We receive royalties from our franchisees and do not incur the expense for payroll and payroll-related taxes. Accordingly, gross profit equals royalty revenues.

Net revenues earned by Tandem franchisees, which are included in our system revenues, but are not available to us, increased slightly from $21.5 million in Q4 1999 to $23.6 million in Q3 2001. As of December 31, 2000 we had 49 franchised locations compared to 50 last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING DEPRECIATION AND AMORTIZATION). Selling, general and administrative expenses decreased $8.2 million, or 42.9%, to $11.0 million in Q3 2001 from $19.2 million in Q4 1999 primarily due to our restructuring efforts and reduced bad debt expense. Compensation costs decreased $5.3 million due to a reduction of 485 employees. Our bad debt provision also decreased $0.8 million in Q3 2001 as compared to Q4 1999 due to improvements in our collection process (see "Accounts Receivable") and the decrease in revenues associated with the sale of branch offices. Other selling, general and administrative costs, including telecommunications, professional fees, recruiting, and licensing costs, decreased by an aggregate of $2.1 million.

As part of our on-going efforts to improve the support of our customers, branch offices and service employees, we are currently analyzing the potential of decentralizing some of our support functions. This would entail setting up regional field service groups comprised of individuals with specific skill sets, potentially including business analysis, human resources, billing and collections. We expect to complete the testing of our pilot concept by April 1, 2001, after which we may decide to decentralize our branch support services.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased by $0.2 million, due to the disposition of the assets sold in connection with our restructuring plan, and the $2.6 million impairment of goodwill during 1999.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During Q3 2001, we recorded restructuring charges of $54,000. As part of the restructuring charges, we have
(i) decreased accrued severance costs by approximately $75,000 primarily to reduce amounts accrued for taxes and benefits, (ii) incurred professional fees and other costs of $32,000, (iii) recorded $48,000 for lease termination fees and the disposal of certain assets of branch offices included in the Restructuring, and (iv) $49,000 in various other restructuring costs. During Q4 1999, we recorded restructuring costs of $6.1 million and asset impairment charges of $0.2 million, writing down the carrying value of our goodwill. As part of the Q4 1999 restructuring charges we (i) wrote down the carrying value of certain assets held for sale by $2.9 million to their then estimated net realizable value, (ii) recorded accrued severance costs of $2.7 million, (iii) incurred professional fees of $0.5 million, and (iv) wrote down the carrying value of certain leasehold improvements and other lease obligations by $0.1 million.

NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased from $3.6 million in Q4 1999 to $2.4 million in Q3 2001. Interest expense decreased by $0.9 million due to (i) a decrease in the average amounts borrowed through our borrowing facilities used to fund payroll for our service employees, which is paid approximately 40-50 days before the related accounts receivable is collected (see "Accounts Receivable"), and (ii) a decrease in the amortization of loan fees in Q3 2001 as compared to Q4 1999. These were partially offset by the amortization of the debt discount associated with our current financing arrangements and increased interest rates charged on our outstanding borrowings (see "Liquidity and Capital Resources"). Exclusive of the amortization of the debt discount, the weighted interest rate on our borrowing facilities increased from 11.1% in Q4 1999 to 14.2% in Q3 2001. We also earned approximately $58,000 in other income during Q3 2001 from providing support services to the purchaser of our former PEO operation.

INCOME TAXES. During the twenty six weeks ended October 1, 2000 we reduced the deferred tax asset valuation allowance by a net reduction of $8.3 million, which was expected to be realized through utilization of net operating loss carryforwards, relating to the extinguishment gain that was recorded in Q2 2001 as well as taxable income from future operations. During Q3 2001, we increased the deferred tax valuation allowance by $1.1 million, due to our loss before income taxes during the quarter and revised estimates of taxable income from future operations based on actual results during the quarter.

A valuation allowance of $14.1 million was established in Q4 1999 and was increased to $14.9 million, prior to the recovery of $8.3 million during the first two quarters of fiscal 2001, by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes".

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. Our net loss was $0.8 million during Q3 2001, as compared to a net loss of $20.7 million in Q3 1999. As discussed above, the decrease in net loss is primarily due to decreased selling, general and administrative costs, reduced restructuring and asset impairment charges, the establishment of the deferred tax valuation allowance in Q4 1999, and decreased interest charges.

EBITDA. EBITDA for Q3 2001 was $3.3 million, as compared to ($5.1) million in Q4 1999. EBITDA increased by $8.4 million primarily due to (i) a $8.2 million decrease in selling, general and administrative costs before depreciation and amortization comprised primarily of a reduction of compensation costs of $5.3 million and a reduction of our bad debt provision of $0.8 million, (ii) a $6.1 million reduction in continued restructuring costs, and (iii) no asset impairment charges in Q2 2001, as compared to $0.2 million during Q3 1999. These items were primarily offset by a $6.2 million decrease in our gross profit margin.

THIRTY NINE WEEKS ENDED DECEMBER 31, 2000 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999

NET REVENUES AND GROSS MARGIN:

Revenues were $227.5 million for the thirty nine weeks ended December 31, 2000 ("YTD 2001"), a decrease of $232.4 million, or 50.5%, from $459.9 million for the nine months ended December 31, 1999 ("YTD 1999"). This decrease in revenues resulted primarily from our restructuring efforts during the last 15 months to focus on industrial staffing and to improve profitability. The restructuring included the disposition of Synadyne (our former professional employer organization, or PEO), Office Ours (our former clerical division) and certain under-performing Tandem industrial staffing offices, plus the termination of PEO services to certain of our franchisees.

Our gross profit (margin) decreased by 24.1%, to $46.7 million in YTD 2001, from $61.5 million in YTD 1999 due primarily to sold or terminated operations. Gross profit as a percentage of net revenues increased to 20.5% in YTD 2001 from 13.4% in YTD 1999.

Gross profit percentage increased to 20.5% in YTD 2001 from 13.4% in YTD 1999 as the result of (i) the sale of our Synadyne division at the beginning of Q1 2001,
(ii) the favorable impact on gross margin percent of sold, closed and franchised offices, (iii) price increases implemented over the last four quarters in our Tandem division, and (iv) efficiencies gained as the result of initiatives instituted in early 2000 aimed at lower variable costs. These improvements were partially offset by the effect of the sale of our clerical staffing division in August 1999 and the decrease in royalties derived from franchise buyout payments. Synadyne, while generating 37.3% of our revenues in YTD 1999, produced a gross margin of only 3.1% of revenue, or 8.6% of our consolidated gross profit margin. Office Ours, our clerical division sold in Q3 1999, produced a gross margin of 26.0%, or 1.4% of our consolidated gross profit margin.

Tandem Operations

Net revenues from our Tandem division decreased from $266.0 million during YTD 1999 to $225.2 million during YTD 2001 primarily because of our restructuring and the resulting reduction of 48 offices through October 31, 2000. On a same store basis, Tandem revenues decreased by $12.3 million, primarily due to the cancellation or decline in revenues of certain of our large customers and the lack of the ramp-up in revenues traditionally experienced by the staffing industry during the third calendar. The lack of a sales ramp-up was most evident within our manufacturing and distribution customers. Partially offsetting the revenue loss from these customers was revenue growth from new and existing customers in the construction and retail industries. We do not expect our revenues from manufacturing and distribution to improve in Q4 2001 due in part to normal seasonal fluctuations experienced in the industrial staffing sector and recessionary pressures.

Gross profit for our Tandem division declined to $44.5 million during YTD 2001 from $50.1 million during YTD 1999 primarily due to the offices sold, franchised, or consolidated through October 31, 2000, which generated gross margin of $7.1 million in YTD 1999 compared to $1.5 million prior to their disposition in YTD 2001. While gross profit dollars declined, Tandem's gross profit margin percent improved from 18.8% last year to 19.8% in YTD 2001. This increase in gross margin percent is due to pricing increases and improved efficiencies instituted at the branch level, partially offset by higher workers' compensation costs, a portion of which are fixed and in YTD 2001 are spread over a lower revenue base.

On a same store basis, Tandem's gross margin decreased by $0.1 million from $43.0 million in YTD 1999 to $42.9 million in YTD 2001 despite the $12.3 million decrease in same store revenues during the same period, while gross margin, as a percent of revenue, increased from 19.0% to 20.1%. As previously discussed, this improvement in gross margin percent is primarily due to the price increases and operating efficiencies gained over the last four quarters, partially offset by the higher workers' compensation costs.

Tandem's margins are affected by unemployment, competition for workers, the size of our customers, workers' compensation costs, transportation costs and pricing. We were able to mitigate the effect of low unemployment and competition for workers by increasing our margins in YTD 2001 as compared to last year. In addition, beginning in Q1 2001 and continuing throughout Q3 2001, Tandem began to reduce the impact of large, low-margin customers which typically produce raw margin results (revenues less direct payroll costs) several hundred basis points below Tandem's average gross margin percent. Although Tandem's 100 largest customers made up 44.4% of our revenues in YTD 2001 compared to 40.2% during YTD 1999, the average price charged per labor hour has increased at a significantly greater rate than that of the average cost per labor hour.

Workers' compensation costs increased in YTD 2001 as compared to YTD 1999 due to (i) the portion of workers' compensation costs which are fixed and in YTD 2001 are spread over a reduced revenue base, (ii) greater than anticipated expenses for claims still open from 1999, and (iii) higher average cost per claim in early 2000 as compared to 1999. Claims costs in early 2000 increased because (i) one zone safety manager position remained unfilled in the West for the last half of calendar year 1999, (ii) certain riskier job assignments such as curb-side trash pick-up were still being performed, and (iii) risk management programs were not consistently implemented across all of our branch offices. In particular, acquired branches in California and Colorado did not immediately change their existing risk management practices and continued to service job assignments which were excluded by our risk management program, and not all branches were performing the on-site client reviews in accordance with our stated policy. In calendar 2000 we launched initiatives to exclude riskier job assignments and step up our on-site client inspections to reduce the frequency and average cost of workers' compensation claims. In addition, we filled the zone safety manager position in the West. These risk management initiatives, while not immediately resulting in lower costs, should contribute to a lower frequency of claims in future periods; however, there can be no assurance that such improvements will result in reduced costs.

Franchise Operations

Franchise royalty revenues from our franchising operations decreased from $5.1 million last year to $2.1 million for YTD 2001, primarily due to a $3.2 million decrease in revenues from buyout payments received in connection with the early termination of certain franchises. We allowed the early termination of franchise agreements for 38 locations in 1998 and 1999 to enable us to develop the related territories. When we agree to terminate a franchise agreement, we receive an initial buyout payment from the former franchisee. We continue to receive payments from some former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination date of the franchise agreement. As of December 31, 2000 only one former franchisee remains obligated to make payments under such an agreement. Although these gross revenues are not included in our net franchisee or system revenue totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in our total reported royalties.

We receive royalties from our franchisees and do not incur the expense for payroll and payroll-related taxes. Accordingly, gross profit equals royalty revenues.

Net revenues earned by Tandem franchisees, which are included in our system revenues, but are not available to us, increased slightly from $65.8 million in YTD 1999 to $70.4 million in YTD 2001. As of December 31, 2000 we had 49 franchised locations compared to 50 last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING DEPRECIATION AND AMORTIZATION). Selling, general and administrative expenses decreased $25.4 million, or 41.2%, to $36.2 million in YTD 2001 from $61.5 million during the same period last year. This decrease was primarily the result of the restructuring we described earlier and reduced bad debt expenses. Compensation costs decreased $14.6 million due to a reduction of 485 employees, and we experienced a $4.3 million reduction in our bad debt provision in YTD 2001 as compared to YTD 1999. In Q3 1999, we recorded a $2.7 million bad debt provision related specifically to $4.3 million of receivables which were sold to a third party during the fourth quarter of 1999. Other selling, general and administrative costs, including telecommunications, professional fees, recruiting, and licensing costs, decreased by an aggregate of $6.5 million.

As part of our on-going efforts to improve the support of our customers, branch offices and service employees, we are currently analyzing the potential of decentralizing some of our support functions. This would entail setting up regional field service groups comprised of individuals with specific skill sets, potentially including business analysis, human resources, billing and collections. We expect to complete the testing of our pilot concept by April 1, 2001, after which we may decide to decentralize our branch support services.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased by $1.2 million, due to the disposition of the assets sold in connection with our restructuring plan, and the $2.6 million impairment of goodwill during 1999.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During YTD 2001, we recorded restructuring charges of $1.9 million. As part of the restructuring charges, we have (i) recorded $0.5 million in lease terminations and other restructuring charges and (ii) incurred $0.8 million in professional fees. During 1999 when we announced our restructuring plan, we recorded restructuring costs of $11.2 million and asset impairment charges of $2.6 million. As part of the YTD 1999 restructuring charges we (i) wrote down the carrying value of certain assets held for sale by $5.4 million to their then estimated net realizable value,
(ii) recorded accrued severance costs of $4.0 million, (iii) incurred professional fees of $1.2 million, and (iv) wrote down the carrying value of certain leasehold improvements and other lease obligations by $0.5 million.

NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased from $6.6 million in YTD 1999 to $5.9 million in YTD 2001. This decrease in interest expense was due to (i) a decrease in the average amount borrowed through our borrowing facilities used to fund payroll for our service employees, which is paid approximately 40-50 days before the related accounts receivable is collected (see "Accounts Receivable") and (ii) a decrease in the amortization of fees in Q3 2001 as compared to Q4 1999. These were offset by (i) the amortization of the debt discount associated with our current financing arrangements (see "Liquidity and Capital Resources"), and (iii) the increase in interest charged on the outstanding borrowings of our borrowing facilities, exclusive of the amortization of the debt discount, from 9.4% in YTD 1999 to 14.2% in YTD 2000. We also recognized a gain on the sale of our former PEO operations of $0.7 million in YTD 2001 compared to a gain on the sale of our clerical division in YTD 1999 of $0.5 million.

INCOME TAXES. During the twenty six weeks ended October 1, 2000 we reduced the deferred tax asset valuation allowance by a net reduction of $8.3 million, which was expected to be realized through utilization of net operating loss carryforwards, relating to the extinguishment gain that was recorded in Q2 2001 as well as taxable income from future operations. During Q3 2001, we increased the deferred tax valuation allowance by $1.1 million, due to our loss before income taxes during the quarter and revised estimates of taxable income from future operations based on actual results during the quarter.

A valuation allowance of $14.1 million was established in Q4 1999 and was increased to $14.9 million, prior to the recovery of $8.3 million during the first two quarters of fiscal 2001, by the tax benefits in the quarter ended April 2, 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes".

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for YTD 2001 was $7.3 million, as compared to a net loss of $30.3 million in YTD 1999. As discussed above, the change in the net loss is primarily due to decreased selling, general and administrative costs, reduced restructuring and asset impairment charges, and the recovery of the deferred tax asset valuation allowance, partially offset by reduced gross profit and increased interest costs.

EBITDA. EBITDA for YTD 2001 was $9.7 million, as compared to ($13.3) million in YTD 1999. EBITDA increased by $22.9 million primarily due to (i) a $25.4 million decrease in selling, general and administrative costs before depreciation and amortization comprised of a reduction of compensation costs of $14.6 million and a reduction of our bad debt provision of $4.3 million, (ii) a $9.3 million reduction in continued restructuring costs, and (iii) the absence of asset impairment charges in YTD 2001, as compared to $2.6 million during YTD 1999. These items were primarily offset by a $14.8 million decrease in our gross profit margin.

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

The financing agreement relating to the new credit facility obligates us to, among other things:

- -        provide the lenders with periodic records and reports, including financial statements;
- -        keep adequate books and records and maintain our property in good working order;
- -        permit the lenders to inspect our books and records;
- -        maintain adequate insurance on the collateral;
- -        operate our property and business in compliance with environmental laws and keep our property free from environmental liens;
- -        obtain landlord waivers whenever we acquire a leasehold interest in real property;
- -        obtain subordination agreements whenever we incur additional indebtedness; and
- -        notify the lenders whenever we acquire an ownership interest in real property valued at more than $250,000 or a leasehold interest in real property where the annual lease payments total more than $200,000, and to provide certain documentation relating to the real property.

The financing agreement also limits our ability to:

- -        create any liens on our property;
- -        incur any additional indebtedness;
- -        liquidate, dissolve, merge, consolidate, or sell substantially all of our assets, property or business;
- -        change the nature of our business;
- -        make loans or advances to, or invest in securities of, any third party;
- -        enter into any new leases with aggregate lease payments in excess of certain thresholds;
- -        make, or commit to make, any capital expenditure in excess of certain thresholds;
- -        declare or pay dividends, repurchase or redeem our capital stock or effect any distributions to our shareholders;
- -        effect transactions with our affiliates except in the ordinary course of business; and
- -        amend any provision of our existing indebtedness or our organizational documents.

In addition, we have agreed with our lenders to maintain certain financial ratios, including fixed coverage, consolidated EBITDA, leverage and tangible net worth, above or below certain thresholds.

As of December 31, 2000, we had gross outstanding borrowings of $12.7 million under our revolving credit facility, $26.0 million under the provisions of our term loans, and $5.3 million under the provisions of the Fleet term note. %. In connection with the refinancing on August 15, 2000, we recorded a debt discount of $9.0 million, which is being amortized as interest expense over the three year life of the borrowing agreements with the syndicate of lenders and is allocated in the Company's Balance Sheets between the Revolving Credit Facility and Term Notes A and B. As of December 31, 2000 the revolving credit facility bore interest at 11.5%, term loan A and term loan B bore interest at 13.0% and 14.5%, respectively, and the Fleet term note bore interest at 13.0The weighted average interest rate payable on the outstanding balances for all debt year-to-date through December 31, 2000, exclusive of related fees and expenses, was approximately 14.4% per annum, compared to approximately 11.8% per annum during the same period in 1999. The effective interest including the debt discount was 17.1%.

Before August 15, 2000, our primary sources of funds for working capital and other needs were a $26.1 million credit line, including existing letters of credit of $4.8 million plus a $33.0 million credit facility, based on and secured by our accounts receivable with a syndicate of lenders led by Fleet National Bank. Prior to their expiration, the receivable facility, bore interest at Fleet's prime rate plus 2.0% per annum, which was 11.5% as of August 15, 2000 and the revolving credit facility bore interest at prime plus 5.0% per annum, which was 14.5% as of August 15, 2000.

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

The prior securitization facility with Eagle Funding Capital Corporation, which was terminated as of October 1, 1999, was a financing arrangement under which we could sell up to a $50.0 million secured interest in our eligible accounts receivable to Eagle, which used the receivables to secure A-1 rated commercial paper. Our costs for this arrangement were classified as interest expense and based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn was determined by prevailing interest rates in the commercial paper market and was approximately 5.45% as of September 30, 1999.

In addition to the Revolving Credit Facility indebtedness discussed above, we had bank standby letters of credit outstanding in the aggregate amount of $4.7 million as of December 31, 2000, of which $1.2 million secured the pre-1999 portion of the workers' compensation obligations that are recorded as a current liability on the Company's Consolidated Balance Sheets. In October 2000, we replaced the trust fund intended to secure any liability for workers' compensation claims funding for 1999 and 2000 with letters of credit of $3.0 million. Prior to October 2000, we had agreed to provide extra collateral to secure any liability for claim funding for 1999 and 2000 that might exceed the pre-funded amounts by establishing a $3.0 million trust account naming Hartford Insurance Company as beneficiary. As of October 1, 2000, we had funded $2.1 million into the trust account. See "Workers' Compensation Collateral". The $2.1 million funded to the trust account as of October 1, 2000 was used to pay down our senior facilities. The remaining $0.5 million, which is supported by a $0.5 million cash escrow balance, is to secure future payments on a capital lease for furniture that was sold along with the Company's corporate headquarters in December 31, 1999.

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

In addition to the debt previously discussed, we had, as of December 31, 2000,
(i) obligations under capital leases for property and equipment in the aggregate of $1.7 million; (ii) obligations under mortgages totaling $0.4 million and (iii) obligations for annual insurance premiums and other matters totaling $0.2 million, of which a portion represents prepayment for future benefits and would be refundable to us should the policy be cancelled.

SUMMARY OF CASH FLOWS

Cash used in operating activities in YTD 2001 was $0.5 million, as compared with $39.3 million used in operating activities in YTD 1999. We terminated our securitization agreement on October 1, 1999 whereby we sold certain accounts receivable to obtain working capital to fund our operations, which impact was to decrease cash from operations in YTD 1999 by $46.9 million, as shown in the table below. In addition, the collection of our accounts receivable related to the sale of Tandem offices in connection with the restructuring and improved collections of our accounts receivable this year generated $12.9 million in operating cash in YTD 2001. This operating cash was more than offset by the pay down of current liabilities due to (i) the sale of Tandem offices (ii) funding of our workers' compensation liability and replacement of our workers' compensation trust account with letters of credit, (iii) payment of accrued interest on our subordinated debt in connection with our Refinancing on August 15, 2000, and
(iv) utilization of our restructuring reserve.

Cash provided by investing activities during YTD 2001 was $3.3 million compared to $9.8 million during YTD 1999. Cash provided by investing activities in fiscal 2001 consisted of primarily of $4.2 million received in conjunction with a sale of our Synadyne division and Tandem offices, offset by expenditures for property, plant, and equipment, and funding to our franchisees. Cash provided by investing activities in 1999 included (i) $6.2 million from the sale of our former corporate headquarters building, (ii) $2.7 million from the sale of our clerical division and certain Tandem offices associated with the Restructuring,
(ii) $1.6 million from a sale-leaseback transaction during the period, offset by (i) a net decrease in funding provided to our franchisees, and (ii) by expenditures for property, plant, and equipment.

Cash used in financing activities during YTD 2001 was $3.0 million, as compared cash provided by financing activities of $28.7 million during the same period last year. In addition to the impact of the termination securitization agreement in 1999, which increased cash from financing activities by $46.9 million as discussed in the table below, we increased borrowings in 1999 to fund increased payroll costs arising from seasonal volume increases and the workers' compensation funding. Cash used financing activities in YTD 2001 of $3.1 million includes the repayment of $1.7 million to our line of credit partially offset by a $3.1 million decrease in check float and a $1.6 million pay down of other debt.

The table below sets forth our cash flows as presented in our consolidated financial statements for YTD 2001 and YTD 1999, in thousands:


                                               THIRTY NINE WEEKS      NINE MONTHS
                                                     ENDED                ENDED
                                                  DEC 31, 2000        DEC 31, 1999
                                               -----------------      ------------
Cash flows (used in) provided by:
Operating activities(1)                            $  (501)            $(39,261)
Investing activities                                 3,300                9,833
Financing activities(1)                             (3,026)              28,726
                                                   -------             --------
Net decrease (increase) in cash                    $  (227)            $   (702)
                                                   =======             ========


(1) As part of our borrowing facilities, in YTD 1999, we sold certain trade accounts receivable to obtain working capital for our operations. Under this agreement we had sold $46.9 million of trade accounts receivable as of September 30, 1999, which was excluded from the uncollected accounts receivable balance and corresponding borrowings presented in our consolidated balance sheet as of that date. This agreement was subsequently terminated and ultimately replaced with a revolving credit facility, and as such all of our uncollected accounts receivable and corresponding borrowings are included in our consolidated financial statements as of October 1, 1999. The impact of selling our accounts receivable in conjunction with our financing arrangements on our cash flow was to decrease cash from operating activities and increase cash from financing activities by $46.9 million during YTD 1999.

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

In January 2000, we renewed our pre-funded deductible program for one year. Under the new agreement, we funded $10.5 million in 12 installments for projected calendar year 2000 claims expenses. This claim fund requirement will be adjusted upward or downward periodically based on the projected cost of the actual claims incurred during calendar year 2000, up to a maximum liability of $18.0 million. In addition, we agreed to provide extra collateral by establishing a $3.0 million trust account naming Hartford Insurance Company as beneficiary to secure any liability for claim funding for 1999 and 2000 that might exceed the pre-funded amounts up to the aggregate maximum cap for each year of $13.6 million and $18.0 million, respectively. We had planned to fund this trust account in 11 installments through December 2000; and as of October 1, 2000, we had funded $2.1 million into the trust account. However, in October 2000, we replaced the trust fund with letters of credit of $3.0 million. The $2.1 million funded to the trust account as of October 1, 2000 was refunded to us and used to pay down our senior facilities.

ACCOUNTS RECEIVABLE

A majority of our tangible assets are customer accounts receivable. Tandem employees are paid on a daily or weekly basis; however, we receive payment from customers for these services, on average, 30 to 60 days from the date of the invoice. Beginning in the fourth quarter of 1998, we experienced an increase in the percentage of our Tandem accounts receivable that were past due. During calendar 1999 and the first two quarters of calendar 2000, we increased our focus on our accounts receivable collection process. As a result, the average number of days to collect Tandem accounts receivable from invoice presentation has decreased from 53 days at December 31, 1998 to 44 days at December 31, 2000. Since we announced our restructuring plan in August 1999, accounts receivable decreased by approximately $12 million due to the sale of Tandem offices, our PEO division and our clerical division to third parties; although the working capital benefit was substantially less due to the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation.

In addition, during the fourth quarter of 1999, we sold certain trade accounts receivable, with a face value of approximately $4.4 million, most of which were more than 180 days past due, to unrelated third parties for approximately $220,000. In Q3 1999 we increased our reserve for doubtful accounts by $2.7 million to adjust these receivables to their net realizable value. We accounted for the transfer of these receivables as a sale because we surrendered control over the receivables as of the date of the sale. In accordance with FAS 125, since the carrying amount of the accounts receivable, net of the related reserve, was equal to the sales price, no gain or loss was recognized on the sale of the accounts receivables ($0.2 million carrying value less net proceeds of $0.2 million).

CAPITAL EXPENDITURES

We anticipate spending up to $2 million during the next twelve months to improve our management information and operating systems, upgrade existing locations and other capital expenditures including, but not limited to, opening new Tandem locations.

FUTURE LIQUIDITY

We finance our operations with cash generated from our operating activities and with external financing, including revolving and term loans, and standby letters of credit (see "Senior Debt"). We principally use cash to fund our service employee payroll and workers' compensation insurance, plus pay our core, sales and administrative employees. We pay our service employees four to six weeks before collecting the related revenues from our customers. Since our revolving loan eligibility increases in proportion to the amount of our eligible accounts receivable, we are able to borrow more when our working capital needs rise. In the short term, we may experience cash flow deficits from operations during periods when activity is increasing rapidly due to the one to two-week delay between paying our service employees and our ability to borrow against the related receivables under our revolving loan. In the long term, any investing activity would require additional equity or debt financing. We believe that our borrowing capacity under the current credit facility including our revolving and term loans and letters of credit, in addition to cash flow from operations, existing cash and escrow receivable balances, and payments received under notes receivable related to sales of non-performing assets, will be sufficient to support our working capital needs for the next year. If we are unable to satisfy our cash requirements through the current credit facility and cash flow from operations, we will reduce our cash needs to compensate for cash shortfalls by delaying capital spending, reducing or eliminating marketing and promotional expenses and new product development, selling other assets or operations, and reducing or eliminating expenditures for general and administrative expenses.

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


                                                                                            FISCAL YEAR 2001
                                                                       ------------------------------------------------------------
                                                                        CHARGES TO (REVERSALS OF)
                                                                               OPERATIONS                UTILIZATION
                                               ORIGINAL   BALANCE AT   ----------------------------     ---------------  BALANCE AT
(AMOUNTS IN THOUSANDS)                         CHARGE       4/2/00     Q1 2001    Q2 2001   Q3 2001     CASH   NON-CASH   12/31/00
                                               -------    ----------   -------    -------   -------     -----  --------  ----------

Employee severance and
    other termination benefits                 $ 4,040      $2,139      $ (89)      $152      $(75)    $1,400     $ --      $727

Professional fees                                1,205          34        369        401        32        816       --        20

Lease termination and write-down of
    leasehold improvements at closed offices       400          49         (2)        36        48        110       --        21

Other restructuring charges                        146          33        154        218        49        387       67        --
                                               -------      ------      -----       ----      ----     ------     ----      ----

Accrued restructuring charges                    5,791       2,255        432        807        54      2,713       67       768

Write-down to fair value/loss on sale
    of assets identified for disposition         5,429          --        446        133        --         --      579        --
                                               -------      ------      -----       ----      ----     ------     ----      ----

Total restructuring and asset
    impairment activity                        $11,220      $2,255      $ 878       $940      $ 54     $2,713     $646      $768
                                               =======      ======      =====       ====      ====     ======     ====      ====


SEVERANCE AND OTHER RESTRUCTURING CHARGES

The original $11.2 million restructuring charge included $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were reduced by $0.2 million and $0.1 million during Q1 2000 and Q1 2001, respectively, to reflect the fact that certain employees of offices sold and franchised to third parties would continue employment with such buyers or franchisees and would not be paid the severance amounts that had been accrued. We recognized an additional $0.2 million in severance costs in Q2 2001 due to a reduction of headcount by 16 employees during the period whose severance payments were not accrued as part of our original Restructuring charge. During Q3 2001, we reduced the reserve for severance by $75,000, to reduce the accrued taxes and benefits associated with the liability to reflect to reflect revised estimates of future amounts expected to be paid. The remaining liability as of December 31, 2000 consists of $0.7 million for severance and other termination benefits for nine employees who have been terminated during the period of August 1999 through August 2000, and will paid over a period ranging from one week to 15 months from the balance sheet date. As of December 31, 1999 and December 31, 2000, we had terminated 107 and 142 employees in conjunction with our restructuring activities, respectively.

We recorded professional fees of $32,000 and $0.8 million as restructuring costs incurred during Q3 2001 and YTD 2001, respectively. These professional fees were comprised primarily of amounts paid to Crossroads LLC, a consulting firm based in Newport Beach, California ("Crossroads"), for its services related to the Restructuring.

We utilized $48,000 and $82,000 of the Restructuring charge during Q3 2001 and YTD 2001, respectively, for the costs of terminating real estate leases as well as for writing down the carrying value of leasehold improvements and other assets not usable in other Company operations. We completed our restructuring efforts as of October 29, 2000.

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

Effective October 29, 2000, we sold our Tandem operations in the states of New Hampshire and Massachusetts, comprising five offices and two "vendor on premise" locations, for $125,000, comprised of cash proceeds of $50,000 at closing and a two year $75,000 promissory note. In addition, we received $175,000 in January 2001 in settlement of future payments which were to be received equal to 30% of EBITDA of the sold offices during the next two years. Excluded from the sale were cash, accounts receivable and deferred income taxes, as well as accrued liabilities and accounts payable. As previously discussed, we recorded an additional $133,000 charge to restructuring during Q2 2001 to reduce the carrying value of these assets to their net realizable value.

Originally 47 offices were identified as held for disposition as part of our initial restructuring plan; however, during Q2 2001 we removed one office from the held for disposition classification. In addition, we identified two additional offices to be closed as a result of our ongoing restructuring activities and recorded the related assets as held for disposition at that time. These offices were subsequently closed in Q3 2001 when it became apparent that they would be abandoned. All of the assets held for disposition were sold or franchised on or before October 29, 2000. Upon classification as assets held for disposition, we discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.3 million in YTD 2001.

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

                                                                THIRTEEN WEEKS    THREE MONTHS      THIRTY NINE       NINE MONTHS
                                                                    ENDED            ENDED           WEEKS ENDED         ENDED
                                                                DEC 31, 2000     DEC 31, 1999       DEC 31, 2000      DEC 31, 1999
                                                                --------------   -------------      ------------      ------------

Net revenues:

    Total Company                                                $  67,032         $ 157,355         $ 227,533         $ 459,933
    Less revenues from assets held for sale and
      disposed/ceased operations:
       Synadyne                                                         --           (57,015)              (71)         (171,419)
       Clerical, franchise PEO and other                              (575)          (17,181)          (11,061)          (55,963)
                                                                 ---------         ---------         ---------         ---------

    Subtotal - revenues from assets held for sale and
      disposed/ceased operations                                      (575)          (74,196)          (11,132)         (227,382)
                                                                 ---------         ---------         ---------         ---------

    Net revenues from ongoing operations                         $  66,457         $  83,159         $ 216,401         $ 232,551
                                                                 =========         =========         =========         =========

Gross profit margin:

    Total Company                                                $  14,234         $  20,414         $  46,713         $  61,532
    Less gross profit from assets held for sale and
      disposed/ceased operations:
       Synadyne                                                         --            (1,660)               12            (5,299)
       Clerical, franchise PEO and other                               (32)           (2,146)           (1,533)           (7,484)
                                                                 ---------         ---------         ---------         ---------

    Subtotal - gross profit from assets held for sale and
      disposed/ceased operations                                       (32)           (3,806)           (1,521)          (12,783)
                                                                 ---------         ---------         ---------         ---------

    Gross profit margin from ongoing operations                  $  14,202         $  16,608         $  45,192         $  48,749
                                                                 =========         =========         =========         =========

Gross profit margin as a percentage of net revenues:

    Ongoing operations - Tandem                                       20.5 %            18.4 %            20.1 %            19.0 %
    Ongoing operations - franchising and other                       100.0 %           100.0 %           100.0 %           100.0 %
    Operations from assets held for sale and
      disposed/ceased operations                                       5.6 %             5.1 %            13.7 %             5.6 %


Certain reclassifications have been made to previously reported results of operations for the three months ("Q4 1999") and nine months ("YTD 1999") ended December 31, 1999 in the table above to conform to current period presentation.

Tandem branches sold or franchised generated revenues of $0.5 million, and $11.6 million during Q3 2001 and Q4 1999, respectively, and earned gross profit of $32,000 and $2.1 million for those periods. Those same branches incurred SG&A expenses of $0.1 million and $1.9 million, excluding depreciation and amortization costs, during Q3 2001 and Q4 1999, generated revenues of $11.1 million and $39.6 million during YTD 2001 and YTD 1999, earned gross profit of $1.5 million and $7.0 million, and incurred SG&A expenses of $1.5 million and $6.5 million, excluding depreciation and amortization costs, respectively.

Results of flexible industrial staffing offices that were consolidated into existing offices, as part of our Restructuring efforts, are included in ongoing operations.

Office Ours, our former clerical division which was sold on August 30, 1999, generated revenues of $3.3 million, gross profit of $0.9 million, and incurred $1.0 million in SG&A expense, excluding depreciation and amortization, during YTD 1999. SG&A for the Synadyne division, excluding depreciation and amortization, was $1.3 million during Q4 1999 and $0.2 million and $3.8 million during YTD 2001 and YTD 1999, respectively.

SEASONALITY

Traditionally our results of operations have reflected higher customer demand for industrial staffing services in the last two calendar quarters of the year, as compared to the first two quarters, and a seasonal reduction of industrial staffing revenues in the first calendar quarter of a year as compared to the fourth calendar quarter of the prior year. We do not reduce the related core personnel and other operating expenses proportionally because most of our infrastructure is needed to support anticipated increased revenues in subsequent quarters. As a result of these factors, we historically have earned a significant portion of our annual operating income in the third and fourth calendar quarter. However, as previously discussed, we have experienced a slowdown in demand from our manufacturing and other services customers reduced normal ramp up of sales volume that we had anticipated in the fourth calendar quarter of 2000 (Q3 2001). The Company anticipates that this slowdown and recessionary pressures will continue to impact the Company through the first calendar quarter of 2001 (Q4 2001).

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. We adopted SAB 101 in Q3 2001; however, such adoption had no impact on the Company's Consolidated Financial Statements.

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

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q/A, and in other reports filed by the Company with the Securities and Exchange Commission including, but not limited to those set forth in the Company's Registration Statement on Form S-1/A (File No. 333-48926) filed with the Commission on January 29, 2001 and declared effective January 31, 2001, the Company's Form 10-K for the year ended December 31, 1999, and the Form 10-Q reports for the transition period ended April 2, 2000 and the quarters ended July 2, 2000 and October 1, 2000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of borrowings associated with our operating and investing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. Of the $64.6 million of short-term and long-term borrowings on our balance sheet as of December 31, 2000, approximately 11.6% represented fixed rate instruments. Effective August 15, 2000, we entered into a three-year financing agreement with a syndicate of lenders led by Ableco Finance LLC, as agent. The financing replaced our existing credit facility with a $33.4 million revolving credit facility and a $17.6 million Term Loan A and a $9.0 million Term Loan B. Both the revolving credit facility and the term loans are secured by all of our assets. The revolving credit facility bears interest at prime or 9.0%, whichever is greater, plus 2% per annum. Term Loan A and Term Loan B bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively.

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

A hypothetical 10% (about 123 basis points) adverse move in interest rates along the entire interest rate yield curve would increase our interest expense over the next twelve months by approximately $0.7 million, and would decrease net income after taxes for the same period by $0.4 million, or $0.05 per diluted share. In addition, the hypothetical 10% adverse move in interest rates would have an immaterial impact on the fair market value of our fixed-rate debt.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In September 1998, Sonia Hill, an employee of an independent agency of Allstate Insurance Company, brought a discrimination lawsuit under the Texas Commission of Human Rights Act of 1983, naming Synadyne III, Inc., Allstate Insurance, the independent agency and the agent as defendants. Synadyne III, Inc., is one of five corporations which comprised our Synadyne division and through which we provided PEO services. All of the assets of these five corporations were sold in April 2000. Although the other defendants were served with a summons and complaint, Synadyne III, Inc. was never served. At the time of the alleged incident, Synadyne III was under contract with the independent insurance agency to provide PEO services. The suit was brought in the County Court, Dallas County, Texas. On September 13, 2000, a final default judgment in the amount of $807,245 was entered against Synadyne III, Inc. The Company was first informed of the existence of this judgment when it received notice of the entry of default judgment on September 18, 2000. On December 8, 2000, this default judgment was vacated on the grounds that it was obtained without according due process to Synadyne III, Inc. The Company has filed its answer in this lawsuit and the Company's employment practices liability insurance carrier has assumed the defense of this action on the Company's behalf.


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

On August 15, 2000, also in connection with the refinancing, the Company issued warrants to purchase up to 200,000 shares of its common stock to Ableco Holding LLC. The warrants are only exercisable if any letter of credit issued by the new lenders on the Company's behalf is drawn, in which event, the number of warrants the lenders will receive will be based on the amount drawn under the letter of credit. The warrants were issued in reliance on Section 4(2) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

In order to remain in compliance with certain covenants in the Fleet Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company had negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its acquisition notes payable in 1999. The Company had not made substantially all of the scheduled payments due and, as a result, was in default on these debts having total principal outstanding of $6.9 million as of August 15, 2000. The terms of these acquisition notes payable, which were subordinated to the Fleet Facility and the Receivable Facility, allowed the payees to accelerate terms of payment upon default. Acceleration of this debt required prior written notice to the Company by the various payees, which was received from three payees as of August 15, 2000. On August 15, 2000, in connection with the Refinancing, certain of the subordinated acquisition notes payable were amended to provide for a five year term, comprised of interest payments only, at a rate of 10.0% per annum, for three years, followed by two years of equal monthly payments of interest and principal, which will retire the notes. In connection with the amendments to these subordinated acquisition notes payable, the Company paid $0.8 million of accrued interest to the relevant noteholders at the closing.

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

10.93(d) Form of Warrant, dated August 15, 2000, issued to Fleet National Bank (215,874 shares), Comerica Bank
         (123,356 shares), LaSalle Bank National Association (123,356 shares) and SunTrust Bank (61,679 shares) (9)

10.94    Employment Agreement between Richard Mazelsky and the Company dated as of August 1, 2000 (10)

10.95    Employment Agreement between Michael A. Sharp and the Company dated December 21, 2000 (10)

10.96    Separation Agreement and Release between Scott R. Francis and the Company effective January 14, 2000 (10)


- ------------------------

(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on August 12, 1997

(2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on October 21, 1997

(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on September 23, 1997

(4) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998

(5) Incorporated by reference to the Exhibits to the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999

(6) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 16, 1999

(7) Incorporated by reference to the exhibits to the Company's Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 20, 2000

(8) Incorporated by reference to the exhibits to the Company's Form 10-Qf or the transition period ended April 2, 2000, as filed with the Securities and Exchange Commission on May 17, 2000

(9) Incorporated by reference to the exhibits to the Company's Form 10-Q for the quarterly period ended July 2, 2000, as filed with the Securities and Exchange Commission on August 21, 2000

(10) Incorporated by reference to the exhibits to the Company's Registration Statement of Form S-1/A as filed with the Securities and Exchange Commission on January 29, 2001 and declared effective on January 31, 2001

- ---------

(B) REPORTS ON FORM 8 - K:

No reports were filed on Form 8-K during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OUTSOURCE INTERNATIONAL, INC.



Date: February 14, 2001                By:  /s/ Garry E. Meier
                                          -------------------------------------

                                          Garry E. Meier
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Date: February 14, 2001                By:  /s/ Michael A.  Sharp
                                          -------------------------------------

                                          Michael A. Sharp
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)