Form 10-K
period 2001-04-01
OUTSOURCE INTERNATIONAL INC
filed 2001-07-17
CIK 1013316

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 1, 2001 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to

     ------------------

      COMMISSION FILE NUMBER 000-23147

                          OUTSOURCE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                             65-0675628
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1690 S. CONGRESS AVENUE, SUITE 210, DELRAY BEACH, FL                    33445
----------------------------------------------------                    -----
      (Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)  (561) 454-3500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.001
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 29, 2001, there were 8,687,488 shares of Common Stock outstanding.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 29, 2001, was approximately $526,680.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits listed in Part IV are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                          OUTSOURCE INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED APRIL 1, 2001

                                TABLE OF CONTENTS


                                                                                                               PAGE

                                                                                                               ----
                                                      PART I

Item 1.         Business......................................................................................  1
Item 2.         Properties.................................................................................... 13
Item 3.         Legal Proceedings............................................................................. 14
Item 4.         Submission of Matters to a Vote of Security Holders........................................... 14

                                                      PART II

Item 5.         Market for Registrant's Common Equity and Related Shareholder Matters......................... 14
Item 6.         Selected Financial Data....................................................................... 15
Item 7.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................... 19
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.................................... 40
Item 8.         Financial Statements and Supplementary Data................................................... 42
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure........................................................................ 80

                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant............................................ 80
Item 11.        Executive Compensation........................................................................ 81
Item 12.        Security Ownership of Certain Beneficial Owners and Management................................ 85
Item 13.        Certain Relationships and Related Transactions................................................ 87

                                                      PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K............................... 88

                                     PART I

ITEM 1.  BUSINESS

GENERAL

We are a national provider of human resource services focusing on the flexible industrial staffing market through our Tandem division. Tandem recruits, trains and deploys temporary industrial personnel and provides payroll administration and risk management services to its clients. Tandem's clients, consisting primarily of local and regional companies, include businesses in the manufacturing, distribution, hospitality and construction industries. Through our Synadyne division, which we sold effective April 8, 2000, we offered a comprehensive package of professional employer organization, or PEO, services including payroll administration, risk management, benefits administration and human resources consultation to companies in a wide range of industries.

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

As of the date of this filing, the Tandem division provided approximately 16,000 flexible industrial staffing personnel daily through a nationwide network of 83 company-owned locations, including our vendor-on-premise sites and 44 franchised locations. The Tandem division has approximately 5,000 clients and provides services to approximately 3,000 of its clients each day.

Between January 1995 and October 1998, we completed 36 acquisitions, primarily of staffing companies. These acquisitions included 89 offices and collectively generated approximately $189.0 million in revenue for the twelve months preceding such acquisitions. Due to these acquisitions, as well as new offices, the number of company-owned staffing and PEO offices increased during this period from ten to 124 and the number of metropolitan markets, as measured by the Metropolitan Statistical Areas as determined by the United States Census Bureau, served by company-owned locations increased from one to 50.

Staffing companies provide one or more of four basic services to clients: (i) flexible staffing; (ii) PEO services; (iii) placement and search; and (iv) outplacement. Based on information provided by the American Staffing Association, Inc., staffing industry revenues were approximately $139.3 billion. Over the last five years, the staffing industry has experienced significant growth, due largely to the utilization of temporary help across a broader range of industries, as well as the emergence of the professional employer organization sector. Staffing industry revenues grew from approximately $124.8 billion in 1999 to approximately $139.3 billion in 2000, or 11.6%. During that same period, revenues from the industrial staffing sector grew from approximately $16.7 billion to approximately $17.8 billion, or 6.6%. During 2000, the industrial staffing sector represented 12.8% of the staffing industry, compared to 13.4% during 1999. We believe that the industrial staffing market is highly fragmented and that in excess of 75% of industrial staffing revenues are generated by small local and regional companies.

RECENT DEVELOPMENTS

REORGANIZATION

On June 11, 2001, Outsource International, Inc. and its operating subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Since that date, we have been operating as debtor-in possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

The purpose of the Chapter 11 filing was to allow us to restructure our debt, ensure that we have continued access to the liquidity necessary to fund our operations, protect our employees and preserve our going concern value. After working for the past 19 months to restructure our operations and deal with the burden of our debts and related interest payments, and after considering numerous strategic alternatives, we concluded that a voluntary Chapter 11 filing was the optimum solution for improving our balance sheet and restoring our long-term profitability.

Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. Even though the filing of the Chapter 11 cases was an event of default under our loan agreements, the Bankruptcy Code imposes an automatic stay that will generally preclude our creditors and other interested parties from taking remedial action in response to any such default without prior Bankruptcy Court approval. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings in general or the effects of these proceedings on our business, or on the interests of our creditors and shareholders. No assurance can be given that we will be successful in reorganizing our affairs within our Chapter 11 bankruptcy proceedings.

INVESTMENT BANKER ENGAGEMENT

Pursuant to the determination of our Board and an agreement with our senior lenders, on May 16, 2001 we retained the investment banking firm of Robert W. Baird & Co. to assist us in exploring various strategic alternatives. That engagement ended upon our Chapter 11 filing and on July 5, 2001, we retained, subject to approval by the Bankruptcy Court, the investment banking firm of DeBellas & Co. to advise the Company during the Chapter 11 proceedings.

COMPANY SERVICES

Our Tandem division focuses on meeting our clients' flexible industrial staffing needs, targeting opportunities in a fragmented, growing market which we believe has been under-served by large full service staffing companies. Significant benefits of Tandem's services to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. Before the sale of our Synadyne division, we provided PEO services to small and medium sized businesses (those with less than 500 employees), which services were intended to provide cost savings arising from the economies of scale associated with this outsourcing of human resources administration. In connection with these human resources administration services, we assumed responsibility for compliance with many employment-related regulations and assisted our clients in understanding and complying with employment-related requirements which remained the responsibility of our clients.

         o PAYROLL ADMINISTRATION. We assume responsibility from Tandem service employees for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, and all federal, state, county and city payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements. Until the sale of our Synadyne division, we developed and administered customized payroll policies and procedures for each of our clients, which were fully integrated from the clients' offices to our central processing center.

AGGREGATION OF STATUTORY AND NON-STATUTORY EMPLOYEE BENEFITS. We provide workers' compensation and unemployment insurance to our service employees. Workers' compensation is a state-mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages, and other costs that result from work related injuries and illnesses, regardless of fault and without any co-payment by the employee. We monitor and review workers' compensation for loss control purposes. Unemployment insurance is an insurance tax imposed by both federal and state governments.

We are the employer of record with respect to flexible industrial staffing services and assume responsibility for most employment regulations, including compliance with workers' compensation and state unemployment laws. As part of our basic services in the flexible staffing market, we conduct a human resources needs analysis for clients and client employees. Based on the results of that review, we recommend basic and additional services that the client should implement.

We provide certain other services to our flexible industrial staffing clients on a fee-for-service basis. These services include screening, recruiting, training, workforce deployment, loss prevention and safety training, pre-employment testing and assessment, background searches, compensation program design, customized personnel management reports, job profiling, description, application, turnover tracking and analysis, drug testing policy administration, affirmative action plans, opinion surveys and follow-up analysis, exit interviews and follow-up analysis, and management development skills workshops.

OPERATIONS

TANDEM OPERATIONS

Tandem delivers its flexible industrial staffing services through a nationwide network of 83 company-owned and 44 franchise recruiting and dispatch sites. We aggregate our company-owned branches into 13 districts, which we combine into three geographic zones: East, Midwest and West. We staff our company-owned recruiting and dispatch branches with a branch manager, one or two service and recruiting coordinators, one or more staffing consultants and, in some cases, an office assistant. Some of the centers identified above as company-owned are "vendor on premises" locations, where we have a permanent administrative presence at a client's worksite. The number of people in each of the positions vary by the size of the recruiting and dispatch centers and the degree of penetration of their territory within the market.

We believe that Tandem's growth is due in part to its familiarity with the businesses of its clients. Tandem's sales consultants visit client job sites regularly to learn what skills the client's business requires. The branch managers conduct job site safety inspections to ensure that employees are appropriately skilled and equipped for the job. To ensure customer satisfaction, Tandem service coordinators play an active role in daily work assignments. Tandem personnel also familiarize themselves with the pool of industrial employees. Each employee is subject to a three-phase process that evaluates their skills, abilities and attitudes. This not only permits Tandem personnel to institute appropriate training programs and assign its workers, but also helps them retain desirable employees.

SYNADYNE OPERATIONS

Until we sold the operations of our Synadyne division in April 2000, we offered basic PEO services through Synadyne client service teams consisting of human resource professionals and payroll and benefits specialists located in each of the two Florida markets Synadyne serviced. In connection with the sale of Synadyne, we were obligated until July 31, 2000 to provide certain support services to the buyer, including accounting and information systems services. In September 2000, we extended this agreement to provide those services to the buyer on a fee-for-service basis through February 28, 2001, at which time the agreement was terminated.

FRANCHISE OPERATIONS

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

SALES AND MARKETING

We market our flexible industrial staffing services through two primary marketing channels, direct sales and franchising. We believe this dual-channel approach allows us to quickly access a pool of skilled employees, develop regional brand awareness and ultimately become a market leader.

         o DIRECT SALES FORCE. It is our strategy to employ the best sales force available, and all of our sales associates receive a competitive compensation package that includes commissions. All sales associates receive nine weeks of initial classroom and on-the-job training and attend additional training sessions on a regular basis. Specialists and sales managers conduct the additional training. Our direct sales force is subdivided into two categories:
            "hunters" who focus solely on new business and "farmers" who focus solely on servicing existing customers. In addition, our branch managers are actively involved in the sales process.

         o FRANCHISING. We offer franchising arrangements for our flexible industrial staffing business. Under these franchising agreements, we grant the franchisee the exclusive right to operate under the Tandem trade name within a select geographic market in return for a royalty on staffing services rendered. The franchisee assumes the marketing costs and, as a result, we believe franchising is a cost-effective method of building regional brand awareness in secondary and tertiary markets. As of May 31, 2001, there were 44 Tandem franchise locations.

CLIENTS

Our Tandem division has approximately 5,000 clients and provides services to approximately 3,000 of such clients each day. These clients represent a cross-section of the industrial sector, of which no single client represents more than 5% of our total revenues. Although more than 99% of Tandem's clients are local and regional companies, Tandem's client list does include some national companies, such as Sears, Michelin and Rooms To Go.

We attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry, but there can be no assurance that we will be able to maintain such diversity or decrease our exposure to such volatility. As part of this client selection strategy, we currently offer our services only to those businesses that operate in certain industries (such as manufacturing, including warehouse and distribution, packing plants, machine shops, automotive repair stores and recycling plants; construction, including general laborers, equipment operators, clean-up crews, painters and landscapers; and hospitality, including banquet and catering facilities, hotels and motels, and sports arenas and convention centers), and have ceased offering our services to businesses in industries that we believe present a higher risk of employee injury (such as roofing, excavation, chemical manufacturing and maritime activities). All prospective clients undergo a rigorous underwriting process to evaluate workers' compensation risk, creditworthiness, unemployment history and operating stability. Generally, flexible industrial staffing clients do not sign long-term contracts.

While we currently have company-owned staffing offices in 15 states, our operations in California accounted for approximately 22%, and our operations in Illinois (primarily the greater Chicago metropolitan area) collectively accounted for approximately 36% of our total Tandem division revenues in the fiscal year ended April 1, 2001 ("F2001"). Although many of our clients are concentrated geographically in California or Illinois, we are not dependent on any one customer in any of the markets we serve.

Approximately 11% and 43% of our revenues in F2001 were generated by clients in the construction and manufacturing industries, respectively. Our construction clients are serviced primarily in Florida and Colorado, while a significant portion of our manufacturing clients are serviced in Illinois and Michigan. The level of activity in the these markets depend on many factors which are not within our control, including interest rates, availability of financing, demographic trends and economic outlook.

COMPETITION

The flexible industrial staffing market is highly fragmented and characterized by many small providers in addition to several large public companies, with at least eight other public companies which focus primarily on the industrial staffing industry, including Labor Ready, Inc., Barrett Business Services, Inc., SOS Staffing, Inc. and Stratus Services Group, Inc. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated with fewer than five offices, many of the large public companies have significantly greater marketing, financial and other resources than we do. There are less than 20 of our competitors that are located in our market areas that concentrate primarily on industrial staffing. We believe that by focusing primarily on industrial staffing, we enjoy a competitive advantage over many of our competitors that attempt to provide a broader range of staffing services.

We believe that several factors contribute to obtaining and retaining clients in the industrial staffing market. These factors include an adequate number of well-located offices, an understanding of clients' specific job requirements, the ability to reliably provide the correct number of employees on time, the ability to monitor job performance, superior risk management programs and the ability to offer competitive prices. To attract qualified industrial candidates for flexible employment assignments, companies must offer competitive wages, positive work environments, flexibility of work schedules, an adequate number of available work hours and, in some cases, vacation and holiday pay. We believe we are reasonably competitive in these areas in the markets in which we compete, although there can be no assurance that we will maintain a competitive position in the future.

RISK MANAGEMENT PROGRAM -- WORKERS' COMPENSATION

We believe that careful client selection, on-site inspections, pro-active accident prevention programs, and aggressive control of claims will result in reduced workers' compensation costs. We seek to prevent workplace injuries by implementing a variety of training, safety, and post-injury monitoring to ensure that safety awareness is heightened at the sites to which we send our workers. Further, we insist that clients adhere to ongoing safety practices at the client worksites as a necessary condition to a continued business relationship.

Each month, our risk management team reviews workplace accidents for the relevant period to determine the appropriate reserves. Each quarter, we review all cases to reconcile the reserves, payments, and expected future costs for each case. We believe we have maintained adequate reserves for all of our workers' compensation claims. However, there can be no assurance that the reserves we maintain will, in fact, prove to be sufficient to cover our workers' compensation claims. In addition, we have selected Specialty Risk Services to act as our third-party claims administrator and Novaeon Care Management to provide us with medical case management services. Each vendor has established designated regional teams for the handling of our workers' compensation claims. We employ an in-house claims analyst who manages each regional team. All claims arising within a given region are reported to the claims analyst who verifies the employment of the claimant and assigns the claim to Specialty Risk Services or Novaeon for defense and/or processing. Together, a team consisting of the in-house analyst, the third-party administrator and the medical case manager aggressively follows each claim from its origin to its conclusion. Workers' compensation costs increased more than expected in the beginning of calendar year 2000 despite our employment of safety specialists because we did not have a zone safety manager in California for the last half of calendar year 1999, because some riskier job assignments such as curb-side trash pick-up were still being performed, and because risk management programs were not consistently implemented across all of our branch offices. During calendar year 2000, we addressed these factors by filling the open zone safety manager position in California, reducing or eliminating riskier job assignments, and by implementing more consistent training and monitoring programs for compliance with our risk management policies. Costs related to workers' compensation claims will continue to be a significant expense and it is possible that these costs will increase in the future.

INFORMATION TECHNOLOGY

We are committed to implementing cost effective technologies which facilitate operational efficiencies and further enhance our ability to increase our market share by improving customer satisfaction, loyalty, and retention. We have developed and continue to invest in information support systems at our company-owned and franchise locations, as well as at our corporate support center.

In November 1996, we entered into a series of major projects to upgrade our information systems infrastructure and replace or redevelop many of our inefficient software applications. The initial phase of the project was the installation of a company-wide database management system that now provides consistency across all applications and allows information to move between applications, allowing for consolidated reporting and analysis. At the field level, proprietary software systems support the day-to-day operational needs of our Tandem division. Each field office is connected to our central processor via a frame relay network. The deployment phase of the project was fully implemented by March 1998.

During the second phase of the project, completed in February 1997, we implemented an integrated financial management system for all accounting functions to streamline the central processing of billing and financial reporting.

The core software designs of our information systems continue to be enhanced to provide additional functionality which make information available on a more timely basis with substantially reduced cost. During 2000, we implemented several new technologies designed to improve customer portals into our network which include a business-to-business website that provides customers the ability to place and inquire upon orders as well as review billing and other transactional data. In 2001, we began testing a Virtual Private Network which will be employed in SOHO (Small Office/Home Office) applications. This facility provides us with the ability to improve our margin on specialized relationship accounts, including our vendor-on-premises relationships, by virtue of lower communication costs. We continue to exploit other technologies, such as interactive voice response, to increase and improve the customer self service features of our information systems.

During 2000 we implemented an enhanced disaster recovery strategy in order to minimize the risk to our information systems due to a natural disaster. This plan is inspected and tested periodically to insure its viability.

INDUSTRY REGULATION

OVERVIEW

As an employer, we are subject to federal, state and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including employees at client worksites. In addition, we had been subject to applicable licensing and other regulatory requirements and uncertainty in the application of numerous federal and state laws regarding labor, tax and employment matters relating to our PEO operations, which were discontinued as of April 8, 2000.

UNCERTAINTY AS TO THE EMPLOYER RELATIONSHIP

Although we sold our Synadyne operations, we continue to be subject to certain federal and state laws related to PEO services provided on or before April 8, 2000. Changes in those laws and possible retroactive application of those laws could affect us.

By entering into a co-employment relationship with PEO worksite employees through our Synadyne division, we assumed certain obligations and responsibilities of an employer under federal and state laws. Many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment, and outsourcing arrangements, and do not specifically address the obligations and responsibilities of PEOs. Whether certain laws apply to us depends in many cases upon whether we are deemed to be an "employer" for purposes of the law. The definition of "employer" under these laws is not uniform and, therefore, the application of these laws to our business is not always certain. In many cases, a person's status as an "employee" is determined by application of a common law test involving the examination of several factors to determine whether an employer/employee relationship exists. Uncertainty as to the application of certain laws governing "employer" relationships is particularly important to us in federal tax and employee benefit matters.

FEDERAL AND STATE EMPLOYMENT TAXES. We assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our employees, including, through April 8, 2000, some of our PEO worksite employees. To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold; however, the IRS has formed an examination division market segment specialization program for the purpose of examining selected PEOs throughout the United States. Upon examination, the IRS may determine that a PEO is not the employer of the worksite employees under the provisions of the Internal Revenue Code of 1986, as amended, applicable to federal employment taxes and, consequently, that the client companies are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. We believe that since we have paid all employment taxes and are no longer in the PEO business, any such ruling would not have a material effect on our financial position.

EMPLOYEE BENEFIT PLANS. We offered various benefit plans to our PEO worksite employees. These plans included a multiple-employer retirement plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended. In order to qualify for favorable tax treatment under the Code, the benefit plans must be established and maintained by an employer for the exclusive benefit of the employer's employees. An IRS examination may determine that we were not the employer of our PEO worksite employees under Internal Revenue Code provisions applicable to employee benefit plans. If the IRS were to conclude that we were not the employer of our PEO worksite employees for employee benefit plan purposes, those employees would not have qualified to make tax-favored contributions to our multiple-employer retirement plans or cafeteria plan. If such conclusion were applied retroactively, employees' vested account balances, before April 8, 2000, could become taxable immediately, we could lose our tax deduction to the extent the contributions were not vested, the plan trust could become a taxable trust and penalties could be assessed. In such a scenario, we could face the risk of potential litigation by some of our former PEO clients. As such, we believe that a retroactive application by the IRS of an unfavorable conclusion could have a material adverse effect on our financial position, results of operations and liquidity.

ERISA also governs employee pension and welfare benefit plans. The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of the employer designation in the context of a PEO arrangement has not been established. If we were found not to be an employer for ERISA purposes, our employee benefit plans would not be subject to ERISA. As a result of such finding, we and our employee benefit plans would not enjoy the preemption of state law provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common law.

WORKERS' COMPENSATION

Workers' compensation is a state mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are generally immune from any liability for benefits in excess of those provided by the relevant state statutes. In most states, the extensive benefits coverage for both medical costs and lost wages is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or, if permitted by the state, employer self insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

TRADEMARKS AND SERVICE MARKS

We currently use the following marks which we have registered with the United States Patent and Trademark Office: TANDEM and double oval design, OUTSOURCE INTERNATIONAL THE LEADER IN HUMAN RESOURCES and design and FIGURE OF A MAN IN BOX DESIGN. These marks all expire at various times but are renewable. In addition, we have registered the mark OUTSOURCE INTERNATIONAL - THE LEADER IN HUMAN RESOURCES in 26 states, which registrations expire at various times but are renewable. We own and have registered several other marks which we are not currently utilizing and which are not important to our operations.

We believe that all of our Tandem trademarks and service marks are important to our sales, marketing and financial operations.

CORPORATE EMPLOYEES

As of May 31, 2001, we had 468 corporate employees, 363 of whom were employed in our Tandem division and 105 were employed in shared support services such as finance, human resources, risk management and information systems. We sold our Synadyne division, effective April 8, 2000. This sale resulted in a reduction of 63 employees, who became employees of the buyer at the time of purchase. In addition, we contracted with the buyer of Synadyne to purchase PEO services for our administrative personnel, in the same manner that Synadyne provided such services prior to the sale. None of our employees are covered by collective bargaining agreements. We believe that our relationships with our employees are good.

STATUS OF REORGANIZATION AND BUSINESS OPERATIONS

On August 6, 1999, we announced the details of a restructuring plan. For details regarding the restructuring plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operation-General-Other Matters and -Restructuring." As of October 2000, our restructuring plan had been completed.

On June 11, 2001, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Since that date, we have been operating as debtor-in possession subject to the jurisdiction of the Bankruptcy Court.

On June 12, 2001 and June 15, 2001, the Bankruptcy Court issued orders approving
(i) maintenance of our existing cash management system; (ii) payment of all employee pre- and post-petition payroll obligations and performance based compensation and costs relating to employee benefits and programs; (iii) payment of insurance in the ordinary course of business for both pre and post-petition expenses; (iv) use of all company bank accounts, which were not required to be closed, for normal business operations; and (v) an extension of time to file schedules and related material required to be filed with the Bankruptcy Court. We are currently paying the post-petition claims of our trade vendors in the ordinary course of business pursuant to an order of the Bankruptcy Court.

A statutory creditors committee will be appointed in the Chapter 11 cases, and substantially all of our liabilities as of the date of the filing of the bankruptcy petition will be subject to settlement under a plan of reorganization. As of the date of the filing of this Form 10-K, we had not prepared or filed a plan of reorganization with the Bankruptcy Court.

During the pendency of our Chapter 11 proceedings, we expect to continue to concentrate our activities on becoming the leading provider of industrial staffing services in select geographic regions. To achieve this objective, our strategy is to:

         o focus on under-served industrial staffing markets which provide high growth opportunities;

         o geographically cluster offices to leverage economic efficiencies and maintain a stable employment base;

         o increase market penetration through a combination of internal growth, acquisitions, franchising and strategic alliances;

         o continue to maximize operating efficiencies through integrated technology and back office support; and

         o become the "Guardian Employer," whereby we will represent a critical mass of jobs within a defined geographic area enabling us to commit to permanent employment, over time, for our staffing employees.

RISK FACTORS

The risks we describe below are not the only ones that we face. Additional risks unknown at this time or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks.

DUE TO THE CHAPTER 11 BANKRUPTCY PROCEEDINGS, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A "GOING CONCERN."

On June 11, 2001, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Our ability to continue operations is dependent upon, among other things, confirmation of a plan of reorganization by the Bankruptcy Court, success of future operations after such confirmation and our ability to generate sufficient cash from operations and financing sources to meet our obligations during the Chapter 11 proceedings. Currently, no plan of reorganization has been confirmed under the Bankruptcy Code. There can be no assurances that any plan of reorganization will be approved by the Bankruptcy Court or that such a plan will allow us to operate profitably. Any plan of reorganization and other actions during the Chapter 11 proceedings could materially change our financial condition and/or outlook. If we are unable to obtain confirmation of a plan of reorganization, our creditors or equity security holders may seek other alternatives for our company, including accepting bids for our company or parts thereof through an auction process. Furthermore, the future availability or terms of financing cannot be determined in light of the Chapter 11 filings and there can be no assurance that the amounts generated from our operations will be sufficient to fund our operations until a proposed plan of reorganization is approved by the Bankruptcy Court. In addition, we may experience difficulty in attracting and maintaining customers, temporary workers and appropriate personnel as a result of the Chapter 11 proceedings.

We experienced a loss before extraordinary item of $1.3 million for F2001 and a net loss of $2.7 million and $30.9 million during transition quarter ended April 2, 2000 ("transition quarter 2000") and calendar year 1999, respectively. In addition, as of April 1, 2001, our current liabilities exceeded our current assets by $33.6 million. Numerous factors have affected our performance and financial condition to date, including, among others: (i) a decline in demand for temporary industrial workers caused by the recent downturn in the economy;
(ii) decline in demand for service employees by our existing manufacturing customers who have been impacted by recessionary pressures; and (iii) unfavorable competitive pressures directly attributable to the aforementioned items. There can be no assurance that the foregoing factors will not continue to have an adverse effect on our financial condition and results of operations in the future.

Due to our recent losses from operations, working capital deficiency and our Chapter 11 filing, the footnotes to the consolidated financial statements for F2001 filed as part of this Form 10-K include language indicating that there is substantial doubt about our ability to continue as a going concern.

THE OUTCOME OF OUR PENDING BANKRUPTCY COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO GENERATE CASH FROM OUR OPERATIONS.

We are currently in Chapter 11 bankruptcy. Pursuant to an order issued by the Bankruptcy Court, our primary source of working capital funds for payroll-related and workers' compensation expenditures is cash generated by operations. If this financing source is insufficient to meet our working capital needs, and we are unable to secure alternative, sufficient financing on acceptable terms, our Chapter 11 reorganization proceedings could be converted to a Chapter 7 liquidation proceeding.

YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUTSOURCE'S COMMON STOCK OR DEBT.

As of June 11, 2001, we had approximately $56.8 million of indebtedness. The Bankruptcy Code requires that all debts be paid in full before shareholders can receive any recovery in our reorganization. We cannot assure you that our reorganization will ultimately result in any significant value for our shareholders. In the event of our liquidation, we believe that our equity would have no value.

Furthermore, we cannot predict the value of any recovery to the holders of our debt. The holders of our unsecured debt will likely receive substantially less than the holders of our secured debt. All of our assets and the assets of all our subsidiaries are pledged to secure our indebtedness obligations to our senior lenders. Under applicable law, secured creditors will have a priority claim, and our unsecured creditors will recover only after the satisfaction of our secured debts.

WE HAVE DEFAULTED ON OUR LOAN AGREEMENTS AND ACQUISITION NOTES PAYABLE.

As a result of our Chapter 11 filing, we are in default on our loan agreements having a total outstanding principal balance of $50.1 (excluding a debt discount of $7.2 million as of June 11, 2001) and our subordinated acquisition notes payable having a total outstanding principal balance of $6.7 million, as of the date of the filing of our Chapter 11 bankruptcy petition.

THE RECENT RESTRUCTURING OF OUR BUSINESS MAY NOT IMPROVE OUR RESULTS OF OPERATIONS AND LIQUIDITY.

To improve our short-term liquidity, concentrate our operations within one core segment (the flexible industrial staffing division) and improve our operating performance within that segment, we announced the following actions:

         o we sold Office Ours, our clerical staffing division, effective August 30, 1999;

         o we sold Synadyne, our professional employer organization division, effective April 8, 2000; and

         o we reduced our flexible industrial staffing and support operations by reducing our employee workforce by 11% and by implementing the sale, franchise, closure or consolidation of 48 of our 117 branch offices, all of which have been sold, franchised, closed or consolidated as of April 1, 2001.

We cannot assure you that these actions will enable us to generate sufficient cash flow to meet our obligations on a timely basis or operate our business profitably. In connection with the restructuring, we incurred a restructuring charge of $11.2 million in 1999. Subsequent to December 31, 1999, we increased the charge by $2.2 million.

THE RECENT DOWNTURN IN THE ECONOMY HAS RESULTED IN BUSINESSES USING FEWER TEMPORARY EMPLOYEES, WHICH HAS ADVERSELY AFFECTED OUR BUSINESS.

As a result of the recent slowdown in economic activity, many companies have reduced their use of temporary employees and we have experienced more competitive pressure to lower the prices we charge our clients, both of which have had an adverse impact on our financial condition and results of operations. In addition, 43% of our revenues in F2001 were derived from the manufacturing sector, which is experiencing recessionary pressures. Any fluctuations and interruptions in the business of our clients caused by the recent economic downtown may also reduce demand for temporary employees and further affect our financial condition and results of operations.

WE WILL HAVE SIGNIFICANT AMORTIZATION CHARGES ASSOCIATED WITH COMPLETED ACQUISITIONS WHICH WILL REDUCE OUR EARNINGS IN THE FUTURE.

Our prior acquisitions of several industrial staffing businesses have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which include territory rights, customer lists, employee lists and covenants not to compete acquired in the acquisitions, were approximately $42.9 million at April 1, 2001, representing approximately 54% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from one to 15 years. Goodwill, which is the excess of cost over the fair value of net assets of businesses acquired, is amortized on a straight-line basis over periods ranging from 15 to 40 years. The combined weighted average amortization period of goodwill and other intangible assets is 24.1 years. If there is a material change in our business operations, the value of the intangible assets we have acquired could decrease significantly. On an ongoing basis, we make an evaluation based on undiscounted cash flows, whether events and circumstances indicate that the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. Over each of the next five fiscal years we will expense goodwill of approximately $2.9 million, $2.2 million, $2.1 million, $1.9 million and $1.8 million, respectively. Any amount of goodwill expensed over the next five years will reduce our earnings. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on our financial condition and results of operations.

Although we do not anticipate completing any acquisitions during the next twelve months; should we enter into any acquisition agreements in the future, the resulting amortization of goodwill and other intangible assets over the expected life of those assets would reduce our operating income accordingly.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS AND ANY CHANGE IN THESE REGULATIONS, OR THE POSSIBLE RETROACTIVE APPLICATION OF THESE REGULATIONS, COULD ADVERSELY AFFECT OUR BUSINESS.

As an employer, we are subject to all federal, state and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including our employees assigned to work at client company locations (sometimes referred to as "worksite employees"). PEO's become co-employers with their clients as to the clients' worksite employees, with employment-related liabilities contractually allocated between the PEOs and their clients. Although we sold our PEO operations, we may be subject to certain federal and state laws related to PEO services provided on or before April 8, 2000. Because many of these laws were enacted before the development of alternative employment arrangements, such as those provided by PEOs and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Interpretive issues concerning these relationships have arisen and remain unsettled. Uncertainties arising under the Internal Revenue Code of 1986, as amended, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. The unfavorable resolution of these unsettled issues could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, the Internal Revenue Service has formed an examination division to examine PEOs throughout the United States.

OUR EMPLOYEE RELATED COSTS ARE SIGNIFICANT AND WILL, IF INCREASED AND WE ARE UNABLE TO PASS THESE COSTS ON TO OUR CUSTOMERS, ADVERSELY AFFECT OUR PROFITABILITY.

We are required to pay a number of federal, state and local payroll taxes and related payroll costs, including unemployment taxes, workers' compensation insurance premiums and claims, Social Security, and Medicare, among others, for our employees. We also incur costs related to providing additional benefits to our employees, such as insurance premiums for health care. Health insurance premiums, unemployment taxes and workers' compensation insurance premiums and costs are significant to our operating results, and are determined, in part, by our claims experience. We attempt to increase fees charged to our customers to offset any increase in these costs, but we may be unable to do so. If the federal or state legislatures adopt laws specifying additional benefits for temporary workers, demand for our services may be adversely affected. In addition, workers' compensation expenses are based on our actual claims experiences in each state and our actual aggregate workers' compensation costs may exceed estimates.

OUR INFORMATION SYSTEMS ARE CRITICAL TO THE OPERATIONS OF OUR BUSINESS AND ANY FAILURE COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

Our business depends, in part, upon our ability to store, retrieve, process, and manage significant databases, and periodically to expand and upgrade our information processing capabilities. Our computer equipment and software systems are maintained at our Delray Beach, Florida headquarters and at our Sanford, Florida disaster recovery site. Our inability to maintain successfully our field operations software system or the interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunction of computer equipment and software systems, telecommunications failure, conversion difficulties, or damage to our headquarters and systems, could have a material adverse effect on our ability to operate our business.

WE MAY BE EXPOSED TO EMPLOYMENT RELATED CLAIMS AND COSTS THAT COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Temporary staffing companies, such as ours, employ people in the workplace of their customers. This creates a risk of potential litigation based on claims by customers of employee misconduct or negligence, claims by employees of discrimination or harassment, including claims relating to actions of our customers, claims related to the inadvertent employment of illegal aliens or unlicensed personnel, payment of workers' compensation claims and other similar claims. We may be held responsible for the actions at a job site of workers not under our direct control.

WE EXPERIENCE INTENSE COMPETITION IN OUR INDUSTRY, WHICH COULD LIMIT OUR ABILITY TO MAINTAIN OR INCREASE OUR MARKET SHARE OR PROFITABILITY.

The flexible industrial staffing market is highly fragmented and highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as smaller local and regional operations, compete with us in the flexible industrial staffing industry. In the industrial staffing sector, we compete with approximately twenty major competitors, of which Labor Ready, Inc. is the largest with reported 2000 revenues of $976.6 million. Based on our historical annual revenues of approximately $279.0 million, we believe we are one of the ten largest temporary labor companies that focuses primarily on the industrial staffing sector. Competition in the industrial staffing market is intense, and both competitors and customers create price pressure. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

IF WE ARE UNABLE TO RECRUIT AND RETAIN OUR KEY LOCAL OFFICE MANAGERS AND FIELD PERSONNEL, OUR RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED.

We rely heavily on the performance and productivity of our local office managers and field personnel who manage the operation of the recruiting and dispatch offices, including recruitment and daily dispatch of temporary workers, marketing and providing quality customer service. The loss of our key local managers and field personnel may jeopardize existing customer relationships with businesses that continue to use our staffing services based upon past relationships with these local managers and field personnel. The loss of our key local managers and field personnel could adversely affect our operations, including our ability to establish and maintain customer relationships. As a result of the Chapter 11 bankruptcy proceedings, our ability to retain key local managers and field personnel may be negatively impacted.

OUR BUSINESS WOULD SUFFER IF WE COULD NOT ATTRACT TEMPORARY WORKERS TO FILL THE JOBS WE OFFER.

We compete with other temporary personnel companies to meet our customer's needs. We must continually attract reliable temporary workers to fill positions and may from time to time experience shortages of available temporary workers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. We may face increased competitive pricing pressures during these periods of low unemployment rates. As a result of the Chapter 11 bankruptcy proceedings, our ability to attract reliable temporary workers may be negatively impacted.

DUE TO THE SEASONAL NATURE OF OUR BUSINESS, OPERATING INCOME AND CASH FLOW IN THE FIRST TWO CALENDAR QUARTERS OF THE YEAR IS LESS THAN OPERATING INCOME EARNED IN THE THIRD AND FOURTH QUARTERS OF THE YEAR.

Our results of operations reflect the seasonality of higher customer demand for industrial staffing services in the last two calendar quarters of the year, as compared to the first two quarters. Even though there is a seasonal reduction of industrial staffing revenues in the first calendar quarter of a year as compared to the fourth calendar quarter of the prior year, we do not reduce the related core personnel and other operating expenses proportionally because most of that infrastructure is needed to support anticipated increased revenues in subsequent quarters. As a result of these factors, we anticipate that we will earn a significant portion of our annual operating income in the third and fourth calendar quarters (the second and third quarters of our fiscal year), which historically exceeds the operating income earned during the first two calendar quarters of the year.

OUR GEOGRAPHIC MARKET CONCENTRATION AND CONCENTRATION OF CLIENTS IN THE CONSTRUCTION AND MANUFACTURING INDUSTRIES COULD ADVERSELY IMPACT OUR BUSINESS.

While we currently have company-owned staffing offices in 15 states, our operations in California accounted for approximately 22%, and our operations in Illinois (primarily the greater Chicago metropolitan area) collectively accounted for approximately 36%, of our total Tandem division revenues in F2001. As a result of the size of our base of customers and temporary service employees in California and Illinois, and the anticipated growth of operations in those areas, our profitability over the next several years is expected to be largely dependent on the economic and regulatory conditions in those regions.

In addition, approximately 11% of our revenues in F2001 were generated by clients in the construction industry, primarily from our Tandem offices in Florida and Colorado. The level of activity in the construction market depends on many factors which are not within our control, including interest rates, availability of financing, demographic trends and economic outlook. A reduction in the level of activity in the construction industry within our markets, especially Florida and Colorado, could have a material adverse effect on our profitability and growth prospects, unless we are able to replace such business with other opportunities in the industrial sector.

During F2001, 43% of our revenues were derived from the manufacturing sector, primarily in the states of Illinois and Michigan, which began to experience recessionary pressures in the third calendar quarter of 2000. Our future revenues will be directly impacted should the manufacturing sector not show significant signs of recovery during the next two fiscal quarters.

IF THE IRS DETERMINES THAT WE ARE NOT ENTITLED TO A TAX DEDUCTION RELATING TO OUR EMPLOYEE BENEFIT PLANS, WE COULD FACE PENALTIES FROM THE IRS AND POTENTIAL LITIGATION FROM OUR PRIOR CLIENTS.

The Internal Revenue Service (IRS) is conducting a market segment study of the PEO industry focusing on selected PEOs (not including us) to examine the relationship among PEOs, their clients, worksite employees and owners of clients. If the IRS concludes the PEOs are not "employers" of certain worksite employees for purposes of the Code, the tax qualified status of our 401(k) retirement plan as in effect before April 8, 2000 (we sold our PEO operations effective April 8, 2000) could be adversely affected and our cafeteria plan and other health and fringe benefit plans could lose their favorable tax status. If the loss of qualified tax status for our 401(k) retirement plan was applied retroactively, worksite employees' vested balances would become taxable immediately to them, distributions would not qualify for special tax treatment, we would lose our tax deduction for contributions which were not vested, the plan would become a taxable trust and penalties could be assessed.

In addition, if the cafeteria plan and the other health and fringe benefit plan are not considered to meet the requirements of the Code, worksite employees may recognize income with respect to those benefits and our former clients may become liable for failure to withhold income taxes and payroll taxes, failure to pay social security taxes and failure to report taxable income. In this event, we could face potential litigation from these clients which could have a material adverse effect on our financial position, results of operations, and liquidity. If the IRS concludes that PEOs are not employers of certain worksite employees for purposes of the Code, up to $10.6 million of worksite employee payroll for the three years ended December 31, 1999, could be subject to additional social security taxes, which we estimate to be approximately $1.4 million.

THE APPLICATION OF THE "PENNY STOCK RULES" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Since the trading price of our common stock is less than $5.00 per share and our common stock no longer trades on the Nasdaq National Market, our common stock comes within the definition of a "penny stock." The "penny stock rules" impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of our securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our securities and may affect your ability to resell our common stock.

A LIQUID PUBLIC MARKET FOR OUR COMMON STOCK DOES NOT EXIST, WHICH MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK.

Our common stock is traded on the OTC Bulletin Board. There may be very limited demand for our common stock.

OUR STOCK PRICE IS VOLATILE.

The market price of our common stock could be subject to significant fluctuations in response to our Chapter 11 proceedings, operating results, announcements of new services or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the employment services industry, or other developments and activities affecting us, our clients or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of our common stock into the market may also have a significant impact on the trading price of our common stock. Our stock price has fluctuated from a high of $25 in the first quarter of fiscal 1998 to a low of $0.10 in the first quarter of fiscal year 2002.

WE HAVE OPTIONS AND WARRANTS OUTSTANDING WHICH COULD CAUSE DILUTION OF OUR SHAREHOLDERS AND ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Sales of substantial amounts of common stock in the public market could have an adverse effect on prevailing market prices of our common stock. All of our shares of common stock other than shares held by our affiliates and former affiliates are freely tradable without restriction. As of April 1, 2001, we had outstanding warrants to purchase 1,974,687 shares, or 22.7%, of our common stock with exercise prices ranging from $.001 to $.01 and options to purchase 1,893,029 shares, or 21.8%, of our common stock with exercise prices ranging from $0.56 to $18.875. We have reserved additional shares for issuance under these warrants and options. If the holders exercise these stock options and warrants, it will dilute the percentage ownership interest of our current shareholders. In addition, we had non-qualified options to purchase 16,317 shares of our common stock with exercise prices ranging from $4.13 to $15.00.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report on Form 10-K and the documents that are incorporated by reference into this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Form 10-K and the documents incorporated into this Form 10-K by reference contain forward-looking statements regarding:

         o the effects and outcome of our voluntary Chapter 11 bankruptcy petition;

         o  our future prospects, including our business and growth strategies;

         o  the efficiency of our marketing channels;

         o  industry trends and competitive conditions;

         o  factors affecting our performance and financial condition;

         o  effective management of our workers compensation costs and reserve;

         o the likeliness of a retroactive application by the IRS of any unfavorable ruling on the issues relating to PEO worksite employees;

         o  our relationship with our employees;

         o  effectiveness of our information systems;

         o  the successful implementation of our restructuring plan;

         o  our quantitative and qualitative estimates as to market risk;

         o adequacy of cash from operations for our future liquidity and working capital needs;

         o  continuation of historical trends; and

         o other statements about our plans, objectives, expectation and intentions contained in this Form that are not historical facts.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements including, but are not limited to, the following:

         o uncertainties relating to our ongoing bankruptcy proceedings, including actions taken by our creditors or persons who oppose our plan of reorganization;

         o  successful confirmation of a plan of reorganization;

         o the availability and terms of additional capital to fund our continued operations;

         o  our lack of profitability;

         o our significant level of outstanding indebtedness and our ability to successfully restructure this indebtedness;

         o  seasonality of our business;

         o  results of our restructuring efforts;

         o continued slowdown in the economy, specifically the manufacturing sector;

         o  failure in our information technology;

         o our ability to successfully maintain commercial relationships with critical vendors and suppliers;

         o  our ability to retain major customers on profitable terms;

         o  inability to attract temporary zworkers; and

         o  increase in labor costs.

ITEM 2.  PROPERTIES

We currently lease 32,843 square feet of office space for our principal executive offices in an office building complex located in Delray Beach, Palm Beach County, Florida. The lease began on May 1, 2000, has a term of 64 months and requires a monthly rental payment of $59,843. We have subleased approximately 10,379 square feet of our office space to the buyer of our Synadyne division for up to 64 months. We own two small staffing office locations in Chicago, Illinois and Waukegan, Illinois and a residential condominium in Boca Raton, Florida. As of April 1, 2001, we also leased 80 facilities, primarily for Tandem office locations, with approximately 187,912 total square feet for an annual base rent of approximately $1.9 million.

We believe that our facilities are generally adequate for our needs and we do not anticipate difficulty in replacing these facilities or locating additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS

On June 11, 2001, Outsource International, Inc. filed voluntary petitions on behalf of itself and its operating subsidiaries under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (Case Nos. LA-01-28160-BB, LA-01-28173-BB, LA-01-28179-BB, LA-01-28185-BB, LA-01-28191-BB, LA-01-28197-BB and
LA-01-28201-BB). Pursuant to an order issued by the Bankruptcy Court, the Chapter 11 cases have been consolidated for procedural purposes only and are being administered jointly.

On April 30, 2001, Scott R. Francis, our former Chief Financial Officer, filed a claim in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida (Case No. 01-04508). The suit alleges breach of a contract for severance payments totaling approximately $590,000 and seeks unspecified damages.

Otherwise, we are only involved in routine litigation arising in the ordinary course of our business that we believe will not have a material adverse effect on our financial position or results of operation.

Under the Bankruptcy Code, certain claims against us in existence prior to the filing date, including the claim filed by our former executive officer, are stayed while we continue our operations as debtors-in-possession. Additional litigation may continue to arise subsequent to the filing date resulting from the rejection of executory contracts and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by our assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Although we intend to pursue our claims and defend ourselves vigorously in connection with any pending or future legal proceedings, we cannot predict the outcome of current and future matters due to the uncertainties inherent in litigation and bankruptcy proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended April 1, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Before August 10, 2000 our common stock was traded on the Nasdaq National Market under the symbol "OSIX." On August 10, 2000 our common stock was delisted from the Nasdaq National Market and began trading on the Over the Counter Bulletin Board Market (OTCBB) under the symbol "OSIX-OB." The table below sets forth, for the periods indicated, the high and low bid prices of our common stock as reported by the Nasdaq Stock Market for the fiscal quarters beginning in fiscal year 1999 through the first quarter of fiscal year 2001, and as reported by the OTCBB for the second, third and fourth quarters of fiscal year 2001:

                                                         HIGH        LOW
                                                         ----        ---

      FISCAL YEAR 1999

         First Quarter.............................    $   7.00   $   3.25
         Second Quarter............................        4.88       3.06
         Third Quarter.............................        3.81       0.63
         Fourth Quarter............................        2.06       0.50

      TRANSITION PERIOD ENDED APRIL 2, 2000........    $   3.63   $   1.25

      FISCAL YEAR 2001

         First Quarter.............................    $   2.00   $   0.78
         Second Quarter............................    $   1.50   $   0.63
         Third Quarter.............................    $   1.13   $   0.38
         Fourth Quarter............................    $   0.69   $   0.38

These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were approximately 135 holders of record of our common stock as of May 31, 2001. This number does not include the number of shareholders whose shares were held in "nominee" or "street name," which we believe to be approximately 1,150 as of that date.

We have never paid cash dividends on our common stock. We intend to retain earnings, if any, to finance future operations and expansion and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon our financial condition, capital requirements and earnings and restrictions on an entity operating under Chapter 11 of the Bankruptcy Code, as well as upon other factors that our board of directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the consolidated balance sheet data and consolidated statement of operations data set forth on the following pages as of and for each of the four years in the period ended December 31, 1999, the transition quarter 2000, and the fiscal year ended April 1, 2001 from our audited consolidated financial statements. The condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 are derived from unaudited financial statements, but in the opinion of management include all adjustments necessary, consisting only of normal and recurring accruals, to present fairly the results of operations in conformity with accounting principles generally accepted in the United States of America. We have derived the system operating data and other data from our books and records, and certain reclassifications have been made to the presentation of the results of operations for the quarter ended March 31, 1999 and for each of the years ended December 31, 1999, 1998, 1997 and 1996 to conform to current presentation.

We changed our fiscal year end from December 31 to the 52 or 53 week period ending on the Sunday closest to March 31. As referred to above, our transition period is January 1, 2000 through April 2, 2000. You should read the data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, and the other financial data included in this Form 10-K.

On June 11, 2001, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Although we are currently operating our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of our business as a going concern is contingent upon, among other things, resolution of matters related to the bankruptcy filing. The selected financial data below was derived from our consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the bankruptcy filing occurred after the fiscal year end, the selected financial data reflects the classification of all pre-petition debt that is now in default as a current liability.


                                                                        FISCAL YEAR
                                                                          ENDED                 YEAR ENDED DECEMBER 31,
                                                                      --------------  -----------------------------------------
                                                                      APR 1, 2001      1999        1998        1997        1996
                                                                      --------------   ----        ----        ----        ----
                                                                          (Dollars in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Net revenues                                                            $ 279,077   $ 594,047   $ 565,394   $ 447,579   $ 280,171
Cost of revenues                                                          221,247     513,266     481,734     382,074     242,102
                                                                        ---------   ---------   ---------   ---------   ---------
Gross Profit                                                               57,830      80,781      83,660      65,505      38,069
Shareholders' compensation                                                     --          --          --         292       2,321
Provision for doubtful accounts                                               994       5,505       1,572       1,506         556
Depreciation and amortization charges                                       5,533       7,134       6,756       4,179       1,592
Restructuring costs                                                         1,878      11,220          --          --          --
Asset impairment charges                                                       --       2,603          --          --          --
Other selling, general and administrative expenses                         46,487      72,950      63,364      49,119      28,117
                                                                        ---------   ---------   ---------   ---------   ---------
Operating income (loss)                                                     2,938     (18,631)     11,968      10,409       5,483
Net interest expense                                                        9,284       8,604       5,529       7,877       2,175
Other (income) expense (2)                                                   (564)       (479)        (53)      1,821       1,448
                                                                        ---------   ---------   ---------   ---------   ---------
(Loss) income before (benefit) provision for income taxes
   and extraordinary item (3)                                              (5,782)    (26,756)      6,492         711       1,860
(Benefit) provision for income taxes (4)                                   (4,501)      4,123       1,611         (69)         --
                                                                        ---------   ---------   ---------   ---------   ---------
Loss (income) before extraordinary item                                    (1,281)    (30,879)      4,881         780       1,860
Extraordinary item - gain on refinancing (2001), loss on the retirment
   of debt (1998), net of income tax (3)                                    8,456          --      (1,417)    (13,384)         --
                                                                        ---------   ---------   ---------   ---------   ---------
Net income (loss)                                                       $   7,175   $ (30,879)  $   3,464   $ (12,604)  $   1,860
                                                                        =========   =========   =========   =========   =========

UNAUDITED PRO FORMA DATA:
Income before provision for income taxes
   and extraordinary item (3)                                                                                     711       1,860
Provision for income taxes                                                                                        296         757
                                                                                                            ---------   ---------
Income before extraordinary item (3) (4)                                                                          415       1,103
Extraordinary item (3)                                                                                        (13,384)         --
                                                                                                            ---------   ---------
Net (loss) income                                                                                           $ (12,969)  $   1,103
                                                                                                            =========   =========
Weighted average basic common shares outstanding (5)                        8,684       8,658       8,604       6,055       5,785
                                                                        =========   =========   =========   =========   =========
Weighted average diluted common shares outstanding (5)                      8,684       8,658       9,919       7,320       5,844
                                                                        =========   =========   =========   =========   =========
Basic (loss) earnings per share before extraordinary item               $   (0.15)  $   (3.57)  $    0.57   $    0.07   $    0.19
                                                                        =========   =========   =========   =========   =========
Diluted (loss) earnings per share before extraordinary item             $   (0.15)  $   (3.57)  $    0.49   $    0.06   $    0.19
                                                                        =========   =========   =========   =========   =========
Basic earnings (loss) per share                                         $    0.83   $   (3.57)  $    0.40   $   (2.14)  $    0.19
                                                                        =========   =========   =========   =========   =========
Diluted earnings (earnings) per share                                   $    0.83   $   (3.57)  $    0.35   $   (1.77)  $    0.19
                                                                        =========   =========   =========   =========   =========
OTHER DATA (6):
EBITDA                                                                  $   9,067   $ (11,018)  $  18,777   $  12,767   $   5,628
                                                                        =========   =========   =========   =========   =========
SYSTEM OPERATING DATA:
System Revenues (7)                                                     $ 364,034   $ 654,589   $ 647,301   $ 555,802   $ 389,314
                                                                        =========   =========   =========   =========   =========
Number of employees (end of period)                                        15,000      35,000      36,000      32,000      23,000
Number of offices (end of period)                                             127         148         165         163         150





                                                                AS OF                         AS OF DECEMBER 31,
                                                               APRIL 1,       ----------------------------------------------
                                                                 2001         1999          1998          1997          1996
                                                                 ----         ----          ----          ----          ----
                                                                                    (Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficiency)                                  $ (33,558)    $ (42,043)    $  (8,699)    $  33,651     $ (3,172)
Total assets                                                     79,582       113,681       112,002       105,743       55,877
Revolving Credit Facility and line of credit (8)                  7,307        57,067        20,980        33,800        9,889
Long-term debt to related parties, with current maturities        1,204         1,195         1,286           100       11,275
Other long-term debt, with current maturities                    33,478         9,737        16,039        10,145       12,866
Other non-current liabilities                                        --            --         1,050            --           --
Total shareholders' equity                                       18,845        13,709        44,588        40,778        4,494



                                                              FISCAL YEAR
                                                                 ENDED                 YEAR ENDED DECEMBER 31,
                                                               APRIL 1,       ----------------------------------------------
                                                                 2001         1999          1998          1997          1996
                                                             -------------    ----          ----          ----          ----
                                                                                    (Dollars in thousands)
CONSOLIDATED STATEMENT OF CASH FLOWS DATA:
Cash flows (used in) provided by:
Operating activities (8)                                      $   6,847     $ (43,084)    $  50,761     $ (12,910)    $ (1,280)
Investing activities                                              3,945         9,049       (31,316)      (24,744)      (4,834)
Financing activities (8)                                        (11,017)       29,250       (15,629)       39,295        4,647
                                                              ---------     ---------     ---------     ---------     --------
Net increase (decrease) in cash                               $    (225)    $  (4,785)    $   3,816     $   1,641     $ (1,467)
                                                              =========     =========     =========     =========     ========




                                                             TRANSITION
                                                               QUARTER         QUARTER
                                                               ENDED            ENDED
                                                            APR 2, 2000     MAR 31, 1999
                                                            -----------     ------------

CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Net revenues                                                  $ 126,011     $ 134,114
Cost of revenues                                                109,157       114,864
                                                              ---------     ---------
Gross Profit                                                     16,854        19,250
(Reduction of) provision for doubtful accounts                     (472)          506
Depreciation and amortization charges                             1,461         1,807
Restructuring costs                                                 356            --
Other selling, general and administrative expenses               16,416        16,428
                                                              ---------     ---------
Operating income (loss)                                            (907)          509
Net interest expense                                              2,016         1,582
Other income                                                       (259)          (43)
                                                              ---------     ---------
Loss before benefit
   for income taxes                                              (2,664)       (1,030)
Benefit for income taxes                                             --          (449)
                                                              ---------     ---------
Net loss                                                      $  (2,664)    $    (581)
                                                              =========     =========
Weighted average basic common shares outstanding (5)              8,658         8,658
                                                              =========     =========
Weighted average diluted common shares outstanding (5)            8,658         8,658
                                                              =========     =========
Basic loss per share                                          $   (0.31)    $   (0.07)
                                                              =========     =========
Diluted loss per share                                        $   (0.31)    $   (0.07)
                                                              =========     =========
OTHER DATA (6):
EBITDA                                                        $     813     $   2,360
                                                              =========     =========
SYSTEM OPERATING DATA:
System Revenues (7)                                           $ 145,079     $ 147,396
                                                              =========     =========
Number of employees (end of period)                              26,000        33,000
                                                              =========     =========
Number of offices (end of period)                                   145           172



                                                             TRANSITION
                                                               QUARTER         QUARTER
                                                               ENDED            ENDED
                                                            APR 2, 2000     MAR 31, 1999
                                                            -----------     ------------

CONSOLIDATED BALANCE SHEET DATA:
Working capital deficiency                                    $ (44,269)    $  (9,913)
Total assets                                                    108,569       112,918
Revolving Credit Facility and line of credit (8)                 50,746        20,728
Long-term debt to related parties, with current maturities        1,195         1,300
Other long-term debt, with current maturities                     9,569        15,399
Other non-current liabilities                                        --           804
Total shareholders' equity                                       11,045        44,007



                                                             TRANSITION
                                                               QUARTER         QUARTER
                                                               ENDED            ENDED
                                                            APR 2, 2000     MAR 31, 1999
                                                            -----------     ------------

CONSOLIDATED STATEMENT OF CASH FLOWS DATA:
Cash flows (used in) provided by:
Operating activities (8)                                      $   6,480     $  (3,823)
Investing activities                                               (770)         (784)
Financing activities (8)                                         (4,880)          524
                                                              ---------     ---------
Net increase (decrease) in cash                               $     830     $  (4,083)
                                                              =========     =========

-------------
(1) On August 6, 1999, we announced actions to improve our short-term liquidity, concentrate our operations within one core segment (Tandem, our flexible staffing division) and improve our operating performance within that segment. These actions included (a) the sale of our clerical division, Office Ours, on August 30, 1999, (b) the sale of our professional employer division, Synadyne, on April 8, 2000, and (c) the elimination of 48 Tandem branch offices, all of which had been sold, franchised, closed, or consolidated as of October 2000. See "Restructuring" as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) In 1997, we issued warrants to purchase 1,360,304 shares of our common stock. The holders of the warrants had a put right, as a result of which we recorded a put warrants liability. Other (income) expense for the year ended December 31, 1997 includes non-operating expense of $1.8 million related to the adjustment of the initial put warrants liability recorded at the time of the issuance of the warrants on February 21, 1997 based on their fair value at that time, to the fair value of the warrants at the time of our initial public offering, when the put right terminated. At the time of our initial public offering, we reclassified the warrants, with an adjusted carrying value of $20.4 million, from debt to additional paid-in capital.

       Other expense (income) for the year ended December 31, 1996 includes $1.4 million of unusual charges, primarily professional fees related to a registration statement filed by us with the Securities and Exchange Commission that was subsequently withdrawn and costs of an internal investigation into certain of our transactions.

(3) We used the proceeds of our initial public offering in 1997 to repay the full balance of outstanding senior notes. As a result we recorded an extraordinary loss in 1997 of approximately $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the senior notes. As a result of the reduction of the income tax benefit included in the 1997 extraordinary loss and related to the release of certain put warrants in 1998, we recorded an extraordinary loss of approximately $1.4 million in 1998.

       During the fiscal year ended April 1, 2001 ("F2001") we recorded an extraordinary gain of $8.5 million ($13.8 million net of $5.3 million income tax) in connection with the refinancing of our borrowing facilities effective August 15, 2000.

(4) On February 21, 1997, a reorganization was consummated in which nine companies under common ownership and management became our wholly owned subsidiaries. Prior to this reorganization, each of the subsidiaries had elected to be taxed as a subchapter S corporation and, accordingly, was not subject to income taxes. Therefore, there is no provision for income taxes for periods prior to the reorganization. Pro forma income taxes and net income have been computed as if we had been fully subject to federal and applicable state income taxes for such periods. We recognized a one-time tax benefit of $429,000 as a result of the termination, at the time of the reorganization, of the subsidiaries' elections to be treated as S corporations. This benefit is reflected in our historical results of operations for the year ended December 31, 1997, but has been removed from the pro forma results presented for that period.

       In 1999, we recorded a deferred tax valuation allowance of $14.1 million because it was not clear that the tax benefits resulting from operating losses and other temporary benefits were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes". During F2001, the Company decreased the deferred tax valuation allowance by $1.9 million.

(5) Basic common shares outstanding includes (a) 5,448,788 shares of our common stock issued in connection with the reorganization, (b) for the periods prior to the reorganization, the equivalent number of shares of our common stock (336,430) represented by the shares of common stock of the subsidiaries purchased from certain shareholders for cash and notes in the reorganization, (c) for the periods after our initial public offering, the sale by us of 3,000,000 shares of our common stock, (d) for 1998, 209,125 shares representing the weighted average of 154,733 shares issued and warrants exercised during the year, and (e) for F2001, 29,575 shares issued representing the weighted average of 26,417 shares issued and warrants exercised during the year. Diluted shares outstanding include the above plus all outstanding options and warrants to purchase our common stock calculated using the treasury stock method.

(6) EBITDA is earnings (loss) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance, and we believe that EBITDA provides useful information regarding our ability to service our debt and other obligations. However, EBITDA does not represent cash flow from operations, nor has it been presented as a substitute to operating income or net income as indicators of our operating performance. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. In addition, our calculation of EBITDA may be different from the calculation used by our competitors, and therefore comparability may be affected.

(7) System revenues represent the sum of our net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding our penetration of the market for our services, as well as the scope and size of our operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to us, are derived from reports that are unaudited. System revenues for the periods presented consisted of the following:

                                     TRANSITION
                                      QUARTER       QUARTER      FISCAL YEAR
                                      ENDED         ENDED          ENDED                   YEAR ENDED DECEMBER 31,
                                   ------------- -------------   -----------  --------------------------------------------------
                                   APRIL 2, 2000  MAR 31, 1999   APR 1, 2001      1999            1998          1997         1996
                                   -------------  ------------   -----------      ----            ----          ----         ----
                                                                      (Dollars in thousands)
       Company's net revenues         $ 126,011     $ 134,114     $ 279,077     $ 594,047     $ 565,394     $ 447,579     $ 280,171
       Less Company revenues from:
         Franchise royalties               (763)       (1,973)       (2,657)       (7,109)       (7,352)       (6,997)       (5,671)
         Services to franchises             (11)       (4,024)         (179)      (18,009)      (25,199)      (34,642)      (35,079)
       Add: Franchise net revenues       19,842        19,279        87,793        85,660       114,458       149,862       149,893
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
       System revenues                $ 145,079     $ 147,396     $ 364,034     $ 654,589     $ 647,301     $ 555,802     $ 389,314
                                      =========     =========     =========     =========     =========     =========     =========

---------------

(8) As of December 31, 1998 our primary sources of funds for working capital and other needs were a $34.0 million revolving credit facility with a syndicate of lenders led by Fleet National Bank (formerly BankBoston, N.A.) and a $50.0 million accounts receivable securitization facility with a Fleet National Bank affiliate. Under the securitization facility, we received cash equivalent to the gross outstanding balance of the accounts receivable being sold, less reserves which were adjusted on a periodic basis based on collection experience and other defined factors. These sold accounts receivable less reserves were excluded from the reported assets and liabilities during the impacted periods. Effective October 1, 1999, we entered into various agreements with our lenders relating to (a) the replacement of our previously existing securitization facility with a $50.0 million credit facility based on and secured by our accounts receivable, and (b) the amendment of our revolving credit facility to reduce the maximum availability from $34.0 million to $25.5 million, including letters of credit of $5.0 million. Both facilities were subsequently modified and ultimately replaced on August 15, 2000. See "Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We offer our clients flexible industrial staffing services through our Tandem division, targeting opportunities in a fragmented, growing market which we believe has, to date, been underserved by large full service staffing companies. Significant benefits of Tandem's services to clients include providing clients with the ability to outsource their recruiting and hiring functions and other logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services.

To maximize our return on human and financial capital, we have placed a renewed emphasis on the following four key best practices:

       o  The ability to provide flexible staffing services and solutions

       o  The effective use of information technology

       o  A renewed focus on workers' compensation and safety issues

       o Successful recruitment and retention of both service and core employees

We have implemented the following changes which we believe have helped improve our operating performance over the past eighteen months:

       o  Recruited an experienced executive management team

       o  Reduced headcount and nonessential functions

       o  Closed, sold or franchised non-performing flexible staffing offices

       o  Sold our PEO and clerical operations

       o  Implemented overall price increases

       o  Right-sized our infrastructure to support our revenue base

       o  Recruited experienced sales force

REORGANIZATION

On June 11, 2001, Outsource International, Inc. and its operating subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Since that date, we have been operating as debtor-in possession subject to the jurisdiction of the Bankruptcy Court.

The purpose of the Chapter 11 filing was to allow us to restructure our debt, ensure that we have continued access to the liquidity necessary to fund our operations, protect our employees and preserve our going concern value. After working for the past 19 months to restructure our operations and deal with the burden of our debts and related interest payments, and after considering numerous strategic alternatives, we concluded that a voluntary Chapter 11 filing was the optimum solution for an improvement in our balance sheet and a restoration of our Company to long-term profitability.

On June 12, 2001 and June 15, 2001, the Bankruptcy Court issued orders approving: (i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of insurance in the ordinary course of business for both pre- and post-petition expenses; and (iii) use of all company bank accounts for normal business operations. We are currently paying the post-petition claims of our trade vendors in the ordinary course of business pursuant to an order of the Bankruptcy Court.

A statutory creditors committee will be appointed in the Chapter 11 case, and substantially all of our liabilities as of the date of the filing of the bankruptcy petition will be subject to settlement under a plan of reorganization. As of the date of the filing of this Form 10-K, we had not prepared or filed a plan of reorganization with the Bankruptcy Court.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings and related circumstances, including our debt service requirements, working capital deficiency and cumulative losses from operations, the realization of our assets and the liquidation of our liabilities is subject to significant uncertainty. During the Chapter 11 bankruptcy proceedings, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Our ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations and our ability to generate sufficient cash from operations and/or financing arrangements to meet our obligations.

We have filed schedules with the Bankruptcy Court setting forth our assets and liabilities as of the filing date as reflected in our accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities will be subject to a plan of reorganization, and accordingly, are not presently determinable.

DESCRIPTION OF SERVICES AND RECENT HISTORY OF THE COMPANY

Flexible industrial staffing services include recruiting, hiring, training and deploying temporary industrial personnel as well as payroll administration and risk management services. As of the date of this filing, Tandem delivers its flexible industrial staffing services through a nationwide network of 83 company-owned recruiting and dispatch branch offices and 44 franchised offices. We aggregate our company-owned branches into 13 geographic districts, which we combine into three geographic zones: East, Midwest and West. We franchise industrial staffing offices in secondary and tertiary markets in states that are not within our areas of market concentration. In return for royalty revenues, we provide our franchisees with, among other things, exclusive geographical areas of operations, continuing advisory and support services, and access to our confidential operating manuals. We currently, through our flexible staffing offices, provide services in the manufacturing, packaging, retail, trucking, telecommunications, recycling, construction and hospitality industries.

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

Our Tandem division generates significantly higher gross profit margins than our former Synadyne division. The higher staffing margins reflect compensation for recruiting, training and other services not required as part of many PEO relationships, where the employees have already been recruited by the client and are trained and in place at the beginning of the relationship with the client.

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

OTHER MATTERS

On August 6, 1999, we announced the following actions intended to improve our short-term liquidity, concentrate our operations within our Tandem division and improve our operating performance within that division:

       o the sale of Office Ours, our clerical staffing division, which was completed on August 30, 1999;

       o the engagement of an investment banking firm to assist in the evaluation of strategic options for our Synadyne division which ultimately resulted in the sale of the operations of Synadyne on April 8, 2000; and

       o a reduction of our flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices that existed as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees, approximately 11% of our workforce; and an additional reduction of 59 employees through the second fiscal quarter of 2001. As of October 31, 2000, 48 branch offices had been eliminated in connection with our restructuring plan. During the second fiscal quarter of F2001 ("Q2 2001"), one office was removed from the assets held for sale classification. We also identified two additional offices that would be closed as a result of our ongoing restructuring activities and recorded the related assets as held for disposition at that time. These offices were subsequently closed in October 2000, and when it became apparent to management that these offices would be abandoned, we recorded the write-down of the related assets as restructuring charges in the third fiscal quarter of F2001 ("Q3 2001"). The 48 offices sold, franchised, closed, or consolidated were not expected to be adequately profitable or were inconsistent with our operating strategy of clustering offices within specific geographic regions.

As a result of corporate headquarters workforce reductions and the disposition of our Synadyne division in connection with our restructuring, our corporate headquarters building was sold to an unaffiliated third party, effective December 29, 1999. The buyer agreed to lease the building back to us for four months, ending May 6, 2000. In February 2000, we leased a total of 32,843 square feet as our new corporate headquarters in an office building in Delray Beach, Florida. We moved into the new facility in May 2000.

On October 13, 1999, our board of directors approved a change in our fiscal year, effective January 1, 2000, from the calendar year ending December 31 to the 52 or 53 week period ending on the Sunday closest to March 31. Our transition period is January 1, 2000 through April 2, 2000.

Pursuant to the determination of our Board and an agreement with our senior lenders, on May 16, 2001 we retained the investment banking firm of Robert W. Baird & Co. to assist us in exploring various strategic alternatives. That engagement ended upon our Chapter 11 filing and on July 5, 2001 we retained, subject to approval by the Bankruptcy Court, the investment banking firm of DeBellas & Co. to advise the Company during the Chapter 11 proceedings.

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of net revenues of certain items in our consolidated statements of operations for the periods indicated. Certain reclassifications have been made to the presentation of the results of operations for the quarter ended March 31, 1999 and the years ended December 31, 1999 and 1998, respectively, to conform to current presentation. The dollar amounts are presented in thousands:


                                                       TRANSITION QUARTER      QUARTER      FISCAL YEAR   YEAR ENDED DECEMBER 31,
                                                             ENDED              ENDED          ENDED      ------------------------
                                                          APR 1, 2000       MAR 31, 1999    APR 1, 2001     1999          1998
                                                          -----------       ------------    -----------     ----          ----
             (Dollars in thousands)
Net revenues:
Tandem (1)                                                    $  80,383     $  73,096     $ 276,121     $ 339,116     $ 321,451
Synadyne (1)                                                     44,834        53,080            71       224,499       202,888
Franchising                                                         763         1,973         2,657         7,109         7,352
Other                                                                31         5,965           228        23,323        33,703
                                                              ---------     ---------     ---------     ---------     ---------
Total net revenues                                            $ 126,011     $ 134,114     $ 279,077     $ 594,047     $ 565,394
                                                              =========     =========     =========     =========     =========
Gross profit                                                  $  16,854     $  19,250     $  57,830     $  80,781     $  83,660
Selling, general and administrative expenses                     17,405        18,741        53,014        85,589        71,692
Restructuring and asset impairment charges (3)                      356            --         1,878        13,823            --
                                                              ---------     ---------     ---------     ---------     ---------
Operating income (loss)                                            (907)          509         2,938       (18,631)       11,968
Net interest and other expenses (3)                               1,757         1,539         8,720         8,125         5,476
                                                              ---------     ---------     ---------     ---------     ---------
(Loss) income before provision for
   income taxes and extraordinary item                           (2,664)       (1,030)       (5,782)      (26,756)        6,492
(Benefit) provision for income taxes                                 --          (449)       (4,501)        4,123         1,611
                                                              ---------     ---------     ---------     ---------     ---------
(Loss) income before extraordinary item(3)                       (2,664)         (581)       (1,281)      (30,879)        4,881

Extraordinary item - gain on refinancing (2001), (loss) on
   the retirement of debt (1998), net of income tax (2)              --            --         8,456            --        (1,417)
                                                              ---------     ---------     ---------     ---------     ---------
Net (loss) income                                             $  (2,664)    $    (581)    $   7,175     $ (30,879)    $   3,464
                                                              =========     =========     =========     =========     =========
Other Data (4)
EBITDA                                                        $     813     $   2,360     $   9,067     $ (11,018)    $  18,777
                                                              =========     =========     =========     =========     =========
System Operating Data:
System revenues (5)                                           $ 145,079     $ 147,396     $ 364,034     $ 654,589     $ 647,301
                                                              =========     =========     =========     =========     =========
System employees (number at end of period)                       26,000        33,000        15,000        35,000        36,000
System offices (number at end of period)                            145           172           127           148           165



                                                        TRANSITION QUARTER     QUARTER      FISCAL YEAR   YEAR ENDED DECEMBER 31,
                                                              ENDED              ENDED          ENDED     -----------------------
                                                           APR 1, 2000        MAR 31, 1999    APR 1, 2001   1999          1998
                                                           -----------        ------------    -----------   ----          ----
Net revenues:
Tandem (1)                                                       63.8%            54.5%        98.9%        57.1%       56.9 %
Synadyne (1)                                                     35.6             39.6          0.0         37.8         35.9
Franchising                                                       0.6              1.5          1.0          1.2          1.3
Other                                                             0.0              4.4          0.1          3.9          6.0
                                                                 ----             ----         ----         ----        -----
Total net revenues                                              100.0%           100.0%       100.0%       100.0%       100.0%

Gross profit                                                     13.4%            14.4%        20.7%        13.6%        14.8%
Selling, general and administrative expenses                     13.8             14.0         19.0         14.4         12.7
Restructuring and asset impairment charges (3)                    0.3               --          0.7          2.3           --
                                                                 ----             ----         ----         ----        -----
Operating income (loss)                                          (0.7)             0.4          1.1         (3.1)         2.1
Net interest and other expenses (3)                               1.4              1.1          3.1          1.4          1.0
                                                                 ----             ----         ----         ----        -----

(Loss) income before provision for
   income taxes and extraordinary item                           (2.1)            (0.8)        (2.1)        (4.5)         1.1
(Benefit) provision for income taxes                               --             (0.3)        (1.6)         0.7          0.2
                                                                 ----             ----         ----         ----        -----

Income (loss) before extraordinary item (3)                      (2.1)            (0.4)        (0.5)        (5.2)         0.9

Extraordinary item - gain on refinancing (2001), (loss) on
   the retirement of debt (1998), net of income tax (2)            --               --          3.0           --         (0.3)
                                                                 ----             ----         ----         ----        -----
Net (loss) income                                                (2.1)%           (0.4)%        2.6%        (5.2)%        0.6%
                                                                 ====             ====         ====         ====        =====

----------------------

(1) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our reportable operating segments under SFAS No. 131 include the Tandem segment and the Synadyne segment. We sold our Synadyne operations effective April 8, 2000.

(2) In 1997, we recorded non-operating expense of approximately $1.8 million related to a valuation adjustment on certain put warrants issued in 1997 and incurred an extraordinary loss (net of income tax benefit) of approximately $13.4 million. In 1998, as a result of the reduction of the income tax benefit included in the 1997 extraordinary loss and relating to the release of certain put warrants in 1998, we recorded an extraordinary loss of approximately $1.4 million. During F2001, we recorded an extraordinary gain on refinancing of $8.5 million net of income tax.

(3) In 1999, we recorded restructuring charges of $11.2 million, as well as a non-operating gain of $0.5 million from the sale of our clerical division. In 1999, we recognized (a) an operating expense of $2.6 million for the write-down of impaired goodwill and other long-lived assets, (b) a $2.7 million loss, recorded as bad debt expense, arising from sale to third parties of certain accounts receivable primarily more than 180 days past due, (c) a deferred tax valuation allowance of $14.1 million in the fourth quarter of 1999, and (d) an interest expense of $1.4 million arising from accelerated amortization of loan fees and a gain of $0.3 million on the sale of an interest rate hedge arising from the modification of our revolving credit facility and the termination of our securitization facility. During F2001 we recorded an increase to our restructuring reserve of $1.8 million, a non-operating gain of $0.7 million from the sale of our PEO division, and a $1.9 million decrease to our deferred tax asset valuation allowance. We also recorded an extraordinary gain of $8.5 million ($13.8 million, net of income tax of $5.3 million) in connection with the refinancing of our senior facilities on August 15, 2000.

     During transition quarter 2000, we recorded an increase of $0.4 million to our restructuring reserve and a non-operating gain of $0.2 million on the sale of certain industrial staffing offices.

(4) EBITDA is earnings (loss) before the effect of interest income and expense, income tax benefit and expense, depreciation expense and amortization expense. EBITDA is a widely accepted financial indicator used by many investors and analysts to analyze and compare companies on the basis of operating performance, and we believe that EBITDA provides useful information regarding our ability to service our debt and other obligations. However, EBITDA does not represent cash flow from operations, nor has it been presented as a substitute to operating income or net income as indicators of our operating performance. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. In addition, our calculation of EBITDA may be different from the calculation used by our competitors, and therefore comparability may be affected.

(5) System revenues are the sum of our net revenues (excluding revenues from franchise royalties and services performed for the franchisees) and the net revenues of the franchisees. System revenues provide information regarding our penetration of the market for our services, as well as the scope and size of our operations, but are not an alternative to revenues determined in accordance with generally accepted accounting principles as an indicator of operating performance. The net revenues of franchisees, which are not earned by or available to us, are derived from reports that are unaudited. System revenues consist of the following for the periods presented:


                               TRANSITION                           FISCAL
                                 QUARTER           QUARTER           YEAR
                                   ENDED             ENDED           ENDED              DECEMBER 31,
                                -----------      ------------    -----------       --------------------
(Dollars in thousands)          APR 2, 2000      MAR 31, 1999    APR 1, 2001       1999            1998
                                -----------      ------------    -----------       ----            ----
Company's net revenues           $ 126,011       $ 134,114       $ 279,077       $ 594,047       $ 565,394
Less Company revenues from:
  Franchise royalties                 (763)         (1,973)         (2,657)         (7,109)         (7,352)
  Services to franchises               (11)         (4,024)           (179)        (18,009)        (25,199)
Add: Franchise net revenues         19,842          19,279          87,793          85,660         114,458
                                 ---------       ---------       ---------       ---------       ---------
System revenues                  $ 145,079       $ 147,396       $ 364,034       $ 654,589       $ 647,301
                                 =========       =========       =========       =========       =========


FISCAL YEAR ENDED APRIL 2, 2001 AS COMPARED TO THE CALENDAR YEAR ENDED DECEMBER 31, 1999

NET REVENUES AND GROSS MARGIN: Revenues were $279.1 million for F2001, a decrease of $315.0 million, or 53.0%, from $594.1 million for the calendar year ended December 31, 1999 ("1999"). This decrease in revenues resulted primarily from our restructuring and turnaround efforts over the last eighteen months to focus on industrial staffing and to improve profitability. The restructuring included the disposition of Synadyne (our former professional employer organization, or PEO), Office Ours (our former clerical division) and certain under-performing Tandem industrial staffing offices, plus the termination of PEO services to certain of our franchisees.

Our gross profit decreased by 28.4%, to $57.8 million in F2001, from $80.8 million during 1999 due primarily to sold or terminated operations. Meanwhile, gross profit as a percentage of net revenues increased from 13.6% to 20.7% as the result of (i) the sale of our Synadyne division effective April 8, 2000,
(ii) the favorable impact on gross profit margin percent of sold, franchised and closed offices, (iii) price increases implemented over the last five quarters in our Tandem division, and (iv) efficiencies gained as the result of initiatives instituted in F2001 aimed at reducing variable costs. These improvements were partially offset by the effect of the sale of our clerical staffing division in August 1999 and the decrease in royalties derived from franchise buyout payments. Synadyne, while generating 37.8% of our revenues in 1999, produced a gross margin of only 3.1% of revenue, or 8.8% of our consolidated gross profit margin. Office Ours, our clerical division sold in August 1999, produced a gross margin of 26.5%, or 1.7% of our consolidated gross profit margin.

TANDEM OPERATIONS

Net revenues from our Tandem division decreased from $339.1 million during 1999 to $276.1 million during F2001 primarily because of our restructuring and the resulting reduction of 48 offices through October 2000. On a same store basis, Tandem revenues decreased by $22.7 million, primarily due to the cancellation or decline in revenues of certain of our large customers and the lack of the ramp-up in revenues traditionally experienced by the staffing industry during the third and fourth calendar quarters. The lack of a sales ramp-up was most evident within our manufacturing and distribution customers. Partially offsetting the revenue loss from these customers was revenue growth from new and existing customers in the construction and retail industries. We expect that recessionary economic pressures will continue to have an impact on revenues throughout the remainder of calendar 2001.

Gross profit for our Tandem division declined to $55.0 million in F2001 from $65.1 million in 1999 primarily due to the offices sold, franchised, or consolidated through October 31, 2000, which generated gross margin of $9.3 million in 1999 compared to $1.5 million prior to their disposition in F2001. While gross profit dollars declined, Tandem's gross profit margin percent improved from 19.2% last year to 19.9% this year. This increase in gross margin percent is due to pricing increases and improved efficiencies instituted at the branch level, partially offset by higher workers' compensation costs, a portion of which are fixed and in F2001 are spread over a lower revenue base.

On a same store basis, Tandem's gross margin decreased by $2.4 million from $55.8 million in 1999 to $53.4 million in F2001 despite the $22.7 million decrease in same store revenues during the same period, while gross margin, as a percent of revenue, increased from 19.4% to 20.2%. As previously discussed, this improvement in gross margin percent is primarily due to the price increases and operating efficiencies gained over the last five quarters, partially offset by the higher workers' compensation costs.

Tandem's margins are affected by unemployment, competition for workers, the size of our customers, workers' compensation costs, payroll tax rates, transportation costs and pricing. We were able to mitigate the effect of low unemployment and competition for workers by increasing our margins in F2001 as compared to last year. In addition, beginning in Q1 2001 and continuing throughout the end of the fiscal year, Tandem began to reduce the impact of large, low-margin customers which typically produce raw margin results (revenues less direct payroll costs) several hundred basis points below Tandem's average gross margin percent. Although Tandem's 100 largest customers made up 45.0% of our revenues in F2001 compared to 39.8% during 1999, the average price charged per labor hour has increased at a significantly greater rate than that of the average cost per labor hour.

Workers' compensation costs increased as a percent of trade payroll expense in F2001 as compared to 1999 due to (i) the portion of workers' compensation costs which are fixed and in F2001 are spread over a reduced revenue base, (ii) greater than anticipated expenses for claims still open from 1999, and (iii) higher average cost per claim in early 2000 as compared to 1999. Claims costs in early 2000 increased because (i) one zone safety manager position remained unfilled in the West for the last half of 1999, (ii) certain riskier job assignments such as curb-side trash pick-up were still being performed, and
(iii) risk management programs were not consistently implemented across all of our branch offices. In particular, acquired branches in California and Colorado did not immediately change their existing risk management practices and continued to service job assignments which were excluded by our risk management program, and not all branches were performing the on-site client reviews in accordance with our stated policy.

In F2001, we launched initiatives to exclude riskier job assignments and step up our on-site client inspections to reduce the frequency and average cost of workers' compensation claims. In addition, we filled the zone safety manager position in the West. As a result of implementing our risk management initiatives, the incident rate per 100 employees declined significantly during the last three quarters of calendar 2000, while the severity of claims began to lessen during the third quarter of the year. We believe that the risk management initiatives discussed above will continue to contribute to a lower frequency of claims in future periods; however, there can be no assurance that such improvements will result in reduced costs.

FRANCHISE OPERATIONS

Franchise royalty revenues from our franchising operations decreased from $7.1 million in 1999 to $2.7 million for F2001, primarily due to a $4.8 million decrease in revenues from buyout payments received in connection with the early termination of certain franchises. We allowed the early termination of franchise agreements for 38 locations in 1998 and 1999 to enable us to develop the related territories. When we agree to terminate a franchise agreement, we receive an initial buyout payment from the former franchisee. We continue to receive payments from some former franchisees based on a percentage of the gross revenues of the formerly franchised locations for up to three years after the termination date of the franchise agreement. As of April 1, 2001 only one former franchisee remains obligated to make payments under such an agreement. Although these gross revenues are not included in our net franchisee or system revenue totals, the initial buyout payment, as well as subsequent payments from the former franchisees, are reflected in our total reported royalties.

We receive royalties from our franchisees and do not incur the expense for payroll and payroll-related taxes. Accordingly, gross profit equals royalty revenues.

Net revenues earned by Tandem franchisees, which are included in our system revenues, but are not available to us, increased slightly from $85.7 million in 1999 to $87.8 million in F2001. As of April 1, 2001 we had 46 franchised locations compared to 44 on May 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $32.6 million, or 38.1%, to $53.0 million in F2001 from $85.6 million in 1999, primarily as a result of the restructuring described above and reduced bad debt expenses. Compensation costs decreased $17.8 million due to a reduction of 506 employees, and we experienced a $4.4 million reduction in our bad debt provision in F2001 as compared to 1999. In the third quarter of F1999 ("Q3 1999"), we recorded a $2.7 million bad debt provision related specifically to $4.3 million of receivables which were sold to a third party during the fourth quarter of 1999 ("Q4 1999"). Depreciation and amortization decreased by $1.6 million, due to the disposition of the assets sold in connection with our restructuring plan, and the $2.6 million impairment of goodwill during 1999. Other selling, general and administrative costs, including telecommunications, professional fees, recruiting, and licensing costs, decreased by an aggregate of $8.8 million.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During F2001, we recorded restructuring charges of $1.9 million. As part of the restructuring charges, we have (i) reduced the carrying value of certain assets held for disposition by $0.6 million as the ultimate sales prices of these assets were determined, (ii) recorded $0.5 million in lease terminations and other restructuring charges and
(iii) incurred $0.8 million in professional fees. During 1999, when we announced our restructuring plan, we recorded restructuring costs of $11.2 million and asset impairment charges of $2.6 million. As part of the 1999 restructuring charges we (i) wrote down the carrying value of certain assets held for sale by $5.4 million to their then estimated net realizable value, (ii) recorded accrued severance costs of $4.0 million, (iii) incurred professional fees of $1.2 million, and (iv) wrote down the carrying value of certain leasehold improvements and other lease obligations by $0.5 million.

NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased from $8.1 million in 1999 to $8.7 million in F2001. This increase in interest expense was due to (i) the amortization of the debt discount associated with our current financing arrangements (see "Liquidity and Capital Resources"), and (ii) the increase in interest charged on the outstanding balances under our borrowing facilities, exclusive of the amortization of the debt discount, from 8.7% in 1999 to 13.2% in F2001. These were offset by (i) a decrease in the average amount outstanding under our borrowing facilities used to fund payroll for our service employees, and (ii) a decrease in the amortization of loan fees in F2001 as compared to 1999. As part of the modification of the terms of our borrowing facilities on October 1, 1999, we had accelerated the recognition of $1.0 million of previously unamortized fees.

We also recognized a gain on the sale of our former PEO operations of $0.7 million in F2001 compared to a gain on the sale of our clerical division in 1999 of $0.5 million.

INCOME TAXES. During the twenty six weeks ended October 1, 2000, we reduced the deferred tax asset valuation allowance by a net reduction of $8.3 million, which was expected to be realized through utilization of net operating loss carryforwards, relating to the extinguishment gain that was recorded in Q2 2001 as well as taxable income from future operations. During the third and fourth fiscal quarters of 2001, we increased the deferred tax valuation allowance by $6.4 million, due to our loss before income taxes during the fourth quarter and revised estimates of taxable income from future operations based on actual results through the end of the fiscal year.

A valuation allowance of $14.1 million was established in Q4 1999 and was increased by the tax benefits during the transaction quarter 2000 to $14.9 million, prior to the recovery of $8.3 million during the first two quarters of F2001. The valuation allowance was established because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS No. 109, "Accounting for Income Taxes".

LOSS BEFORE EXTRAORDINARY ITEM. Loss before extraordinary item for F2001 was $1.3 million, as compared to a net loss of $30.9 million in 1999. As discussed above, the change in net loss is primarily due to decreased selling, general and administrative costs, reduced restructuring and asset impairment charges, and the recovery of the deferred tax asset valuation allowance, partially offset by reduced gross profit and increased interest costs.

EBITDA. EBITDA for F2001 was $9.1 million, as compared to a negative $11.0 million in 1999. EBITDA increased by $20.1 million primarily due to (i) improved gross margin from our PEO division, (ii) a $31.0 million decrease in selling, general and administrative costs before depreciation and amortization comprised of a reduction of compensation costs of $17.8 million and a reduction of our bad debt provision of $4.4 million, (iii) a $9.3 million reduction in restructuring costs, and (iv) the absence of asset impairment charges in F2001, as compared to $2.6 million during 1999. These items were primarily offset by a $23.0 million decrease in our gross profit margin.

THIRTEEN-WEEK TRANSITION PERIOD ENDED APRIL 2, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

NET REVENUES AND GROSS MARGIN: Net revenues decreased $8.1 million, or 6.0%, from $134.1 million in the three months ended March 31, 1999 ("Q1 1999") to $126.0 million in transition quarter 2000. This decrease resulted primarily from
(i) the sale of our former clerical division effective August 30, 1999 which generated revenues of $1.9 in Q1 1999, (ii) the termination of PEO services offered to Tandem franchises as of December 31, 1999 which generated revenues of $2.7 million in Q1 1999, and (iii) an $8.2 million decrease in Synadyne revenues from Q1 1999 to transition quarter 2000, partially offset by a $7.3 million increase in Tandem revenues during the same period.

Gross profit (margin) decreased $2.4 million, from $19.3 million in Q1 1999, to $16.9 million in transition quarter 2000. Gross profit as a percentage of net revenues decreased to 13.4% in transition quarter 2000 from 14.4% in Q1 1999. This decrease in gross margin percent was primarily due to the sale of our clerical division and royalties comprising a lower percentage of our gross margin dollars in transition quarter 2000 (4.5%) than in Q1 1999 (10.2%).

TANDEM OPERATIONS

Net revenues from our Tandem division increased $7.3 million, to $80.4 million for transition quarter 2000 from $73.1 million for Q1 1999, or an annualized growth rate of 10.0%. The increase in Tandem revenues was primarily due to new customers and growth with existing customers in certain geographic markets that recorded double-digit growth, although we also experienced lower growth or declining revenues in other geographic markets due to the loss or cancellation by us of some large customers. Despite the sale, franchise, closure or consolidation of 28 Tandem offices through April 2, 2000, Tandem was able to contract with twenty-five new large clients subsequent to Q1 1999 that generated significant revenues in transition quarter 2000. Excluding offices sold, franchised, closed or consolidated during 1999, Tandem revenue growth was 15.6%.

Gross profit for our Tandem division decreased $0.1 million, to $14.9 million for transition quarter 2000 from $15.0 million for Q1 1999. Tandem's gross profit margin percent decreased to 18.5% of revenue in transition quarter 2000 from 20.5% in Q1 1999, primarily due to the impact of the increased wages necessary to recruit staffing employees in periods of historically low unemployment and a greater proportion of larger, longer-term service agreements which have higher per hour billing and pay rates but lower gross profit margin. Gross profit margin percent also decreased because of higher workers' compensation costs that were due to claim rates in transition quarter 2000 and greater than anticipated expenses for claims still open from 1999.

SYNADYNE OPERATIONS

Net revenues from our Synadyne division decreased $8.2 million, to $44.8 million for transition quarter 2000 from $53.1 million for Q1 1999. This decrease was due primarily to the loss of Synadyne's three largest non-insurance customers because of a lower pricing structure obtained from a competitor and the loss of other customers who chose other PEO service providers when we announced that we intended to sell our Synadyne division. Synadyne revenues represented a decreasing share of our total net revenues, to 35.6% for transition quarter 2000 from 39.6% for Q1 1999.

Gross profit from our former Synadyne division decreased $0.4 million, to $1.2 million for transition quarter 2000 from $1.6 million for Q1 1999, primarily due to decreased revenues as discussed above. Gross profit margin as a percent of revenues was 2.6% in transition quarter 2000 compared to 3.1% in Q1 1999, primarily due to increased payroll tax costs which resulted from relative increases in volume in states with higher tax rates.

FRANCHISE OPERATIONS

Franchise royalty revenues and gross profit from our franchising operations decreased from $2.0 million in Q1 1999 to $0.8 million for transition quarter 2000. Royalties from our franchising operations represented a decreasing share of our total net revenues from 1.5% for Q1 1999 to 0.6% in transition quarter 2000, primarily due to a $1.0 million decrease in revenues from buyout payments received in connection with the early termination of certain franchises. We allowed the early termination of franchise agreements for 38 locations in 1998 and 1999 to enable us to develop the related territories.

Net revenues earned by Tandem franchisees, which were included in our system revenues, but were not available to us, increased from $19.3 million in Q1 1999 to $19.8 million in transition quarter 2000, due to strong growth from continuing franchises, which offset the loss of revenues from franchises no longer in the system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.3 million, or 7.0%, to $17.4 million in transition quarter 2000 from $18.7 million in Q1 1999. This decrease was primarily the result of a $0.9 million decrease in compensation costs, of which $1.5 million is due to reduced employee headcount as discussed below, offset by a $0.8 million increase in variable pay compensation. We also recorded $0.5 million in credits to our bad debt provision in transition quarter 2000 due to improved collections, as compared to charges to our bad debt provision in Q1 1999 of $0.5 million. As a percentage of net revenues, our selling, general and administrative expenses decreased to 13.8% in transition quarter 2000 from 14.0% in Q1 1999.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During transition quarter 2000, we recorded restructuring charges of $0.4 million. As part of the restructuring charges, we (i) adjusted the carrying value of assets held for disposition by approximately $67,000 to reflect the estimated fair value of those assets, (ii) reduced accrued severance costs by approximately $0.2 million to reflect decreased payments required to be paid to certain severed employees, and (iii) incurred $0.5 million in professional consulting fees.

NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased by $0.3 million, to $1.8 million in transition quarter 2000 from $1.5 million in Q1 1999. This increase was primarily due to a $0.4 million increase in interest expense arising from higher interest rates paid for our borrowing facilities in transition quarter 2000 as compared to Q1 1999 offset by a $0.2 million gain on the sale of one of our Tandem branch offices.

INCOME TAXES. The provision for income taxes in transition quarter 2000 consisted of potential tax benefits of $0.9 million resulting from losses incurred in that period offset by a deferred tax asset valuation allowance of $0.9 million. The valuation allowance was established in 1999 and increased by the tax benefits in transition quarter 2000 because it was not clear that the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS 109.

NET (LOSS) INCOME. The net loss in transition quarter 2000 was $2.7 million, as compared to a net loss in Q1 1999 of $0.6 million. As discussed above, the change in the net loss is primarily due to (i) decreased gross profit margin,
(ii) increased interest costs, (iii) restructuring costs, and (iv) recognition of the deferred tax valuation allowance of $0.9 million in transition quarter 2000, as compared to an income tax benefit recorded in our Q1 1999 of $0.4 million. Adjusted to remove restructuring costs and the non-operating gain from the sale of our Tandem office in the state of Washington, our net loss in transition quarter 2000 was $2.5 million.

EBITDA. EBITDA in transition quarter 2000 was $0.8 million, as compared to $2.4 million in Q1 1999. As discussed above, the change in the EBITDA is primarily due to a $2.4 million decrease in gross profit margin and restructuring costs of $0.4 million in transition quarter 2000 in which there was no corresponding item in Q1 1999, partially offset by a $1.0 million decrease in selling, general and administrative costs before depreciation and amortization.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET REVENUES AND GROSS MARGIN. Net revenues increased $28.6 million, or 5.1%, to $594.0 million in 1999 from $565.4 million in the calendar year ended December 31, 1998 ("1998"). This increase resulted from growth in Tandem revenues of $17.7 million or 5.5%, to $339.1 million, and Synadyne revenue growth of $21.6 million, or 10.7%; offset by a decrease in revenues of $2.9 million generated from our former clerical staffing division, sold on August 30, 1999, and a decrease of $7.8 million in revenues derived from franchise royalties, PEO services provided to franchisees, and other revenues.

Gross profit (margin) decreased $2.9 million, or 3.4%, to $80.8 million in 1999, from $83.7 million in 1998 primarily due to the sale of our clerical staffing division and lower margins in our Tandem division. Gross profit as a percentage of net revenues decreased from 14.8% in 1998 to 13.6% in 1999. This decrease in margin percent was primarily due to the significantly higher growth rate for Synadyne revenues as compared to the growth rate for revenues in our Tandem division, which generates higher gross profit margins than the revenues in our Synadyne division, as well as the sale of our clerical division and higher payroll costs in the Tandem market due to competitive labor markets.

Synadyne's revenues, which generated a gross profit margin of 3.1% of revenues in both 1998 and 1999, generated 35.9% of consolidated revenues in 1998, compared to 37.8% in 1999, while Tandem, which generated a gross profit margin of 22.2% in 1998, compared to 19.2% in 1999, generated approximately 57% of the Company's revenues during both years.

TANDEM OPERATIONS

Tandem revenues increased due to a full year of revenues generated in 1999 by acquisitions, which were primarily consummated between February and October 1998, and internal growth. During 1998, we acquired offices which in 1998, prior to their acquisition, generated a combined $17.9 million in revenues.

Tandem gross profit decreased by 2.7%, from $66.9 million in 1998, to $65.1 million in 1999. Gross profit margin, as a percent of net revenues, decreased to 19.2% in 1999 from 22.2% in 1998, primarily due to the impact of (i) the increased wages necessary to recruit staffing employees in periods of historically low unemployment and (ii) a greater proportion of larger, longer-term service agreements which have higher per hour billing and pay rates but lower gross profit margin.

SYNADYNE OPERATIONS

The increase in Synadyne revenues was primarily due to new Synadyne clients, as well as an increase in the number of worksite employees at certain existing Synadyne clients. Synadyne gross profit increased 8.1% from $6.5 million in 1998 to $7.1 million in 1999, while gross profit, as a percent of net revenues, declined from 3.2% in 1998 to 3.1% in 1999.

FRANCHISE OPERATIONS

Franchise royalty revenues and gross profit from our franchising operations decreased from $7.4 million in 1998 to $7.1 million in 1999. This decrease was due to a $28.8 million decrease in revenues earned by our franchises, from which royalties are derived, offset by $2.4 million in buyout revenues earned in 1998. We began to allow the early termination of franchise agreements in 1998 to enable us to develop the related territories. Prior to the end of 1999, we had "purchased" a total of 38 franchise locations.

Net revenues earned by Tandem franchisees, which were included in our system revenues, but were not available to us, decreased from $114.5 million in 1998 to $85.7 million in 1999. Revenues from franchises operating in 1998, but not on December 31, 1999, decreased by $41.9 million in 1999. That decrease was partly offset by a $13.1 million increase in revenues from franchisees operating as of December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.9 million, or 19.4%, to $85.6 million in 1999 from $71.7 million in 1998. This increase was primarily the result of a $2.7 million increase in bad debt expense which resulted from the sale of certain accounts receivable, a $1.2 million increase in the provision for doubtful accounts, a $3.2 million increase in selling, general and administrative costs related to acquisitions consummated during 1998 (for the portion of 1999 for which there was no corresponding 1998 activity), a $2.2 million increase in professional fees, due in part to our turnaround efforts, and $4.0 million in additional core employee compensation, including $2.7 million in variable pay and commissions related to our performance-based compensation plan. As a percentage of net revenues, selling, general and administrative costs increased to 14.4% in 1999 from 12.7% in 1998.

As part of our restructuring plan and other initiatives to improve profitability, as of December 31, 1999 we had (i) reduced headcount by over 170 employees due to both voluntary and involuntary terminations and the sale of certain branches, (ii) improved our collection performance of trade accounts receivable, and (iii) streamlined other support functions.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During 1999, we recorded restructuring charges of $11.2 million and $2.6 million in write-downs of impaired goodwill and other long-lived assets. As part of the restructuring charges, as of December 31, 1999 we had (i) written down assets held for disposition by $5.4 million to reflect the estimated fair value of those assets,
(ii) recorded $4.0 million in severance and retention costs, and (iii) incurred $1.2 million in professional and consulting fees.

NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased by $2.6 million, to $8.1 million in 1999 from $5.5 million in 1998. This increase was primarily due to a $3.1 million increase in interest expense arising from (i) an increase in total debt outstanding related to acquisitions consummated in 1998,
(ii) higher interest rates paid on our revolving credit facility in 1999 as compared to 1998 and (iii) interest expense of $1.4 million arising from the accelerated amortization of loan fees offset by a $0.3 million gain on the sale of an interest rate hedge. The increase in interest expense was partially offset by a non-operating gain of $0.5 million from the sale of our clerical staffing division.

INCOME TAXES. The provision for income taxes in 1999 consists of a deferred tax asset valuation allowance of $14.1 million offset by potential tax benefits of $9.9 million resulting from losses incurred in that period. The valuation allowance was recorded because it was not clear that the tax benefits resulting from operating losses and other temporary differences was "more likely than not" to be realized, as required by SFAS 109.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. The loss before extraordinary item in 1999 was $30.9 million, as compared to 1998 income before extraordinary item of $4.9 million. As discussed above, the change in income (loss) before extraordinary item is primarily due to (i) decreased gross profit margin, (ii) increased selling, general and administrative costs, (iii) increased interest costs, (iv) restructuring and asset impairment costs, and (v) recognition of the deferred tax valuation allowance.

EXTRAORDINARY ITEM. As a result of a reduction of the income tax benefit included as an extraordinary loss for the calendar year ended December 31, 1997 and release of certain put warrants in 1998, we recorded an extraordinary loss of approximately $1.4 million in 1998.

EBITDA. EBITDA in 1999 was ($11.0) million, as compared to 1998 in which EBITDA was $18.8 million. As discussed above, the change in EBITDA is primarily due to
(i) decreased gross profit margin of $2.9 million, (ii) increased selling, general and administrative costs before depreciation and amortization of $13.5 million due in most part to increased compensation costs of $4.0 million, a write-down of certain receivables of $2.7 million and $3.2 million in selling, general and administrative costs in 1999 from acquisitions consummated in 1998 for which there was no corresponding costs in 1998, and (iii) restructuring and asset impairment costs of $13.8 million in year 1999 in which there were no corresponding items in 1998.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

REORGANIZATION

On June 11, 2001, Outsource International, Inc. and its operating subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Since that date, we have been operating as debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

Historically, we have financed our operations with cash generated from operating activities and with external financing, including revolving and term loans, and standby letters of credit, described below. Since June 11, 2001, the day we filed our voluntary Chapter 11 petition, we have financed our operations exclusively with cash flows from operations pursuant to an order of the Bankruptcy Court.

We principally use cash to fund our service employee payroll and workers' compensation insurance, plus pay core, sales and administrative expenses. We pay our service employees four to eight weeks before collecting the related revenues from our customers. In addition, management believes that the net costs for the reorganization and bankruptcy proceedings will result in significant use of cash for the year ending March 31, 2002. These items principally consist of professional fees and expenses and employee retention payments. There can be no assurance that cash generated by operations will be sufficient to satisfy our working capital needs and fund our reorganization costs. If we are unable to satisfy our cash requirements through cash flows from operations, we will attempt to reduce our cash needs to compensate for cash shortfalls by delaying capital spending, reducing or eliminating marketing and promotional expenses, selling other assets or operations, and reducing or eliminating expenditures for general and administrative expenses, subject to the approval of the Bankruptcy Court. If such steps were insufficient to satisfy our cash requirements, our Chapter 11 reorganization proceeding could be converted into a Chapter 7 liquidation proceeding.

SENIOR DEBT

Effective August 15, 2000, we entered into a three-year agreement with a syndicate of lenders led by Ableco Finance LLC, an affiliate of Cerberus Capital Management, L.P., as agent. The lenders' syndicate consists of Ableco Finance LLC, The CIT Group/Business Credit, Inc., A2 Funding LP and Ableco Holding LLC. The new agreement replaced our existing credit facility with a $33.4 million revolving credit facility, which includes a subfacility for the issuance of standby letters of credit, a $17.6 million Term Loan A and a $9.0 million Term Loan B. Both the revolving credit facility and the term loans are secured by all of our assets. The revolving credit facility bears interest at prime or 9.0%, whichever is greater, plus 2% per annum. Term Loan A and Term Loan B bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively. In connection with the refinancing, we issued warrants to our new lenders to purchase up to a maximum of 200,000 shares of common stock, exercisable for a term of five years, at $0.01 per share. The warrants are only exercisable if any letter of credit issued by the new lenders on our behalf is drawn, in which event, the number of shares of common stock the lenders will receive upon exercise of the warrant will be based on the amount drawn under the letter of credit.

We have agreed with our senior lenders to maintain certain financial ratios, including fixed charge coverage, consolidated EBITDA, leverage and tangible net worth, above or below certain thresholds. Our revolving credit facility was amended in October 2000 to, among other things, allow us to repurchase certain stock options issued under our incentive stock option plan and in November 2000, to increase our letter of credit subfacility to $6.0 million.

Both Term Loan A and Term Loan B mature in August 2003. The provisions of Term Loan A require quarterly payments of $500,000 commencing on April 30, 2001 until maturity in August 2003, at which time the remaining unpaid obligation is scheduled to be satisfied. The entire outstanding balance of Term Loan B is scheduled to be retired in August 2003.

On April 30, 2001, our senior lenders agreed to amend our financing agreement to extend the commencement date for the initial installment of $500,000 on Term Loan A from April 30, 2001 to May 30, 2001, and on May 30, 2001, our senior lenders agreed to further extend the commencement date from May 30, 2001 to June 30, 2001 and to capitalize any interest accruing from May 30, 2001 to June 30, 2001 and add such capitalized interest to the outstanding principal amount of our Term Loan B. As discussed below, as a result of the automatic stay in effect, we will not be paying any principal or interest on the Term Loans unless the stay is modified or lifted or payment is otherwise approved by the Bankruptcy Court.

On August 15, 2000, we used a portion of our new credit facility to satisfy our prior credit facility with Fleet National Bank, for itself and as agent for three other banks. Prior to the closing of the refinancing, the outstanding balance of our prior credit facility was approximately $52.0 million. We satisfied the balance in full with approximately $32.3 million in cash and the issuance of a four-year, $5.3 million subordinated term note. The term note is subordinated to the new revolving credit facility and term loans and includes interest only for four years, followed by a balloon payment for the entire principal amount. In addition, we are entitled to a 60% discount on the term note if it is satisfied within 18 months. This obligation bears interest at Fleet's prime rate plus 3.5% per annum. In connection with the refinancing and in satisfaction of our obligation to our old lenders, we issued 524,265 warrants to our old lenders to purchase that number of shares of our common stock which equals 5.0% of our common stock on a fully diluted basis. The warrants are exercisable for a term of 10 years at $0.001 per share. In connection with the refinancing and the termination of our prior credit facility, we recorded an extraordinary gain, net of tax, of approximately $8.5 million in the quarter ended October 1, 2000.

As of April 1, 2001, we had gross outstanding borrowings of approximately $9.3 million under our revolving credit facility, $26.0 million under the provisions of our term loans, and $5.3 million under the provisions of the Fleet term note. In connection with the refinancing on August 15, 2000, we recorded a debt discount of $9.0 million, which is being amortized as interest expense over the three year life of the borrowing agreements with the syndicate of lenders and is allocated in the Company's Balance Sheets between the revolving credit facility and Term Notes A and B. As of April 1, 2001, the revolving credit facility bore interest at 11.0%, Term Loan A and Term Loan B bore interest at 12.5% and 14.0%, respectively, and the Fleet term note bore interest at 12.5%. The weighted average interest rate payable on the outstanding balances for all debt year-to-date through April 1, 2001, exclusive of the discount, was approximately 13.2% per annum, compared to approximately 8.7% per annum during 1999. The effective interest including the debt discount was 16.8%.

In addition to the revolving credit facility indebtedness discussed above, we had bank standby letters of credit outstanding in the aggregate amount of $4.1 million as of April 1, 2001, of which $0.7 million secured the pre-1999 portion of the workers' compensation obligations that are recorded as a current liability on the Company's Consolidated Balance Sheets. In October 2000, we replaced the trust fund intended to secure any liability for workers' compensation claims funding for 1999 and 2000 with letters of credit of $3.0 million. Prior to October 2000, we had agreed to provide extra collateral to secure any liability for claim funding for 1999 and 2000 that might exceed the pre-funded amounts by establishing a $3.0 million trust account naming Hartford Insurance Company as beneficiary. As of October 1, 2000, we had funded $2.1 million into the trust account. See "Workers' Compensation Collateral". The $2.1 million funded to the trust account as of October 1, 2000 was used to pay down our senior facilities. The remaining $0.4 million portion of bank standby letters of credit, which is supported by a $0.4 million cash escrow balance, is to secure future payments on a capital lease for furniture that was sold along with the Company's corporate headquarters in December 31, 1999.

Before August 15, 2000, our primary sources of funds for working capital and other needs were a $26.1 million credit line, including existing letters of credit of $4.8 million plus a $33.0 million credit facility, with Fleet National Bank, as agent, based on and secured by our accounts receivable. Prior to their expiration, the receivable facility, bore interest at Fleet's prime rate plus 2.0% per annum, which was 11.5% as of August 15, 2000 and the revolving credit facility bore interest at prime plus 5.0% per annum, which was 14.5% as of August 15, 2000.

OTHER DEBT

In order to remain in compliance with certain covenants in our prior revolving credit facility, and to reduce the cash impact of scheduled payments under our subordinated acquisition debt, we negotiated extensions of the payment dates and modified the interest rates and other terms of certain of our acquisition notes payable in 1999. We had not made substantially all of the scheduled payments due and, as a result, we were in default on acquisition notes payable having a total outstanding principal balance of $6.9 million as of July 2, 2000. The terms of the acquisition notes payable, which were subordinated to the revolving credit facility and the receivable facility, allowed the payees to accelerate terms of payment upon default. Acceleration of this debt required prior written notice by the various payees, which we received from three payees as of July 2, 2000. Effective as of August 15, 2000, in connection with the refinancing, we amended certain acquisition notes payable to provide that we will pay interest only, at a rate of 10.0% per annum, on the notes for three years following the closing of the refinancing, followed by two years of equal monthly payments of principal and interest which will retire the debt by August 2005. In connection with the amendments to the acquisition notes payable, we paid $0.8 million of accrued interest to the relevant noteholders at the closing of the refinancing. As of the date of this filing, we have not made the scheduled payments due on substantially all of the subordinated acquisition notes payable due in May and June, which in aggregate total approximately $0.1 million.

In addition to the debt previously discussed, we had, as of April 1, 2001, (i) obligations under capital leases for property and equipment in the aggregate of $1.4 million; (ii) obligations under mortgages totaling $0.4 million; and (iii) obligations for annual insurance premiums and other matters totaling $0.5 million, of which a portion represents prepayment for future benefits and would be refundable to us should the policy be canceled.

As of the filing date of our bankruptcy petition, we had outstanding borrowings of $16.9 million under our revolving credit facility, $26.1 million under our Term Loans, $5.3 million under the provisions of the Fleet term note and $6.7 million under the acquisition notes payable. Even though the filing of the Chapter 11 cases was an event of default under our financing agreements, the Term Loans, the Fleet term notes, the acquisition notes and certain of the obligations described in the preceding paragraph, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude our creditors, including our senior lenders, Fleet, the acquisition noteholders and other interested parties, from taking remedial action in response to any such default without prior Bankruptcy Court approval. As a result of the automatic stay in effect, we are prohibited from paying any principal or interest on this indebtedness unless the stay is modified or lifted or payment is otherwise approved by the Bankruptcy Court. In addition, interest will only accrue on indebtedness secured by assets valued in excess of the amount of the indebtedness.

SUMMARY OF CASH FLOWS

FISCAL YEAR ENDED APRIL 1, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Cash provided by operating activities in F2001 was $6.8 million, as compared with $43.1 million used in operating activities in 1999. We terminated our securitization agreement on October 1, 1999 whereby we sold certain accounts receivable to obtain working capital to fund our operations, the impact of which was to decrease cash from operations in 1999 and increase cash provided by financing activities by $46.9 million, as shown in the table below. In addition, the cash generated in satisfaction of our accounts receivable provided an additional $10.9 million of cash for operations in F2001 as compared to 1999, due in part to (i) decreased outstanding receivable balances resulting from the sale, closure and consolidation of Tandem offices, clerical offices, and our Synadyne operations and improved collections of our accounts receivable over the last eighteen months. This improvement in cash provided by operations was partially offset by the pay down of current liabilities due to (i) the sale of operations discussed above, (ii) funding of our workers' compensation liability and replacement of our workers' compensation trust account with letters of credit, (iii) payment of accrued interest on our subordinated debt in connection with our Refinancing on August 15, 2000, and (iv) utilization of our restructuring reserve.

Cash provided by investing activities during F2001 was $3.9 million compared to $9.0 million in 1999. Cash provided by investing activities in F2001 consisted primarily of $4.4 million received in conjunction with a sale of our Synadyne division and Tandem offices, partially offset by expenditures for property, plant, and equipment, and funding to our franchisees. Cash provided by investing activities in 1999 included (i) $6.2 million from the sale of our former corporate headquarters building, (ii) $2.7 million from the sale of our clerical division and certain Tandem offices associated with the Restructuring, and (iii) $1.6 million from a sale-leaseback transaction during the period, offset by expenditures for property, plant, and equipment.

Cash used in financing activities during F2001 was $11.0 million, as compared to cash provided by financing activities of $29.3 million during 1999. Cash provided by our borrowing facilities was $36.1 million in 1999, of which $46.7 million was due to the termination of the securitization agreement discussed in the preceding paragraphs and the table below. Cash of $10.8 million was made available in 1999 to pay down our borrowing facilities due to our restructuring efforts and improved receivable collections as compared to 1998. Cash used in financing activities in F2001 includes the repayment of $5.6 million of our line of credit partially offset by a $3.3 million decrease in the amount of checks issued but not yet presented for payment and a $2.1 million reduction of other debt.

The table below sets forth our cash flows as presented in our consolidated financial statements for F2001 and 1999, in thousands:

                                       FISCAL YEAR ENDED        YEAR ENDED
                                          APR 1, 2001          DEC 31, 1999
                                       ------------------    -----------------
Cash flows (used in) provided by:

Operating activities (1)                     $  6,847             $(43,084)
Investing activities                            3,945                9,049
Financing activities (1)                      (11,017)              29,250
                                             --------             --------
Net decrease in cash                         $   (225)            $ (4,785)
                                             ========             ========


---------------
(1) As part of our borrowing facilities in 1999, we sold certain trade accounts receivable to obtain working capital for our operations. Under this agreement we had sold $46.9 million of trade accounts receivable as of September 30, 1999, which was excluded from the uncollected accounts receivable balance and corresponding borrowings presented in our consolidated balance sheet as of that date. This agreement was subsequently terminated and ultimately replaced with a revolving credit facility, and as such all of our uncollected accounts receivable and corresponding borrowings are included in our consolidated financial statements as of October 1, 1999. The impact of selling our accounts receivable in conjunction with our financing arrangements on our cash flow was to decrease cash from operating activities and increase cash from financing activities by $46.9 million during 1999.

THIRTEEN WEEKS ENDED APRIL 2, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

In transition quarter 2000 cash provided by operating activities was $6.5 million, as compared with $3.8 million used in operating activities in Q1 1999. The significant increase in cash from operations in transition quarter 2000 is due to the effect of the termination of our securitization facility in 1999, as previously discussed in the table below, and improved collections of our accounts receivable in transition quarter 2000 - see "Accounts Receivable."

Cash used in investing activities during transition quarter 2000 was $0.8 million, as compared to $0.8 million used in investing activities in Q1 1999, primarily due, in both periods, to expenditures for property, plant and equipment.

Cash used in financing activities during transition quarter 2000 was $4.9 million, as compared to $0.5 million provided by financing activities in Q1 1999. The significant decrease in cash from financing activities was primarily due to the termination of our securitization facility, as discussed in the table below, which was replaced by the receivable facility, the paydown of our borrowing facilities due to improved collections of our accounts receivable; the sale, franchise, closure or consolidation of offices in connection with our restructuring efforts (see "Restructuring") and decreased outstanding accounts receivable due to seasonal fluctuations in revenue generation (see "Seasonality"). However, the seasonal decrease in revenue generation in transition quarter 2000 was not as significant as the first quarters of past years, such as 1999.

The table below sets forth our cash flows, (i) as presented in our Consolidated Financial Statements for transition quarter 2000 and Q1 1999 in thousands:

                                            FOR THE QUARTER ENDED
                                   ----------------------------------------
                                      APR 1, 2001           APR 2, 2000
                                   -------------------   ------------------
Cash flows provided by (used in):

Operating activities (1)                     $ 6,480             $(3,823)
Investing activities                            (770)               (784)
Financing activities (1)                      (4,880)                524
                                             -------             -------
Net increase (decrease) in cash              $   830             $(4,083)
                                             =======             =======


--------------
(1) As part of our borrowing facilities, in Q1 1999, we sold certain trade accounts receivable to obtain working capital for our operations. Under this agreement we had sold $36.1 million and $44.8 million of trade accounts receivable as of March 31, 1999 and December 31, 1998, respectively, which was excluded from the uncollected accounts receivable balance and corresponding borrowings presented in our consolidated financial statements as of those at that dates. This agreement was subsequently terminated and ultimately replaced with a revolving credit facility, and as such all of our uncollected accounts receivable and corresponding borrowings are included in our consolidated financial statements as of October 1, 1999. The impact of selling accounts receivable in conjunction with our financing arrangements on our cash flow was to decrease cash from operating activities and increase cash from financing activities by $8.7 million during Q1 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

In 1999, cash used in operating activities was $43.1 million, as compared with $50.8 million provided by operating activities in 1998. The significant decrease in cash from operations was due to the effect of the termination of our securitization facility. As discussed below, under our securitization facility, we sold certain trade accounts receivable to obtain working capital for our operations. We had sold $44.8 million of trade accounts receivable at December 31, 1998 under this agreement, which was subsequently terminated as of October 1, 1999 and replaced by the receivable facility.

Cash provided by investing activities during 1999 was $9.0 million, as compared to $31.3 million used in investing activities in 1998. Of the $9.0 million provided by investing activities in 1999, $8.9 million represented proceeds from sales of assets held for disposition and the sale of the corporate support center. During 1998, we paid $27.8 million for acquisitions (primarily intangible assets).

Cash provided by financing activities during 1999 was $29.3 million, as compared to $15.7 million used in financing activities in 1998. The significant increase in cash from financing activities was primarily due to the termination of the securitization facility, which was replaced by the receivable facility. During 1998, in addition to the impact of the securitization agreement on financing activities, as discussed in the table below, we increased borrowings by $32.0 million, primarily to fund additional trade payroll of acquisitions made in 1998. This is in contrast to 1999, during which, in addition to the impact of the securitization agreement, we repaid $8.7 million in excess of proceeds from our borrowing facilities, primarily from the sale of our corporate headquarters building in Deerfield Beach, Florida, and other assets as part of our restructuring efforts.

The table below sets forth our cash flows as presented in the 1999 financials in thousands:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                            1999                    1998
                                      ------------------      ------------------
Cash flows (used in) provided by:

Operating activities (1)                     $(43,084)            $ 50,761
Investing activities                            9,049              (31,316)
Financing activities (1)                       29,250              (15,629)
                                             --------             --------
Net (decrease) increase in cash              $ (4,785)            $  3,816
                                             ========             ========

--------------
(1) As part of our borrowing facilities during the year ended December 31, 1998, we entered into an agreement whereby we sold certain trade accounts receivable to obtain working capital for our operations. Under this agreement we had sold $44.8 million of trade accounts receivable as of December 31, 1998, which was excluded from the uncollected accounts receivable balance and corresponding borrowings presented in our consolidated financial statements as of that date. This agreement was subsequently terminated and ultimately replaced with a revolving credit facility, and as such all of our uncollected accounts receivable and corresponding borrowings are included in our consolidated financial statements as of October 1, 1999. The impact of entering into an agreement in 1998 and discontinuing the agreement in 1999, whereby we sold certain accounts receivable in conjunction with our financing arrangements on our cash flow, was to increase cash from operating activities and decrease cash from financing activities by $44.8 million during 1998, and decrease cash from operating activities and increase cash from financing activities by $44.8 million in 1999.

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

In January 2000, we renewed our pre-funded deductible program for one year. Under this agreement for calendar 2000, we funded $10.5 million in 12 installments for projected calendar year 2000 claims expenses. This claim fund requirement will be adjusted upward or downward periodically based on the projected cost of the actual claims incurred during calendar year 2000, up to a maximum liability of $18.0 million. In addition, we agreed to provide extra collateral by establishing a $3.0 million trust account naming Hartford Insurance Company as beneficiary to secure any liability for claim funding for 1999 and 2000 that might exceed the pre-funded amounts up to the aggregate maximum cap for each year of $13.6 million and $18.0 million, respectively. We had planned to fund this trust account in 11 installments through December 2000; and as of October 1, 2000, we had funded $2.1 million into the trust account. However, in October 2000, we replaced the trust fund with letters of credit of $3.0 million. The $2.1 million funded to the trust account as of October 1, 2000 was refunded to us and used to pay down our senior loan facilities.

In January 2001, we entered into a pre-funded deductible program with Zurich Insurance Company. Under the new agreement, we will fund $9.5 million in 12 installments for projected calendar year 2001 claims. This claims fund requirement will be adjusted upward or downward periodically based on the projected cost of actual claims incurred during the year, up to a maximum of $17.1 million.

ACCOUNTS RECEIVABLE

A majority of our tangible assets are customer accounts receivable. Tandem employees are paid on a daily or weekly basis; however, we receive payment from customers for these services, on average, 30 to 60 days from the date of the invoice. Beginning in the fourth quarter of 1998, we experienced an increase in the percentage of our Tandem accounts receivable that were past due. During 1999 and the first two quarters of calendar 2000, we increased our focus on our accounts receivable collection process. As a result, the average number of days to collect Tandem accounts receivable from invoice presentation has decreased from 53 days at December 31, 1998 to 39 days at April 1, 2001. Since we announced our restructuring plan in August 1999, accounts receivable decreased by approximately $12 million due to the sale of Tandem offices, our PEO division and our clerical division to third parties, although the working capital benefit was substantially less due to the corresponding reduction in liabilities such as accrued payroll, payroll taxes and workers' compensation.

During Q4 1999, we sold certain trade accounts receivable, with a face value of approximately $4.4 million, most of which were more than 180 days past due, to unrelated third parties for approximately $220,000. In Q3 1999, we increased our reserve for doubtful accounts by $2.7 million to adjust these receivables to their net realizable value. We accounted for the transfer of these receivables as a sale because we surrendered control over the receivables as of the date of the sale. In accordance with FAS 125, since the carrying amount of the accounts receivable, net of the related reserve, was equal to the sales price, no gain or loss was recognized on the sale of the accounts receivables ($0.2 million carrying value less net proceeds of $0.2 million).

CAPITAL EXPENDITURES

As of the date of the filing of this Form 10-K, we did not have any material commitments for capital expenditures; however, management is currently evaluating all of our information systems. Pending the outcome of this evaluation, certain commitments for material capital expenditures may result.

ACQUISITIONS

During 1997, we acquired the assets and operations of eight industrial staffing companies, including 30 branch offices and approximately $61.0 million in annual historical revenue. During 1998, we made 17 additional acquisitions of staffing companies, including 40 branch offices and approximately $96.0 million in annual historical revenue. These acquisitions resulted in a significant increase in goodwill and other intangible assets and correspondingly resulted in increased amortization expense. In addition, the amount of these intangible assets as a percentage of our total assets and shareholders' equity increased significantly in those periods.

During 1999, we wrote down approximately $8.0 million of these intangible assets, $5.4 million representing the excess of the book value over the expected net realizable value of assets identified for disposition and expensed as part of the restructuring charge and another $2.6 million related to assets to be retained by us that were considered impaired and written down based on our analysis of anticipated discounted future cash flows at that time. While we do not consider the remaining net unamortized balance of intangible assets as of April 1, 2001 to be impaired, any future determination requiring the write-down of a significant portion of unamortized intangible assets could have a material adverse effect on our results of operations. As of the date of this filing, we have not made further acquisitions and we do not have current plans to make any acquisitions in the next twelve months.

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


                                                      YEAR ENDED DECEMBER 31, 1999         TRANSITION QUARTER ENDED APRIL 2, 2000
                                              -------------------------------------------  ---------------------------------------
                                                                 UTILIZATION                             UTILIZATION
                                               ORIGINAL      ------------------  BALANCE AT   CHARGES   --------------- BALANCE AT
(AMOUNTS IN THOUSANDS)                          CHARGE       CASH      NON-CASH   12/31/99    Q1 2000   CASH   NON-CASH   4/2/00
----------------------                        --------       ----      --------  ----------   -------   ----   -------- ----------
Employee severance and
    other termination benefits                   $ 4,040     $1,318     $   --     $2,722     $(204)     $379     $--     $2,139

Professional fees                                  1,205      1,171         --         34       459       459      --         34

Lease termination and write-down of
    leasehold improvements at closed offices         400        295         --        105         1        57      --         49

Other restructuring charges                          146        102         --         44        33        44      --         33
                                                 -------     ------     ------     ------     -----      ----     ---     ------
Accrued restructuring charges                      5,791      2,886         --      2,905       289       939      --      2,255

Write-down to fair value/loss on sale
    of assets identified for disposition           5,429         --      5,429         --        67        --      67         --
                                                 -------     ------     ------     ------     -----      ----     ---     ------
Total restructuring and asset
    impairment activity                          $11,220     $2,886     $5,429     $2,905     $ 356      $939     $67     $2,255
                                                 =======     ======     ======     ======     =====      ====     ===     ======

                                                      FISCAL YEAR ENDED APRIL 1, 2001
                                           ----------------------------------------------------------
                                                                           UTILIZATION
                                            BALANCE AT    CHARGES       ----------------   BALANCE AT
(Amounts in thousands)                        4/2/00    TO OPERATIONS    CASH    NON-CASH   4/1/01
                                            ---------   -------------    ----    --------  -----------
Employee severance and
    other termination benefits                   $2,139     $   (51)     $1,663     $ --     $425

Professional fees                                    34         782         816       --       --

Lease termination and write-down of
    leasehold improvements at closed offices         49         157         142       --       65

Other restructuring charges                          33         411         377       67       --
                                                 ------     -------      ------     ----     ----
Accrued restructuring charges                     2,255       1,299       2,997       67      490

Write-down to fair value/loss on sale
    of assets identified for disposition             --         579          --      579       --
                                                 ------     -------      ------     ----     ----
Total restructuring and asset
    impairment activity                          $2,255     $ 1,878      $2,997     $646     $490
                                                 ======     =======      ======     ====     ====

SEVERANCE AND OTHER RESTRUCTURING CHARGES

The original $11.2 million restructuring charge included $4.0 million for severance and other termination benefits, $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were reduced by $0.2 million and $0.1 million during the transition quarter 2000 ("transition quarter 2000") and Q1 2001, respectively, to reflect the fact that certain employees of offices sold and franchised to third parties would continue employment with such buyers or franchisees and would not be paid the severance amounts that had been accrued. We recognized an additional $0.2 million in severance costs in Q2 2001 due to a reduction of headcount by 16 employees whose severance payments were not accrued as part of our original Restructuring charge. During the third and fourth quarters of F2001, we reduced the reserve for severance by $0.1 million to reduce the accrued taxes and benefits associated with the liability to reflect to reflect revised estimates of future amounts expected to be paid. The remaining liability as of April 2, 2001 consists of $0.4 million for severance and other termination benefits for two employees who were terminated during the period from August 1999 through August 2000, and will be paid over a period ranging from one week to 12 months from the balance sheet date. As of December 31, 1999, April 2, 2000 and April 1, 2001, we had terminated 107, 110 and 142 employees in conjunction with our restructuring activities, respectively.

To assist us during the restructuring process, we retained the services of Crossroads, LLC, a consulting firm based in Newport Beach, California ("Crossroads"), in May 1999. From August 1999 through August 2000, Mr. J. G.
(Pete) Ball, a principal of Crossroads, served in the newly created position of interim chief operating officer of our Tandem division. Mr. Ball worked with our board of directors and senior management to help ensure our restructuring plan was implemented.

We recorded professional fees of $0.8 million during F2001. These professional fees were comprised primarily of amounts paid to Crossroads for its services related to the Restructuring. In addition, we recognized charges of $0.2 million during FY2001 for the costs of terminating real estate leases as well as for writing down the carrying value of leasehold improvements and other assets not usable in other company operations. We completed our restructuring in October 2000.

ASSETS HELD FOR DISPOSITION

The restructuring charge included a $5.4 million write-down of assets to their estimated net realizable value based on management's estimate of the ultimate sales prices that would be negotiated for these assets. Subsequent to December 31, 1999, when actual sales prices of these assets were negotiated, the charge was increased as discussed below.

During F2001 we (i) sold one staffing office and closed another, in the state of Minnesota, effective April 10, 2000, for cash proceeds of $60,000, (ii) franchised one of our staffing offices in the state of Ohio, effective April 10, 2000, for cash proceeds of $20,000, and (iii) effective June 26, 2000, sold our operations in the states of New Jersey and Pennsylvania, comprising six staffing offices and two "vendor on premises" locations, for $1.3 million (comprised of cash proceeds of $0.8 million and two promissory notes totaling $0.5 million). In connection with the sale of our staffing offices in New Jersey and Pennsylvania, we recorded a $0.4 million loss, in addition to the original $2.1 million write-down of these assets to their estimated net realizable value upon their classification as assets held for disposition.

Effective October 29, 2000, we sold our Tandem operations in the states of New Hampshire and Massachusetts, comprising five offices and two "vendor on premise" locations, for $125,000, consisting of cash proceeds of $50,000 at closing and a two year $75,000 promissory note. In addition, we received $175,000 in January 2001 in settlement of future payments which were to be received. Excluded from the sale were cash, accounts receivable and deferred income taxes, as well as accrued liabilities and accounts payable. As previously discussed, we recorded an additional $133,000 charge to restructuring during Q2 2001 to reduce the carrying value of these assets to their net realizable value.

Originally 47 offices were identified as held for disposition as part of our initial restructuring plan. However, during Q2 2001 we removed one office from the held for disposition classification. In addition, we identified two additional offices to be closed as a result of our ongoing restructuring activities and recorded the related assets as held for disposition at that time. These offices were subsequently closed in Q3 2001 when it became apparent that they would be abandoned. All of the assets held for disposition were sold or franchised on or before October 29, 2000. Upon classification as assets held for disposition, we discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.3 million in F2001.

The following table reflects our net revenues and gross profit margin segregating ongoing operations and operations from assets held for disposition or sold as part of our restructuring efforts and other disposed operations. Those operations include: (i) the Synadyne division, sold as of April 8, 2000,
(ii) the clerical division, sold during Q3 1999, (iii) franchise PEO operations, which ceased operations after December 31, 1999, and (iv) Tandem branch offices closed, sold or franchised as part of the restructuring. Ongoing operations include (i) the Tandem division, which provides flexible industrial staffing and
(ii) franchising. Dollar amounts are in thousands, except for percentages:


                                                        TRANSITION
                                                         QUARTER       QUARTER      FISCAL YEAR
                                                          ENDED        ENDED           ENDED           YEAR ENDED DECEMBER 31,
                                                     -------------- -------------- --------------- ----------------------------
                                                     APRIL 2, 2000  MARCH 31, 1999   APR 1, 2001       1999           1998
                                                     -------------  -------------- --------------- -------------- -------------
Net revenues:
   Total Revenues                                       $ 126,011      $ 134,114      $ 279,077      $ 594,047      $ 565,394
   Less revenues from assets held for sale and
     disposed/ceased operations
        Synadyne                                          (44,834)       (53,080)           (71)      (224,499)      (202,889)
        Clerical, franchise PEO and other                  (8,692)       (19,181)       (11,061)       (79,458)       (90,442)
                                                        ---------      ---------      ---------      ---------      ---------
   Subtotal - revenues from assets held for sale
     and disposed/ceased operations                       (53,526)       (72,261)       (11,132)      (303,957)      (293,331)
                                                        ---------      ---------      ---------      ---------      ---------
   Net revenues from ongoing operations                 $  72,485      $  61,853      $ 267,945      $ 290,090      $ 272,063
                                                        =========      =========      =========      =========      =========

Gross profit margin:
   Total Gross Profit                                   $  16,854      $  19,250      $  57,830      $  80,781      $  83,660
   Less gross profit from assets held for sale
     and disposed/ceased operations
        Synadyne                                           (1,160)        (1,625)            12         (6,923)        (6,524)
        Clerical, franchise PEO and other                  (1,605)        (4,282)        (1,531)       (15,641)       (14,924)
                                                        ---------      ---------      ---------      ---------      ---------
   Subtotal - gross profit from assets held for sale
     and disposed/ceased operations                        (2,765)        (5,907)        (1,519)       (22,564)       (21,448)
                                                        ---------      ---------      ---------      ---------      ---------
   Gross Profit from ongoing operations                 $  14,089      $  13,343      $  56,311      $  58,217      $  62,212
                                                        =========      =========      =========      =========      =========
Gross profit margin as a percentage of net revenues:

   Ongoing operations - Tandem                               19.4%          21.6%          21.0%          20.1%          22.9%
   Operations from assets held for sale and
      diposed/ceased operations                               5.2%           8.2%          13.6%           7.4%           7.3%

Certain reclassifications have been made to previously reported results of operations for the fiscal year ended April 1, 2000, the years ended December 31, 1999 and 1998, and the quarter ended March 31, 1999 ("Q1 1999") in the table above to conform to current period presentation. Results of Tandem offices that were consolidated in 1999 with existing offices as part of our restructuring efforts, are included in ongoing operations.

During transition quarter 2000 and Q1 1999, Tandem branches sold, franchised, or held for sale generated revenues of $8.4 million and $11.8 million, earned gross profit of $1.3 million and $2.2 million, and incurred SG&A expenses (excluding depreciation and amortization) of $1.4 million and $2.1 million, respectively.

During F2001 Tandem branches sold or franchised generated revenues of $11.1 million, earned gross profit of $1.5 and incurred SG&A expenses (excluding depreciation and amortization) of $1.3 million. For the years ended December 31, 1999 and 1998, these Tandem branch offices generated revenues of $51.4 million and $54.7 million, earned gross profit of $9.3 million and $10.0 million, and incurred selling, general and administrative expense (excluding depreciation and amortization costs) of $8.4 million and $7.5 million.

During 1999, prior to its sale effective August 30, 1999, our clerical division generated revenues of $5.3 million, earned gross profit of $1.4 million, and incurred selling, general and administrative expenses (excluding deprecation and amortization) of $1.4 million. During 1998, this division generated revenues of $8.1 million, earned gross profit of $2.2 million, and incurred $1.4 million and $2.2 million in selling, general and administrative expense (excluding depreciation and amortization expense).

Our PEO operations, or Synadyne division, incurred selling, general and administrative expenses (excluding depreciation and amortization) of $0.2 million in F2001, $1.3 million and $1.2 million during transition quarter 2000 and Q1 1999, respectively, and $4.9 million and $4.6 million during the calendar years ended December 31, 1999 and 1998, respectively.

SEASONALITY

Traditionally our results of operations have reflected higher customer demand for industrial staffing services in the last two calendar quarters of the year, as compared to the first two quarters, and a seasonal reduction of industrial staffing revenues in the first calendar quarter of a year as compared to the fourth calendar quarter of the prior year. We do not reduce the related core personnel and other operating expenses proportionally because most of our infrastructure is needed to support anticipated increased revenues in subsequent quarters. As a result of these factors, we historically have earned a significant portion of our annual operating income in the third and fourth calendar quarter. However, as previously discussed, we have experienced a slowdown in demand from our manufacturing and other services customers which has reduced the ramp up of sales volume that we had anticipated in the fourth calendar quarter of 2000 (Q3 2001). The Company anticipates that this slowdown and recessionary pressures will continue to have some impact on our results of operations through the end of calendar year 2001.

INFLATION

The effects of inflation on our operations were not significant during the periods presented in the financial statements for transition quarter 2000 or Q1 2001. Generally, throughout the periods discussed above, the increases in revenues and expenses have resulted from a combination of volume increases, price increases, and changes in the customer mix.

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In June 1998, Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. We intend to implement SFAS No. 133 in our consolidated financial statements on the first day of fiscal year 2002, April 2, 2001, and have identified embedded derivatives which are clearly and closely related to their host contracts and therefore do not require recognition in our financial statements as of that date. We have also identified derivatives related to leases, which while not clearly and closely related to the host contract, are immaterial to our financial position and results of operations as of that date. Accordingly, adoption of SFAS 133 will not have a significant effect on our consolidated financial statements. SFAS 133 could however, increase volatility in earnings and other comprehensive income if and when we enter into other such transactions in the future.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. We adopted SAB 101 on October 2, 2000; however, such adoption had no impact on the Company's Consolidated Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of borrowings associated with our operating and investing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. Of the $42.0 million of short-term and long-term borrowings on our balance sheet as of April 1, 2001, approximately 21.2% represented fixed rate instruments.

Effective August 15, 2000, we entered into a three-year agreement with a syndicate of lenders led by Ableco Finance LLC, an affiliate of Cerberus Capital Management, L.P., as agent, which replaced our existing credit facility with a $33.4 million revolving credit facility and a $17.6 million term loan A and a $9.0 million term loan B. Both the revolving credit facility and the term loans are secured by all of our assets. The revolving credit facility bears interest at prime or 9.0%, whichever is greater, plus 2% per annum. Term Loan A and Term Loan B bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively.

In addition, effective August 15, 2000, we renegotiated substantially all of our subordinated acquisition debt whereby we will pay interest only, at a rate of 10% per annum, on the debt for three years followed by two years of equal monthly payments of interest and principal, which will retire the debt by August 2005. Our acquisition debt, prior to its renegotiation on August 15, 2000, had effective interest rates varying between 8.75% and 12.0%.

A hypothetical 10% (about 146 basis points) adverse move in interest rates along the entire interest rate yield curve would increase our interest expense over the next twelve months by approximately $0.6 million, and would decrease income before taxes by $0.6 million. In addition, the hypothetical 10% adverse move in interest rates would have an immaterial impact on the fair market value of our fixed-rate debt.

Our current borrowing facilities contain embedded derivatives as defined by Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which we will adopt on April 3, 2001 (see "New Accounting Pronouncements and Interpretations"). As our borrowing facilities charge interest at the greater of 9.0% or the prime rate plus a predetermined rate, reductions in the prime borrowing rate below 9.0% could impact the fair value of the borrowing facilities. Based on estimated levels of required borrowings and the prime lending rate over the remaining three year life of our borrowing facilities, we will incur interest charges of $0.7 million that we would not have incurred had the borrowing rate been set at prime plus the predetermined rate, rather than at 9.0% plus the predetermined rate. In addition, our term note with our former lenders contains a provision which allows, but does not require, a prepayment within 18 months of origination. The prepayment feature would allow us to receive a 60% discount on the principal portion of the note. Prepayment would reduce cash outlays by approximately $3.2 million in principal and $1.1 million in interest charges that would not be required. However, as these embedded derivatives are considered clearly and closely related to their host contracts, the borrowing facilities, recognition of the value of such derivatives on our Consolidated Financial Statements in accordance with SFAS 133 will not be required.

On June 11, 2001, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code as discussed in "Future Liquidity and Capital Resources" of "Management's Discussion and Analysis of Financial Condition and Results of Operations". Currently no plan of reorganization has been confirmed under the Bankruptcy Code. Any plan of reorganization and other actions during the Chapter 11 proceedings could materially change our financial condition. The discussion in the preceding paragraphs do not contemplate any adjustments to the carrying value of our assets and liabilities that might be necessary as a consequence of Chapter 11 proceedings.

As of April 2, 2000, our primary sources of funds for working capital and other needs was a $25.5 million revolving credit line and a $50.0 million credit facility, based on and secured by our accounts receivable. These borrowings were secured by all of our assets.

Of the $61.5 million of short-term and long-term borrowings on our balance sheet as of December 31, 1999, approximately 17.5% represented fixed rate instruments. Our revolving credit facility bore interest at prime plus 5% per annum, and the receivable facility bore interest at prime plus 2% per annum.

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not utilize financial instruments for trading or other speculative purposes.

The above discussion and the estimated amounts generated from the analyses referred to above include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. The SEC disclosures on market risk require that we include all financial instruments, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", in the quantitative disclosure calculation. SFAS No. 107 does not require disclosure of operating leases, and we have not included them as part of the above analysis. This is a significant limitation to the analysis presented. As a result, the overall impact to our operating results from a hypothetical change in interest rates may be overstated. There are certain other shortcomings inherent to the analyses presented. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. The effect of the hypothetical change in interest rates ignores the effect this movement may have on other variables including changes in actual sales volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also ignored. Accordingly, the forward-looking statements should not be considered projections by us of future events or losses and are subject to the factors discussed under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                       PAGE

                                                                                       ----
    Audited Consolidated Financial Statements:

        Independent Auditors' Report..............................................      43

        Consolidated Balance Sheets as of April 1, 2001 and April 2, 2000.........      44

        Consolidated Statements of Operations for the fiscal year ended April 1,
        2001, for the transition quarter ended April 2, 2000 and for the years
        ended December 31, 1999 and 1998..........................................      45

        Consolidated Statements of Shareholders' Equity for the fiscal year ended
        April 1, 2001, for the transition quarter ended April 2, 2000 and for the
        years ended December 31, 1999 and 1998....................................      46

        Consolidated Statements of Cash Flows for the fiscal year ended April 1,
        2001, for the transition quarter ended April 2, 2000, and for the years
        ended December 31, 1999 and 1998..........................................      47

        Notes to Consolidated Financial Statements................................      48


INDEPENDENT AUDITORS' REPORT

Outsource International, Inc.:

We have audited the consolidated balance sheets of Outsource International, Inc. and Subsidiaries (the "Company") as of April 1, 2001 and April 2, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal year ended April 1, 2001, for the transition quarter ended April 2, 2000 and for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index as Financial Statement Schedule II at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsource International, Inc. and Subsidiaries as of April 1, 2001 and April 2, 2000 and the results of their operations and their cash flows for the fiscal year ended April 1, 2001, for the transition quarter ended April 2, 2000 and for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule listed in the index as Financial Statement Schedule II at Item 14(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1, the events resulting in the Company filing for relief under the United States Bankruptcy Code, including the Company's losses from operations, its working capital deficiency and its inability to support its debt service requirements, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
July 17, 2001

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)


                                                                          April 1,      April 2,
                                                                             2001          2000
                                                                          --------      ---------

ASSETS
Current Assets:
      Cash                                                                 $  1,322     $   1,546
      Trade accounts receivable, net of allowance
           for doubtful accounts of $1,810 and $1,564                        23,739        42,118
      Funding advances to franchises                                            444           206
      Assets held for disposition                                                --         2,409
      Other current assets                                                    1,674         5,043
                                                                           --------     ---------
           Total current assets                                              27,179        51,322

Property and equipment, net                                                   6,440         9,154
Goodwill, net                                                                21,011        21,824
Territory rights, net                                                        18,043        18,642
Customer lists, net                                                           3,107         4,389
Other intangible assets, net                                                    704           928
Other assets                                                                  3,098         2,310
                                                                           --------     ---------
           Total assets                                                    $ 79,582     $ 108,569
                                                                           ========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                     $  5,335     $   8,887
      Accrued expenses:
           Payroll                                                            2,932        10,518
           Payroll taxes                                                      1,558         4,139
           Workers' compensation and insurance                                3,995         5,210
           Other                                                              3,378         4,499
      Accrued restructuring charges                                             490         2,255
      Other current liabilities                                               1,060           506
      Debt to related parties                                                 1,204         1,195
      Current maturities of long-term debt                                    7,690         7,635
      Revolving credit facility                                               7,307        50,746
      Term debt                                                              25,788            --
                                                                           --------     ---------
           Total current liabilities                                         60,737        95,590

Non-Current Liabilities

      Other long-term debt, less current maturities                              --         1,934
                                                                           --------     ---------
      Total liabilities                                                      60,737        97,524
                                                                           ========     =========

Commitments and Contingencies (Notes 1,2,3,4,6,7,8,9,10 and 11)

Shareholders' Equity:
      Preferred stock, $.001 par value: 10,000,000 shares authorized,
           no shares issued and outstanding                                      --            --
      Common stock, $.001 par value: 100,000,000 shares authorized,
           8,687,488 shares issued and outstanding at April 1, 2001 and
           8,657,913 shares issued and outstanding at April 2, 2000               9             9
      Additional paid-in-capital                                             54,171        53,546
      Accumulated deficit                                                   (35,335)      (42,510)
                                                                           --------     ---------
           Total shareholders' equity                                        18,845        11,045
                                                                           --------     ---------
           Total liabilities and shareholders' equity                      $ 79,582     $ 108,569
                                                                           ========     =========


         See accompanying notes to the consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                      FISCAL YEAR      TRANSITION
                                                                         ENDED        QUARTER ENDED     YEAR ENDED DECEMBER 31,
                                                                     --------------   -------------   ----------------------------
                                                                     APRIL 1, 2001    APRIL 2, 2000       1999           1998
                                                                     --------------   -------------   -------------  -------------
Net revenues                                                          $   279,077     $   126,011     $   594,047     $   565,394
Cost of revenues                                                          221,247         109,157         513,266         481,734
                                                                      -----------     -----------     -----------     -----------
Gross profit                                                               57,830          16,854          80,781          83,660
                                                                      -----------     -----------     -----------     -----------
Selling, general and administrative expenses:

      Provision for (reduction of provision for) doubtful accounts            994            (472)          5,505           1,572
      Depreciation and amortization                                         5,533           1,461           7,134           6,756
      Other selling, general and administrative expenses                   46,487          16,416          72,950          63,364
                                                                      -----------     -----------     -----------     -----------
      Total selling, general and administrative expenses                   53,014          17,405          85,589          71,692
                                                                      -----------     -----------     -----------     -----------
      Restructuring costs                                                   1,878             356          11,220              --
      Impairment of goodwill and other long-lived assets                       --              --           2,603              --
                                                                      -----------     -----------     -----------     -----------
      Total restructuring and impairment charges                            1,878             356          13,823              --
                                                                      -----------     -----------     -----------     -----------
Operating income (loss)                                                     2,938            (907)        (18,631)         11,968
                                                                      -----------     -----------     -----------     -----------
Other expense, net:
      Interest expense (net)                                                9,284           2,016           8,604           5,529
      Other (income) expense, net                                            (564)           (259)           (479)            (53)
                                                                      -----------     -----------     -----------     -----------
      Total other expense, net:                                             8,720           1,757           8,125           5,476
                                                                      -----------     -----------     -----------     -----------
(Loss) income before provision (benefit) for income
      taxes and extraordinary item                                         (5,782)         (2,664)        (26,756)          6,492
(Benefit) provision for income taxes                                       (4,501)             --           4,123           1,611
                                                                      -----------     -----------     -----------     -----------
(Loss) income before extraordinary item                                    (1,281)         (2,664)        (30,879)          4,881
Extraordinary item - gain on refinancing (2001), (loss) on the
      retirement of debt (1998), net of income tax (Notes 6 and 7)          8,456              --              --          (1,417)
                                                                      -----------     -----------     -----------     -----------
Net income (loss)                                                     $     7,175     $    (2,664)    $   (30,879)    $     3,464
                                                                      ===========     ===========     ===========     ===========
Weighted average common shares outstanding:

      Basic                                                             8,684,330       8,657,913       8,657,913       8,603,521
                                                                      ===========     ===========     ===========     ===========
      Diluted                                                           8,684,330       8,657,913       8,657,913       9,919,492
                                                                      ===========     ===========     ===========     ===========
      Basic

           (Loss) income before extraordinary item                    $     (0.15)    $     (0.31)    $     (3.57)    $      0.57
           Extraordinary item, net of income tax                             0.97              --              --           (0.17)
                                                                      -----------     -----------     -----------     -----------
           Net income (loss)                                          $      0.83     $     (0.31)    $     (3.57)    $      0.40
                                                                      ===========     ===========     ===========     ===========
      Diluted

           (Loss) income before extraordinary item                    $     (0.15)    $     (0.31)    $     (3.57)    $      0.49
           Extraordinary item, net of income tax                             0.97              --              --           (0.14)
                                                                      -----------     -----------     -----------     -----------
           Net income (loss)                                          $      0.83     $     (0.31)    $     (3.57)    $      0.35
                                                                      ===========     ===========     ===========     ===========

         See accompanying notes to the consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE FISCAL YEAR ENDED APRIL 1, 2001, THE TRANSITION QUARTER
                  ENDED APRIL 2, 2000, AND THE TWO YEARS ENDED
                           DECEMBER 31, 1999 AND 1998
                             (Amounts in thousands)


                                                                                     RETAINED
                                                                ADDITIONAL            EARNINGS/
                                                  COMMON          PAID IN          ACCUMULATED
                                                   STOCK          CAPITAL            DEFICIT                TOTAL
                                                -------------  --------------      -------------         -------------
Balance, December 31, 1997                         $ 8            $ 53,201             $(12,431)            $ 40,778

Issuance of common stock                            --                 775                   --                  775

Exercise of warrants                                 1                   2                   --                    3

Distributions and other payments in
      connection with the Reorganization            --                (432)                  --                 (432)

Net income                                          --                  --                3,464                3,464
                                                  ----            --------             --------             --------
Balance, December 31, 1998                           9              53,546               (8,967)              44,588

Net loss                                            --                  --              (30,879)             (30,879)
                                                  ----            --------             --------             --------
Balance, December 31, 1999                           9              53,546              (39,846)              13,709

Net loss                                            --                  --               (2,664)              (2,664)
                                                  ----            --------             --------             --------
Balance, April 2, 2000                               9              53,546              (42,510)              11,045

Exercise of warrants                                --                 625                   --                  625

Net income                                          --                  --                7,175                7,175
                                                  ----            --------             --------             --------
Balance, April 1, 2001                             $ 9            $ 54,171             $(35,335)            $ 18,845
                                                  ====            ========             ========             ========

         See accompanying notes to the consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    FISCAL YEAR      TRANSITION      YEARS ENDED DECEMBER 31,
                                                                       ENDED        QUARTER ENDED   ----------------------------
                                                                    APRIL 1, 2001   APRIL 2, 2000       1999           1998
                                                                    -------------  ---------------- -------------- -------------
                                                                                           (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  7,175        $(2,664)       $(30,879)       $  3,464
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:

          Depreciation and amortization                                     5,533          1,461           7,134           6,756
          Impairment of goodwill and other long-lived assets                   --             --           2,603              --
          Provision for losses on assets held for disposition                 579             67           5,429              --
          Extraordinary gain due to refinancing, net of income tax         (8,456)            --              --              --
          Loss on sale of accounts receivable                                  --             --           2,667              --
          Deferred income tax provision (benefit)                          (5,295)            --           5,732           1,106
          Amortization of senior facilities debt discount
              and other matters                                             1,566             --              --              --
          Write-off of debt issuance issuance costs                            --             --           1,377              --
          Gain on the sale of PEO operations                                 (684)            --              --              --
          (Gain) loss on disposal of assets, net                             (281)           (91)           (303)             61
                                                                         --------        -------        --------        --------
      Changes in assets and liabilities (excluding effects of
        acquisitions and dispositions):                                       137         (1,227)         (6,240)         11,387
      (Increase) decrease in:
          Trade accounts receivable                                        18,173          7,155         (39,596)         36,744
          Prepaid expenses and other current assets                         2,392         (1,014)            293            (326)
          Other assets                                                        691            133          (1,542)           (419)
      Increase (decrease) in:
          Accounts payable                                                   (763)           785             867            (443)
          Accrued expenses:
                Payroll                                                    (7,614)         1,812           4,384             749
                Payroll taxes                                              (2,581)           298            (225)          1,685
                Workers' compensation and insurance                            29           (826)         (5,317)          1,494
                Reserve for restructuring charges                          (1,805)          (650)          2,905              --
                Other                                                      (1,639)           168           2,038             287
          Other current liabilities                                          (173)          (154)           (651)           (397)
                                                                         --------        -------        --------        --------
      Net cash provided by (used in) operating activities                   6,847          6,480         (43,084)         50,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sales as part of the Restructuring
          and related matters                                               1,075             40           2,740              --
Proceeds from sale of the building                                             --             --           6,207              --
Proceeds from the sale of PEO operations                                    3,314             --              --              --
Funding repayments (advances) from franchises, net                           (238)           (49)            284           1,745
Expenditures for acquisitions and related matters                              --             --            (213)        (27,769)
Purchases of property and equipment                                          (206)          (761)         (1,569)         (5,296)
Proceeds from property and equipment sale leaseback                            --             --           1,600              --
Proceeds from disposal of property and equipment                               --             --              --               4
                                                                         --------        -------        --------        --------
      Net cash provided by (used in) investing activities                   3,945           (770)          9,049         (31,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in excess of outstanding checks over bank balance,
  included in accounts payable                                             (3,249)         1,917             102           2,066
(Repayment of) net proceeds from credit facilities                         (5,642)        (6,321)         36,088         (12,820)
Proceeds from sale of interest rate hedge                                      --             --             250              --
Related party debt repayments                                                  --             --            (127)           (483)
Repayment of other long-term debt                                          (2,126)          (476)         (7,283)         (3,963)
Proceeds from sale of accounts receivable                                      --             --             220              --
Proceeds from sale of common stock, net of offering costs                      --             --              --               3
Distributions and other payments in connection
          with the Reorganization                                              --             --              --            (432)
                                                                         --------        -------        --------        --------
      Net cash (used in) provided by in financing activities              (11,017)        (4,880)         29,250         (15,629)

Net (decrease) increase in cash                                              (225)           830          (4,785)          3,816
Cash, beginning of period                                                   1,546            716           5,501           1,685
                                                                         --------        -------        --------        --------
Cash, end of period                                                      $  1,322        $ 1,546        $    716        $  5,501
                                                                         ========        =======        ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                            $  8,319        $ 1,823        $  6,030        $  4,960
                                                                         ========        =======        ========        ========


         See accompanying notes to the consolidated financial statements

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FUTURE LIQUIDITY

SUBSEQUENT EVENT - VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On June 11, 2001, Outsource International, Inc. ("Outsource") and its operating subsidiaries (the "Subsidiary Debtors" and together with Outsource, the "Debtors"), filed (the "Filings") voluntary petitions (the "Petitions") with the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The case number for the Outsource case is LA-01-28173-BB and the case numbers for the cases of the Subsidiary Debtors, which are being jointly administered separately from the case of Outsource, are LA-01-28179-BB, LA-01-28185-BB, LA-01-28191-BB, LA-01-28197-BB and LA-01-28201-BB. The Debtors
are managing their businesses and properties as debtors-in-possession.

Outsource has been operating with significant debt since October 1999, when Outsource borrowed approximately $52.0 million under a bank credit facility which was replaced in August 2000 by a $33.4 million bank credit facility (as amended, modified and supplemented through and including the date of the Filings, the "Pre-Petition Credit Facility") among Outsource, the Subsidiary Debtors and certain non-debtor subsidiary guarantors and the lenders (the "Secured Lenders") party thereto. As of the date of the filing, the Company had gross outstanding borrowings under its Pre-Petition Credit Facility of $16.9 million, Term Notes due the Secured Lenders of $26.1 million, and subordinated notes payable of $6.7 million, which were issued in connection with the acquisition of certain staffing companies during 1997 and 1998.

Since the fourth quarter of fiscal year 2001, sales of Outsource and its subsidiaries (collectively, the "Company") have been adversely affected by a downturn in the economy generally, as the demand for temporary industrial workers declined. The Company's sales and earnings, and the reduction in sales coupled with the size of the Company's debt, has resulted in the Company's being unable to support its debt service requirements.

As a result, in May 2001, Outsource determined that the most effective and efficient manner in which to address its excessive debt obligations, while at the same time minimizing disruption to the operations and businesses of the Company, was to effectuate a restructuring of Outsource and the Subsidiary Debtors under the auspices of Chapter 11 of the Bankruptcy Code.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

The Company's recurring losses from operations, its working capital deficiency and the inability of the Company to support its debt service requirements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of a plan of reorganization under the Bankruptcy Code, (ii) the Company's ability to achieve profitable operations after such confirmation, and (iii) the Company's ability to generate sufficient cash from operations to meet its obligations.

While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the amounts and classifications reported in the consolidated historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Chapter 11 proceedings.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Debtor's bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation or sale basis or their availability to satisfy liabilities, (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company, or (iv) as to operations, the effect of any changes that may be made in its business.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Substantially all of the Company's pre-petition debt is now in default due to the Filings. Although the Filings occurred after the fiscal year end, the accompanying consolidated financial statements reflect the classification of such debt as a current liability. This includes debt under the Pre-Petition Credit Facility.

NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: The Company is a national provider of human resource services focusing on the flexible industrial staffing ("staffing") market through its Tandem division and, until April 8, 2000, on the professional employer organization ("PEO") market through its Synadyne division. The Company also operated a small office clerical staffing business through its Office Ours division. As discussed further in Note 3, the Company sold its Synadyne division effective April 8, 2000, and the Office Ours division effective August 30, 1999. The Company provides its industrial staffing services through locations owned or leased by the Company (collectively identified as "Company-owned") and franchise locations and provided PEO and clerical staffing services through Company-owned locations until the sale of those divisions in April 2000 and August 1999, respectively.

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

A summary of the Company's significant accounting policies follows:

BASIS OF PRESENTATION: The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Outsource International, Inc. and the Subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

The Company's reportable operating segments are the Tandem division, which provides industrial staffing services, the Synadyne division, which provided PEO services, and the Franchising division - see Note 15. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which the Company internally disaggregates financial information for purposes of assisting in making internal operating decisions.

CHANGE OF FISCAL YEAR-END: The Company filed a Form 8-K during the fourth calendar quarter of 1999 indicating, among other things, its change for financial reporting purposes, effective January 1, 2000, from a fiscal year ended December 31 to a fiscal year ending the 52 or 53 week period ending the Sunday closest to March 31. The Company's transition period is January 1, 2000 though April 2, 2000.

PERVASIVENESS OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates underlying the Company's financial statements include the reserve for accounts receivable, the useful lives of goodwill, and accrued liabilities.

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

FRANCHISE FEE REVENUE RECOGNITION: The Company has executed franchise agreements that require the franchisee to pay an initial, non-refundable fee. In return, the franchisee is provided an exclusive area of operations, use of appropriate Tandem logos, and access to the Company's operating manuals. Prior to May 2000, the initial term of the franchise agreement was generally 10 years. However, any agreement entered into subsequent to May 2000 has an initial term of 20 years. Subject to approval, a franchisee may generally renew the agreement upon its expiration, at five year intervals, for up to a maximum additional period of 25 years beyond the initial term. These agreements also provide for continuing fees, comprised of a predetermined percentage of gross profit and or revenues ("Royalties"), and service fees. In return for the required service fee, the Company provides ongoing accounting, information systems and consulting services.

Initial franchise fees, which may be up to $20,000, are generally recognized when substantially all services or conditions relating to the franchise sale have been performed or satisfied by the Company. Costs relating to such fees are charged to selling, general and administrative expenses when incurred. When the fees are collected over an extended period of time and no reasonable basis for estimating collections exists, the fees are recognized as income when received through the use of the installment method. Royalties and the related fees derived from services provided to the franchisees are recognized as revenue when earned and become receivable from the franchisees.

In addition, prior to December 31, 1999, the Company allowed the franchisees to obtain workers' compensation coverage for their temporary service employees and core employees through the Company's own workers' compensation insurance policies and to utilize the Company's payroll funding services, see FUNDING ADVANCES below. Franchise PEO Services revenues, was based on the payroll and other related costs for the industrial personnel provided by the franchisees to their clients, under a relationship whereby the Company was the employer of those industrial personnel. Accordingly, revenues and the related direct costs were recognized by the Company as discussed under "Revenue Recognition" above.

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

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost and depreciated or amortized on a straight-line basis over the estimated useful service lives of the respective assets. Leasehold improvements are stated at cost and amortized over the shorter of the term of the lease or estimated useful life of the improvement. Amortization of property under capital leases, leasehold improvements and computer software is included in depreciation expense. The estimated useful life of buildings is 39 years, while the estimated useful lives of other items range from five to seven years.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

INTANGIBLE ASSETS: Intangible assets are comprised of goodwill, territory rights and other identifiable intangible assets. Goodwill relates to the excess of cost over the fair value of net assets of the businesses acquired excluding territory rights. Territory rights represent the excess of cost over the fair value of net assets of businesses acquired operating as franchises of the Company at the date of acquisition. Amortization of goodwill is calculated on a straight-line basis over periods ranging from 15 to 40 years. Amortization of territory rights, which is limited to the term of the franchise agreement, including renewal options, is calculated on a straight-line basis over periods ranging from 15 to 35 years. Other identifiable intangible assets include customer lists, employee lists and covenants not to compete acquired in connection with acquisitions. Such assets are recorded at fair value on the date of acquisition as determined by management with assistance of an independent valuation consultant and are being amortized over the estimated periods to be benefited, ranging from less than one year to 15 years.

Management assesses intangible assets for impairment whenever events or circumstances raise doubt as to the recoverability of an asset's carrying value. Management tests such assets for impairment by comparing the anticipated undiscounted future cash flows over the remaining amortization period to the carrying value of the respective intangible asset. If comparison of undiscounted cash flows indicates the future cash flows will not be adequate to recover the carrying value, the amount of impairment would be determined by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing these analyses, management considers such factors as current results, trends and future prospects, in addition to other relevant factors - see also Notes 3 and 4.

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

         REVOLVING CREDIT FACILITY AND LONG-TERM DEBT: The carrying amounts approximate the fair value at April 1, 2001 and April 2, 2000, respectively, because the interest rates on these instruments approximate interest rates currently available for similar borrowings. The Company's current borrowing facilities contain embedded derivatives as defined by Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company adopted on April 2, 2001 - see "New Accounting Pronouncements and Interpretations". As the Company's borrowing facilities charge interest at the greater of 9.0% or the prime rate plus a predetermined rate, future reductions in the prime borrowing rate below 9.0% could impact the fair value of the borrowing facilities. The Company's Consolidated Balance Sheet as of April 1, 2001 also contains a term note due to the Company's former syndicate of lenders which allows, but does not require prepayment, in which the Company would receive a 60% discount on the face value of the principal amount due. However, as these embedded derivatives are considered clearly and closely related to their host contracts, the borrowing facilities, recognition of the value of such derivatives on the Company's Consolidated Financial Statements, in accordance with SFAS 133 will not be required.

INCOME TAXES: The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for (a) the differences between financial statement carrying value and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


to affect taxable income and (b) net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense equals the taxes payable or refundable for the period plus or minus the change in the period of deferred tax assets and liabilities.

WORKERS' COMPENSATION: Effective January 1, 1997 through December 31, 1999, the Company's workers' compensation insurance coverage provided for a $250,000 deductible per accident or industrial illness with an aggregate maximum dollar limit based on 3.5%, 3.5% and 2.4% of covered payroll for the transition quarter ended April 2, 2000 ("transition quarter 2000") and the years ended December 31, 1999 ("1999"), and 1998 ("1998"), respectively. The Company employs an independent third-party administrator to assist it in establishing an appropriate accrual for the uninsured portion of workers' compensation claims arising in those years, including claims incurred but not reported, based on prior experience and other relevant data. The Company's policy is to accrue worker's compensation expense equal to the fully developed cost of claims incurred up to those maximum dollar limits, using internally generated rates that reflect the specific risk profile of each Company segment in order to allocate the maximum dollar limit between segments. For claims related to periods prior to 1997, there was no aggregate maximum dollar limit on the Company's liability for deductible payments.

For claims arising through December 31, 1998, the Company is only required to pay such claims as they actually arise, which may be over a period extending up to 5 years after the related incident occurred. In 1999, the Company selected a prefunded deductible program whereby expected 1999 claims expenses were funded in advance in exchange for reductions in administrative costs. The required advance funding was provided through either cash flows from operations or additional borrowings under the Revolving Credit Facility. This new arrangement adversely affected the Company's ability to meet certain financial covenants in 1999 - see Note 7.

In January 2000, the Company renewed its pre-funded deductible program for a one-year period. Under the new agreement, the Company funded $10.5 million in 12 installments for projected 2000 claims expenses. This claim fund requirement will be adjusted upward or downward in subsequent quarters based on the projected costs of actual claims incurred during calendar 2000, up to a maximum liability of $18.0 million. In addition, the Company agreed to establish a $3.0 million trust account naming Hartford Insurance Company as beneficiary to secure any liability for claim funding for 1999 and/or 2000 that exceed the pre-funded amounts up to the aggregate maximum cap for each year of $13.6 million and $18.0 million, respectively. This trust was being funded in 11 installments through December 2000, and as of October 1, 2000, the Company had funded $2.1 million into this trust account. However, in October 2000, the Company replaced the trust fund with letters of credit of $3.0 million. The $2.1 million funded to the trust account as of October 1, 2000 was refunded to the Company and used to pay down its senior borrowing facilities - see Note 7.

In January 2001, the Company entered into a pre-funded deductible program covering workers compensation, general liability and automobile liability for one year. Under this agreement, the Company will fund $9.5 million in 12 installments for projected calendar year 2001 claims expenses. This claim fund requirement will be adjusted upward or downward periodically based on the projected cost of the actual claims incurred during calendar year 2001, up to a maximum liability of $17.1 million.

AMORTIZATION OF DEBT DISCOUNT AND ISSUANCE COSTS: The Company records debt discount as a contra-liability and debt issuance costs as a non-current asset. Both are amortized to interest expense using the interest method.

STOCK BASED COMPENSATION: The Company uses the accounting methods prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and provides the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-based Compensation" - see Note 11.

ADVERTISING: The Company expenses advertising and promotional expenditures as incurred. Total advertising and promotional expenses were approximately $0.3 million during the fiscal year ended April 1, 2001 ("F2001"); and, $0.2 million, $1.1 million and $1.5 million, for transition quarter 2000, 1999 and 1998, respectively.

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS: In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company will implement SFAS No. 133 in its consolidated financial statements, effective April 2, 2001, the first day of fiscal year 2002 and has identified embedded derivatives related to its borrowing facilities and certain rental agreements, which are clearly and closely related to their host contracts and accordingly do not require separate accounting treatment as of that date. The Company has also identified derivatives related to leases which, while not clearly and closely related to the host contract, are immaterial to the Company's financial position and results of operations. Accordingly, adoption of SFAS 133 will not have a significant effect on the Company's Consolidated Financial Statements. SFAS 133 could, however, increase volatility in earnings and other comprehensive income if and when the Company enters into other such transactions in the future.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company adopted SAB 101 in F2001; however, such adoption had no impact on the Company's Consolidated Financial Statements.

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

NOTE 3.  RESTRUCTURING, SALE OF OPERATIONS AND ASSETS HELD FOR DISPOSITION

On August 6, 1999, the Company announced the following actions to improve its short-term liquidity, concentrate its operations within one core segment (Tandem, its flexible staffing division) and improve its operating performance within that segment:

(i) the sale of Office Ours, the Company's clerical staffing division, effective August 30, 1999. The Company received proceeds at closing of $1.9 million, not including $0.1 million, which was held in escrow until January 24, 2000, subject to verification of sold accounts receivable, and another $0.1 million held in escrow subject to compliance with warranties and representations. Approximately $0.5 million of the proceeds was used to satisfy obligations under the Securitization Facility and the remainder was applied to the Revolving Credit Facility - see Note 7. A gain of $0.5 million has been included as a component of other income in the Company's consolidated statement of operations for the year ended December 31, 1999. Revenues of Office Ours, prior to the sale, were $5.3 million and $8.1 million for 1999 and 1998, respectively. The loss before taxes for these operations, on a basis consistent with the segment information presented in Note 15, was $0.3 million and $0.4 million for 1999 and 1998, respectively.

(ii) the engagement of an investment banking firm to assist in the evaluation of the possible sale, or other strategic options, of Synadyne, the Company's PEO division. Effective April 8, 2000, the Company sold the operations of Synadyne, for which the Company received proceeds of $3.5 million at closing. Revenues of Synadyne, prior to the sale, were $0.1 million for F2001, and $44.8 million, $224.5 million and $202.9 million for the transition quarter 2000, 1999 and 1998, respectively. The (loss) income before taxes for these operations, on a basis consistent with the segment information presented in Note 15, was ($0.2) million during F2001, and ($0.3) million, $1.4 million and $0.7 million for the transition quarter 2000, 1999 and 1998, respectively; and

(iii) a reduction of the Company's flexible industrial staffing and support operations (the "Restructuring") consisting primarily of: the sale, franchise, closure or consolidation of 47 of the 117 Tandem branch offices existing as of June 30, 1999; an immediate reduction of the Tandem and corporate headquarters employee workforce by 110 employees, approximately 11% of the Company's workforce; and an additional reduction of 59 employees through the second quarter F2001. As of October 29, 2000, 48 branch offices had been eliminated in connection with the restructuring plan. During the second quarter of F2001 ("Q2 2001"), one office was removed from the held for disposition classification. The Company had also identified two additional offices that would be closed as a result of its ongoing restructuring activities and recorded the related assets as held for disposition at that time. These offices were subsequently closed in October 2000, and when it became apparent to management that these assets would

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


be abandoned, the Company recorded the write-down of the related assets as restructuring charges in the third quarter of F2001 ("Q3 2001"). The 48 offices sold, franchised, closed, or consolidated were not expected to be adequately profitable or were inconsistent with the Company's operating strategy of clustering offices within specific geographic regions. In addition, during the first quarter of F2001 ("Q1 2001"), when it became apparent that certain employees in offices sold and franchised to third parties would continue employment with such buyers, the expected reduction in staff was modified from 59 employees to 32 employees.


                                                          YEAR ENDED DECEMBER 31, 1999       TRANSITION QUARTER ENDED APRIL 2, 2000
                                                 ------------------------------------------- --------------------------------------
                                                               UTILIZATION                               UTILIZATION
                                                 ORIGINAL    -----------------   BALANCE AT  CHARGES     --------------  BALANCE AT
                                                 CHARGE      CASH     NON-CASH   12/31/99     Q1 2000    CASH   NON-CASH   4/2/00
                                                 ------      ----     --------   --------     -------    ----   --------   ------
                                                                          (Amount in Thousands)
Employee severance and
    other termination benefits                   $ 4,040     $1,318     $   --     $2,722     $(204)     $379     $--     $2,139

Professional fees                                  1,205      1,171         --         34       459       459      --         34

Lease termination and write-down of
    leasehold improvements at closed offices         400        295         --        105         1        57      --         49

Other restructuring charges                          146        102         --         44        33        44      --         33
                                                 -------     ------     ------     ------     -----      ----     ---     ------

Accrued restructuring charges                      5,791      2,886         --      2,905       289       939      --      2,255

Write-down to fair value/loss on sale
    of assets identified for disposition           5,429         --      5,429         --        67        --      67         --
                                                 -------     ------     ------     ------     -----      ----     ---     ------

Total restructuring and asset
    impairment activity                          $11,220     $2,886     $5,429     $2,905     $ 356      $939     $67     $2,255
                                                 =======     ======     ======     ======     =====      ====     ===     ======



                                                                 FISCAL YEAR ENDED APRIL 1, 2001
                                                  --------------------------------------------------------------
                                                                                   UTILIZATION

                                                  BALANCE AT    CHARGES          -------------------   BALANCE AT
                                                    4/2/00    TO OPERATIONS      CASH       NON-CASH      4/1/01
                                                    ------    -------------      ----       --------      ------
                                                                     (Amounts in thousands)
Employee severance and
    other termination benefits                      $2,139        $   (51)        $1,663        $ --        $425

Professional fees                                       34            782            816          --          --
Lease termination and write-down of
    leasehold improvements at closed offices            49            157            142          --          65

Other restructuring charges                             33            411            377          67          --
                                                    ------        -------         ------        ----        ----

Accrued restructuring charges                        2,255          1,299          2,997          67         490

Write-down to fair value/loss on sale
    of assets identified for disposition                --            579             --         579          --
                                                    ------        -------         ------        ----        ----
Total restructuring and asset
    impairment activity                             $2,255        $ 1,878         $2,997        $646        $490
                                                    ======        =======         ======        ====        ====


SEVERANCE AND OTHER RESTRUCTURING CHARGES

The original $11.2 million restructuring charge (the "Restructuring Charge") included $4.0 million for severance and other termination benefits, which included retention bonuses paid to certain employees who remained with the Company through December 31, 1999; $1.2 million for professional fees, and $0.6 million in lease termination and other charges. Severance and other termination benefits were reduced by $0.2 million and $0.1 million during the transition quarter 2000 and Q1 2001, respectively, to reflect the fact that certain employees of offices sold and franchised to third parties would continue employment with such buyers or franchisees and would not be paid the severance amounts that had been accrued. The Company recorded an additional $0.2 million in severance costs in Q2 2001 due to a reduction of headcount by 16 employees during the period whose severance payments were not accrued as part of the Restructuring Charge. During the third and fourth quarters of F2001, the Company reduced the reserve for severance by $0.1 million, to reduce the accrued taxes and benefits associated with the liability to reflect revised estimates of future amounts expected to be paid.

The remaining liability as of April 1, 2001 consists of $0.4 million for severance and other termination benefits for two employees who were terminated during the period of August 1999 through August 2000, and will be paid over a period ranging from one week to 12 months from the balance sheet date. As of December 31, 1999 and April 1, 2001, the Company had terminated 107 and 142 employees, respectively, in conjunction with its restructuring activities.

Professional fees of $1.2 million included in the original Restructuring Charge were primarily amounts paid to Crossroads Capital Partners, LLC for its services related to the Restructuring during the third and fourth quarters of 1999 - see

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 8. During transition quarter 2000 and F2001, the Company recorded additional restructuring charges for professional fees of $0.5 million and $0.8 million, respectively.

The Company utilized $0.6 million, $0.1 million and $0.4 million of the Restructuring Charge during F2001, the transition quarter and 1999, for the costs of terminating leases and other restructuring charges, as well as writing down the carrying value of leasehold improvements and other assets not usable in other Company operations. The Company completed its restructuring activities on October 29, 2000.

ASSETS HELD FOR DISPOSITION

The $5.4 million write-down of assets identified for disposition, recognized in the Company's results of operations for the year ended December 31, 1999, related to 27 Tandem offices, as follows: (i) a $0.4 million loss related to two staffing offices in Nevada purchased by the Company in 1998 - one office closed by the Company and one office sold on September 6, 1999 to an unaffiliated party, which paid a nominal amount and entered into a standard franchise agreement with the Company for the territory; (ii) a $1.5 million loss related to four staffing offices in North Carolina and South Carolina, purchased by the Company in 1998 - one office closed by the Company and three offices sold on October 18, 1999 to the former franchisee for $1.8 million (comprised of $0.2 million in cash, two promissory notes totaling $0.3 million, and cancellation of the Company's remaining indebtedness from the original acquisition of $1.3 million); and (iii) a $3.5 million write-down related to 20 additional staffing offices based on management's estimate of the ultimate sales prices that will be negotiated for these assets. This estimate was based on letters of intent received from potential buyers of these staffing offices.

Effective February 28, 2000, the Company sold its staffing office in the state of Washington for $0.3 million. The sales price was comprised primarily of a promissory note of $0.2 million.

During Q1 2001, the Company (i) sold one staffing office and closed another, in the state of Minnesota, effective April 10, 2000, for cash proceeds of $60,000,
(ii) franchised one of its staffing offices in the state of Ohio, effective April 10, 2000, for cash proceeds of $20,000, and (iii) sold its operations in the states of New Jersey and Pennsylvania effective June 26, 2000, comprising six staffing offices and two "vendor on premises" locations, for $1.3 million (comprised of cash proceeds of $0.8 million and two promissory notes totaling $0.5 million). In connection with the sale of its staffing offices in New Jersey and Pennsylvania, the Company recorded a $0.4 million loss on the sale, recorded as a charge to restructuring, in addition to the original $2.1 million write-down of these assets to their estimated net realizable value upon their classification as assets held for disposition.

Effective October 29, 2000, the Company sold its operations in the states of New Hampshire and Massachusetts, comprising five offices and two "vendor on premises" locations, for $125,000 (comprised of cash proceeds of $50,000 at closing and a two year $75,000 promissory note). In addition, the Company received $175,000 in January 2001 in settlement of future payments which were to be received equal to 30% of EBITDA of the sold offices during the next two years. Excluded from the sale were cash, accounts receivable and deferred income taxes, as well as accrued liabilities and accounts payable. As previously stated, the Company recorded an additional $133,000 charge to restructuring during Q2 2001 to reduce the carrying value of these assets to their net realizable value.

In connection with the corporate support center workforce reductions and the then anticipated disposition of Synadyne, the corporate support center building was sold on December 29, 1999. The Company received $6.1 million in net proceeds from the sale of the support center building and certain assets, of which $3.8 million was used to extinguish the mortgage obligations, $1.4 million was used to reduce the Company's bank debt and $0.9 million was put in escrow, and will be released in installments through October 1, 2002. In connection with the sale, the Company recorded a gain of approximately $50,000 in its 1999 results of operations.

The Company's assets held for disposition as of April 2, 2000 are stated at the lower of original cost (net of accumulated depreciation or amortization) or fair value (net of selling and disposition costs) and presented in thousands, as follows:

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                NET ORIGINAL COST
                                 -----------------------------------------------
                                    PROPERTY      GOODWILL AND                     LOWER OF
                                      AND             OTHER                        COST OR
                                   EQUIPMENT      INTANGIBLE ASSETS   TOTAL       FAIR VALUE
                                   ---------      -----------------   -----       ----------
Tandem branch offices               $  619              $5,284       $5,903         $2,167
Synadyne division                       --                 242          242            242
                                    ------              ------       ------         ------
                                    $  619              $5,526       $6,145         $2,409
                                    ======              ======       ======         ======

As part of the Restructuring efforts, the Company classified assets with a carrying value of $11.8 million as assets held for disposition. As described above, the Company sold Tandem branch offices and the corporate support center building, with a combined carrying value of $8.1 million during the third and fourth quarters of 1999 and transition quarter 2000. Certain Synadyne assets, with a carrying value of $1.3 million, were removed from such classification as of December 31, 1999 when it became apparent that they would not be sold in connection with the sale of the Synadyne operations on April 8, 2000. The remainder of the Company's assets held for disposition were sold on October 29, 2000.

Upon classification as assets held for disposition, the Company discontinued the related depreciation and amortization for these assets, which reduced operating expenses by approximately $0.3 million, $0.4 million and $0.4 million during F2001, transition quarter 2000 and 1999, respectively.

The Tandem operations sold, franchised or closed (excluding offices consolidated into existing offices) as part of the Restructuring generated revenues and loss before taxes as follows (amounts are in thousands) - See Note 15 for Synadyne information:


                             FISCAL YEAR      TRANSITION              YEAR ENDED DECEMBER 31,
                                ENDED        QUARTER ENDED         -------------------------------
                             APR 1, 2001      APR 2, 2000               1999            1998
                            ---------------  --------------        ------------   ----------------
Revenues                     $ 11,060             $ 8,437             $ 51,405             $ 54,720
                             ========             =======             ========             ========
Loss before taxes            $   (623)            $  (488)            $ (1,997)            $ (1,038)
                             ========             =======             ========             ========


NOTE 4.  ACQUISITIONS

Goodwill and other intangible assets consist of the following amounts:


                                                              APRIL 1,       APRIL 2,              WEIGHTED AVERAGE
                                                                2001           2000                AMORTIZATION PERIODS
                                                           -------------- --------------          -----------------------
                                                               (Amounts in thousands)
 Goodwill                                                       $ 23,839       $ 23,809                  30.2
 Territory rights                                                 20,398         20,398                  34.3
 Customer lists                                                    7,720          7,720                   6.5
 Covenants not to compete                                          1,561          1,561                   9.0
 Employee lists                                                      291            291                   0.1
                                                                --------       --------
 Goodwill and other intangible assets                             53,809         53,779                  27.6
 Less accumulated amortization                                    10,944          7,996
                                                                --------       --------
 Goodwill and other intangible assets, net                      $ 42,865       $ 45,783                  24.1
                                                                ========       ========

The following acquisitions have been accounted for as purchases. The results of operations of the acquired businesses are included in the Company's consolidated

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


statements of operations from the effective date of acquisition. The additional payments based on future gross profit of certain acquired businesses are not contingent on the continued employment of the sellers. Such additional amounts, if paid, will be recorded as additional purchase price and increase goodwill. The purchase prices are stated before adjustments to reflect imputed interest on acquisition financing and do not include acquisition related professional fees and other costs capitalized as additional purchase price.

In addition, effective August 15, 2000, the Company, as part of its refinancing efforts, renegotiated its unpaid acquisition notes payable, which are subordinated to the Company's bank financing. The Company's outstanding obligation for these acquisition notes payable was $6.8 million and $6.9 million as of April 1, 2001 and April 2, 2000, respectively - see Note 7. The financing arrangements discussed below reflect the original contractual provisions at the time of acquisition.

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

During the first quarter of 1998, the Company purchased 100% of the common stock of Employment Consultants, Inc., X-tra Help, Inc. and Co-Staff, Inc. (none previously affiliated with the Company), which were flexible staffing operations with four locations. The total purchase price (which includes $2.5 million for the excess of net tangible assets over liabilities assumed) was $11.7 million, paid in cash, notes and $0.8 million in the Company's common stock (57,809 shares) delivered at closing. One of the notes may increase without limit or decrease by up to $875,000 based on the gross profit from the acquired locations for the two years following the acquisition. Based on performance stipulations, the note to the seller was increased by $0.1 million in 1999. Certain sellers received options to purchase a total of 6,000 shares of the Company's common stock at fair market value on the date of issuance. Such options were issued January 31, 1998 and were still outstanding at April 1, 2001.

Effective February 16, 1998, the Company purchased the franchise rights from one franchise group for four flexible staffing locations and converted these locations to Company-owned locations. The shareholders of the franchise group are shareholders of the Company but do not hold a controlling interest in the Company. The purchase price was $6.9 million, with $5.0 million paid in cash at closing plus the issuance of a note for $1.7 million bearing interest at 7.25% per annum (imputed at 8.75% for financial statement purposes) and payable quarterly over three years. The remaining $0.2 million of purchase price represents the Company's assumption of approximately $0.1 million of the seller's liabilities under certain employment contracts and the Company's agreement to reduce by approximately $0.1 million the sellers' obligation to the Company in connection with the termination of their remaining franchise agreements with the Company - see Note 12. During the second quarter of 1998, the Company also purchased the franchise rights from three franchisees for five flexible staffing locations and converted these locations to Company-owned locations. The total purchase price was $1.6 million in cash and notes.

During the second quarter of 1998, the Company purchased four flexible staffing operations, none previously affiliated with the Company, with a total of five locations. The total purchase price was $9.2 million, with $7.1 million paid in cash at closing (which included $0.9 million placed in escrow) plus notes issued for $2.1 million. The escrowed portion was payable to one of the sellers approximately fourteen months after closing, less any portion paid to the Company as compensation for any losses resulting from certain breaches of one of the asset purchase agreements. The Company was obligated for (i) an additional payment to one of the sellers equivalent to any increase in the amount of gross profit of the locations acquired from such seller for the twelve months ending May 31, 1999, as compared to the greater of a contractually defined amount or the gross profit of those locations for the twelve months ended March 31, 1998

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


and (ii) an additional payment up to $0.2 million, of which the Company paid $0.2 million to the seller in 1999, contingent primarily upon the gross profit of one of the acquired locations for the twelve months following the acquisition.

During the third and fourth quarters of 1998, the Company (i) purchased the franchise rights from two franchisees for three flexible staffing operations and converted these locations to Company-owned locations and (ii) purchased certain PEO operations from an unaffiliated party which were immediately transferred to existing Company locations. The total purchase price was $1.2 million in cash and the Company's assumption of liabilities. Approximately $0.1 million of this purchase price is contingent upon the gross profit of certain of the acquired locations for the three years following the acquisition, and this amount may increase to $0.5 million. As of April 1, 2001, no additional payments had been made by the Company based on the aforementioned contractual stipulations.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 121, management assesses on an ongoing basis if there has been an impairment in the carrying value of its long-lived assets. During the third and fourth quarters of 1999, it was determined that the undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible asset might not be recoverable, and as such, the carrying value of the respective intangible asset was reduced. The operating results of these acquired offices had declined over time, primarily due to the attrition of customers existing as of the respective acquisition dates. The amount of the impairment ($2.6 million included in operating expenses for 1999) was primarily determined by comparing anticipated discounted future cash flows from the acquired businesses with the carrying value of the related assets. In performing this analysis, management considered such factors as current results, trends and future prospects, in addition to other relevant factors.

The original carrying value of the goodwill and other intangible assets exceeded the discounted projected cash flow by approximately $2.1 million for three 1998 acquisitions, one 1997 acquisition, and one 1996 acquisition. The $2.1 million impairment was comprised of goodwill of $1.2 million, territory rights of $0.4 million, and other intangible assets of $0.5 million. The Company also recorded an impairment as of September 30, 1999 of $0.4 million based on the October 1999 sale of its 1998 Tandem acquisition in Wisconsin, as discussed above. In addition, the Company recognized an impairment of $0.1 million arising from doubt concerning the Company's ability to enforce a non-compete agreement with the former owner of an acquisition in Illinois.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                               APRIL 1,       APRIL 2,
                                                            -------------- --------------
                                                                 2001           2000
                                                            -------------- --------------
                                                               (Amounts in thousands)

 Buildings and land                                                $ 816          $ 816
 Furniture, fixtures and equipment                                 7,241          8,303
 Computer software                                                 5,263          6,421
 Leasehold improvements                                            2,084          2,111
 Vehicles                                                            432            497
                                                                 -------        -------

 Property and equipment                                           15,836         18,148
 Less accumulated depreciation and amortization                   (9,396)        (8,994)
                                                                 -------        -------
 Property and equipment, net                                     $ 6,440        $ 9,154
                                                                 =======        =======


Depreciation and amortization expense for property and equipment for F2001, the transition quarter 2000, 1999 and 1998 was $2.6 million, $0.7 million, $3.4 million and $3.1 million, respectively.

As part of the Restructuring, during 1999 the Company classified certain assets previously recorded as property and equipment to assets held for disposition. The carrying value of those assets transferred was $6.7 million and was comprised of (i) the corporate support center building, (ii) furniture, fixtures and equipment, (iii) software, and (iv) leasehold improvements. In addition, assets with a carrying value of $0.4 million were sold as part of the disposition of Office Ours - see Note 3. The Company engaged an independent firm to evaluate the fair market value of the corporate support building. The firm determined that the fair market value of the building exceeded its carrying value as of the date of its classification as held for disposition. The

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


remaining assets related to staffing offices sold or franchised as part of the Company's restructuring efforts were written down to fair value based on either the actual sales prices negotiated or management's estimate of the ultimate sales prices to be negotiated for these assets, based on letters of intent secured from potential purchasers.

During April 1999 the Company received $1.6 million from a financial institution in connection with a sales/leaseback transaction, which amount exceeded, at the time of the transaction, the net book value of the property and equipment previously purchased by the Company. The unrealized gain is being deferred and amortized over the life of the assets. The capital lease obligation is repayable over three years at an imputed interest rate of approximately 10.0%. In addition, as part of the sale of its Synadyne operations on April 8, 2000, the Company sold assets with a net book value of $0.7 million.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  INCOME TAXES

The net deferred tax asset as of April 1, 2001 and April 2, 2000 includes deferred tax assets and liabilities attributable to the items in the table below, including amounts recorded as a result of the February 21, 1997 termination of the elections by the initial subsidiaries to be treated as S corporations, in thousands:


                                                                      APRIL 1,            APRIL 2,
                                                                     --------             --------
                                                                       2001                 2000
                                                                     --------             --------
CURRENT:
Workers' compensation accrual                                        $  4,065             $  4,511
Allowance for doubtful accounts                                           683                  536
Change from cash to accrual tax basis                                      --                 (386)
Restructuring costs                                                        --                  868
Forgiveness of debt                                                    (1,155)                  --
Other                                                                      54                   74
                                                                     --------             --------
Net current deferred tax asset before valuation allowance
  included in prepaid expenses and other current assets                 3,647                5,603
Less:  Valuation allowance                                             (3,647)              (5,603)
                                                                     --------             --------
Net current deferred tax asset                                       $     --             $     --
                                                                     --------             --------
NON CURRENT:
Fixed assets and intangible assets basis differences                 $    780             $  2,404
Net operating loss carryforward                                         6,660                4,420
Employment tax credit carryforward                                      2,923                2,327
Forgiveness of debt                                                    (1,588)                  --
Other                                                                     574                  148
                                                                     --------             --------
Net non-current deferred tax asset                                      9,349                9,299
Less:  Valuation allowance                                             (9,349)              (9,299)
                                                                     --------             --------
Net non-current deferred tax asset                                   $     --             $     --
                                                                     --------             --------

Net deferred tax asset before valuation allowance                    $ 12,996             $ 14,902
Less:  Valuation allowance                                            (12,996)             (14,902)
                                                                     --------             --------
Net deferred tax asset                                               $     --             $     --
                                                                     ========             ========


The provision for income taxes in 1999 consisted of the valuation allowance of $14.1 million offset by potential tax benefits of $9.9 million resulting from losses incurred in that period, and was increased by the $0.9 million tax benefit resulting from losses during transition quarter 2000. The valuation allowance was established by the Company in 1999, and increased in transition quarter 2000, because it was not clear that utilization of the tax benefits resulting from operating losses and other temporary differences were "more likely than not" to be realized, as required by SFAS 109.

During Q1 2001, the Company reduced its deferred tax asset valuation allowance by a net reduction of $7.3 million, which was expected to be realized through utilization of the existing net operating loss carryforward, relating to the extinguishment gain of approximately $8.5 million ($13.8 million less $5.3 million of income tax) that was recorded in Q2 2001 (see Note 7), and through taxable income from future operations. The Company's expectations of future taxable income were consistent with past operating history and did not incorporate operating improvements to achieve such income. During Q2 2001, the Company reduced the deferred tax valuation allowance by an additional $1.1 million based on improvements in the Company's operating results. During the third and fourth quarters of F2001, the Company increased the valuation allowance by $6.5 million, which was due to the Company's loss before income taxes during those quarters and revised estimates of taxable income (loss) from future operations based on actual operating results during the period. The impact of the increase of deferred tax valuation allowance was to fully reserve the deferred tax asset as of April 1, 2001.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The employment tax credit carryforward of $2.9 million as of April 1, 2001 will expire during the years 2012 through 2020. The employment tax credits recorded by the Company from February 21, 1997 through December 31, 1999 include Federal Empowerment Zone ("FEZ") credits which represent a net tax benefit of $0.6 million. Although the Company believes that these FEZ credits have been reasonably determined, the income tax law addressing how FEZ credits are determined for staffing companies is evolving and the Company's position with regard to the calculation of the FEZ credit has been challenged by the Internal Revenue Service.

During 1999, the Company received a preliminary report from the Internal Revenue Service ("IRS") proposing adjustments to the previously reported taxable income and tax credits for certain of the Company's subsidiaries for the years ended December 31, 1994, 1995 and 1996. Since that time, and as a result of analysis and discussions with the Company, the IRS proposed adjustments have been modified. The Company is currently evaluating the merits of these proposed adjustments with the original shareholders. Since the subsidiaries were "S" corporations for the periods under examination, the proposed adjustments, if ultimately accepted or proven to be appropriate, would not result in a materially unfavorable effect on the Company's results of operations, although additional shareholder distributions, of at least $2.0 million, could result as discussed in Note 8.

The components of the income tax provision (benefit) are as follows:


                                               FISCAL YEAR      TRANSITION
                                                  ENDED        QUARTER ENDED         YEAR ENDED DECEMBER 31,
                                             ---------------- ---------------     ------------------------------
                                              APRIL 1, 2001    APRIL 2, 2000          1999            1998
                                             ---------------- ---------------     -------------  ---------------
                                                                 (Amounts in thousands)
Federal - Current                             $    --             $  --             $ (1,816)            $ 1,682
State - Current                                   794                --                  208                 362
                                              -------             -----             --------             -------
                 Total -- Current                 794                --               (1,608)              2,044
                                              -------             -----             --------             -------

Federal - Deferred                             (2,963)             (707)              (6,637)               (357)
State - Deferred                                 (426)             (122)              (1,704)                (76)
                                              -------             -----             --------             -------
                 Total -- Deferred             (3,389)             (829)              (8,341)               (433)
                                              -------             -----             --------             -------

Total                                          (2,595)             (829)              (9,949)              1,611
Change in valuation allowance                  (1,906)              829               14,072                  --
                                              -------             -----             --------             -------
Income tax provision (benefit)                $(4,501)            $  --             $  4,123             $ 1,611
                                              =======             =====             ========             =======

During 1997, the Company recorded a $6.6 million income tax benefit which reduced the extraordinary loss arising from early debt retirement. The extraordinary expense of $1.4 million recognized by the Company in 1998 represents a reduction of the 1997 tax benefit, arising from the final valuation for income tax purposes of the deduction allowable to the Company related to warrants to purchase 392,896 shares of the Company's common stock. The warrants were issued by the Company and placed into escrow in 1997 but the ultimate recipient was not determined until February 21, 1999 - see Note 7. Although the Company recognized a tax benefit in 1997 associated with the debt discount amortization expense for these warrants, the benefits were initially recorded as a deferred tax asset since these expenses would be tax deductible by the Company as interest expense only if and when the warrants were released to the Senior Note Holders and only to the extent of the fair value of the warrants upon release. As the public market price of the Company's shares on February 21, 1999 was less than the public market price on the offering valuation date, the estimated tax benefit initially recorded was adjusted to the tax benefit as finally determined. In addition to the $1.4 million extraordinary item, another $141,000 expense was included in the Company's 1998 income tax provision due to the adjustment for tax return purposes of the 1997 put warrants valuation adjustment - (see Note 7) associated with these warrants.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The Company's effective tax rate differed from the statutory federal rate of 35%, as follows:


                                                             FISCAL         TRANSITION         FOR THE YEAR ENDED DECEMBER 31,
                                                           YEAR ENDED      QUARTER ENDED      ----------------------------------
                                                         APRIL 1, 2001     APRIL 2, 2000           1999              1998
                                                       ----------------  ----------------     --------------     --------------
(Amounts in thousands):                                AMOUNT      RATE  AMOUNT      RATE     AMOUNT    RATE     AMOUNT    RATE
                                                       ------      ----  ------      ----     ------    ----     ------    ----
Statutory rate applied to income (loss) before
   income taxes and extraordinary item                $(2,023)    (35.0)%  $(932)   (35.0)%  $ (9,364)   (35.0)%  $ 2,272    35.0%
Increase (decrease) in income taxes resulting from:
   State income taxes, net of federal benefit             237       4.1      (88)    (3.3)       (987)    (3.7)       189     2.9
   Put warrants valuation adjustment                       --        --       --       --          --       --        141     2.2
   Employment tax credits                                (393)     (6.8)     (97)    (3.6)       (285)    (1.1)      (975)  (15.0)
   Nondeductible expenses                                (335)     (5.8)      29      1.1         299      1.1        215     3.3
   Other                                                  (81)     (1.4)     259      7.1         388      1.5       (231)   (3.6)
                                                      -------     -----    -----     -----   --------     -----   -------    ----
Total before change in valuation allowance             (2,595)    (44.9)    (829)   (33.7)     (9,949)   (37.2)     1,611    24.8
Change in valuation allowance                          (1,906)    (33.0)     829     33.7      14,072     52.6         --      --
                                                      -------     -----    -----     -----   --------     -----   -------    ----
Total                                                 $(4,501)    (77.8)%  $  --      --%    $  4,123     15.4%   $ 1,611    24.8%
                                                      =======     =====    =====     =====   ========     =====   =======    ====


NOTE 7.  DEBT

SENIOR FACILITIES - THE REFINANCING

Effective August 15, 2000, the Company entered into a three-year agreement with a syndicate of lenders led by Ableco Finance, Inc., as agent, which replaced our previous senior credit facility with a syndicate of lenders led by Fleet National Bank (the "Fleet Facility") with a $33.4 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility includes a subfacility for the issuance of standby letters of credit, and two term loans, Term Loan A and Term Loan B ("Term Loans"), of $17.6 million and $9.0 million, respectively (the "Refinancing"). Both the Revolving Credit Facility and the Term Loans are secured by all the assets of the Company and its subsidiaries. The Revolving Credit Facility bears interest at prime or 9.0%, whichever is greater, plus 2%. The Term Loans bear interest at prime or 9.0%, whichever is greater, plus 3.5% and 5.0% per annum, respectively. In connection with the Refinancing, the Company issued warrants to the Lenders to purchase up to a maximum of 200,000 common shares of the Company, exercisable for a term of five years, at $0.01 per warrant, but only if any letter of credit issued by the Lenders on behalf of the Company is drawn upon.

The Company agreed to maintain certain financial ratios, including fixed charge coverage, consolidated EBITDA, leverage and tangible net worth, above or below certain thresholds. The Revolving Credit Facility was amended in October 2000 to, among other things, allow the Company to repurchase certain stock options issued under its incentive stock option plan and in November 2000, to increase the Company's letter of credit subfacility to $6.0 million.

The provisions of Term Loan A require quarterly payments of $500,000 commencing on April 30, 2001 through maturity in August 2003, at which time the remaining unpaid obligation is scheduled to be satisfied. The entire outstanding balance of Term Loan B matures in August 2003.

On April 30, 2001, the Company's senior lenders agreed to amend the financing agreement to extend the commencement date for the initial installment of $500,000 on Term Loan A from April 30, 2001 to May 30, 2001, and on May 30, 2001, the Company's senior lenders agreed to further extend the commencement date from May 30, 2001 to June 30, 2001 and to capitalize any interest accruing from May 30, 2001 to June 30, 2001 and add such capitalized interest to the outstanding principal amount of the Company's Term Loan. As discussed in Note 1, as a result of the automatic stay in effect, the Company is prohibited from paying any principal or interest on this indebtedness unless the stay is modified or lifted or payment is otherwise approved by the Bankruptcy Court.

A portion of the Ableco Facility was used to satisfy the Fleet Facility with Fleet National Bank, for itself and as agent for three other banks (the "Fleet Group"). Prior to the closing of the Refinancing, the outstanding balance of the Fleet Facility was approximately $52.0 million. The balance was satisfied in full with a cash payment of approximately $32.3 million and the issuance of a four-year, $5.3 million subordinated term note (the "Fleet Term Note"). The Fleet Term Note is subordinated to the Revolving Credit Facility and Term Loans and includes interest only for four years, followed by a balloon payment for the entire principal amount. In addition, the Company is entitled to a 60% discount on the Fleet Term Note if such note is satisfied within 18 months. This

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


obligation bears interest at Fleet's Alternative Prime Rate ("APR") plus 3.5% per annum. In connection with the Refinancing and in satisfaction of the Company's obligation to the Fleet Group, the Company has issued 524,265 warrants to the Fleet Group to purchase common shares of the Company, which constitutes 5.0% of the common stock of the Company on a fully diluted basis. The warrants are exercisable for a term of 10 years at $0.001 per warrant. The fair value of the warrants, $0.6 million, was recorded as additional paid-in capital and treated as a debt discount to be amortized over the life of the Fleet Term Note. In connection with the Refinancing and the termination of the Fleet Facility, the Company recorded an extraordinary gain of approximately $8.5 million, net of tax, in the quarter ended October 1, 2000.

As of April 1, 2001, the Company had gross outstanding borrowings of approximately $9.3 million under its Revolving Credit Facility, $26.0 million under the provisions of its Term Loans, and $5.3 million under the provisions of the Fleet Term Note. In connection with the refinancing on August 15, 2000, the Company recorded a debt discount of $9.0 million, which is being amortized as interest expense over the three year life of the borrowing agreements with the syndicate of lenders and is allocated in the Company's Consolidated Balance Sheets between the Revolving Credit Facility and Term Loans A and B. As of April 1, 2001, the Revolving Credit Facility bore interest at 11.0%, Term Loan A and Term Loan B bore interest at 12.5% and 14.0%, respectively, and the Fleet Term Note bore interest at 12.5%. The weighted average interest rate payable on the outstanding balances for all debt year-to-date through April 1, 2001, exclusive of discount, was approximately 13.2% per annum, compared to approximately 8.7% per annum during the same period in 1999. The effective interest including the debt discount was 16.8% as of April 1, 2001.

In addition to the Revolving Credit Facility indebtedness discussed above, the Company had bank standby letters of credit outstanding in the aggregate amount of $4.1 million as of April 1, 2001, of which $0.7 million secured the pre-1999 portion of the workers' compensation obligations that are recorded as a current liability on the Company's Consolidated Balance Sheets. In October 2000, the Company replaced the trust fund intended to secure any liability for workers' compensation claims funding for 1999 and 2000 with letters of credit of $3.0 million. Prior to October 2000, the Company had agreed to provide extra collateral to secure any liability for claim funding for 1999 and 2000 that might exceed the pre-funded amounts by establishing a $3.0 million trust account naming Hartford Insurance Company as beneficiary. As of October 1, 2000, $2.1 million had been funded into the trust account. The $2.1 million funded to the trust account as of October 1, 2000 was used to pay down the Company's senior credit facilities. The remaining $0.4 million portion of bank standby letters of credit, which is supported by a $0.4 million cash escrow balance, is to secure future payments on a capital lease for furniture that was sold along with the Company's corporate headquarters in December 31, 1999.

SENIOR FACILITIES - PRIOR TO AUGUST 15, 2000

Prior to August 15, 2000, the Company's primary sources of funds for working capital and other needs was the Fleet Facility which included (i) a $26.1 million credit line (the "Fleet Revolving Credit Facility"), including existing letters of credit of $4.8 million, and (ii) a $33.0 million credit facility, based on and secured by the Company's accounts receivable (the "Fleet Receivable Facility"). Effective April 13, 2000, due in part to the sale of the Company's Synadyne operation, the maximum availability under the Fleet Receivable Facility was reduced from $50.0 million to $33.0 million. Effective May 1, 2000, the maximum availability under the Fleet Revolving Credit Facility was reduced from $25.5 million to $25.3 million (including existing letters of credit of $4.8 million), and effective in June 2000, the maximum availability under the Fleet Revolving Credit Facility was increased to $26.1 million to provide for the Company's seasonal increase in working capital requirements.

Prior to their expiration, the Fleet Receivable Facility bore interest at Fleet's prime rate plus 2.0% per annum, which was 11.5%, 11.0% and 10.5% as of August 15, 2000, April 2, 2000 and December 31, 1999, respectively, while the Fleet Revolving Credit Facility bore interest at prime plus 5.0% per annum, which was 14.5%, 14.0% and 13.5% as of August 15, 2000, April 2, 2000 and
December 31, 1999, respectively. As of April 2, 2000, the Company had outstanding borrowings of $16.2 million under the Fleet Revolving Credit Facility and $34.6 million under the Fleet Receivable Facility.

The above agreements with the Fleet Group, which were effective October 1, 1999, replaced the previously existing $50.0 million securitization facility (the "Securitization Facility") and amended the previously existing $29.9 million revolving credit facility (which included letters of credit of $8.4 million) (i) reducing the maximum availability to $25.5 million, including existing letters of credit of $5.0 million, (ii) eliminating certain financial covenants and
(iii) adding events of default, including a provision enabling the lenders' syndicate to increase the stated interest rate and/or accelerate the maturity

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


date of the facility if, in their sole discretion, the lenders were not satisfied with the Company's business operations or prospects. Outstanding amounts under the revolving credit facility were secured by substantially all of the Company's assets and the pledge of all of the outstanding shares of common stock of each of its subsidiaries. The agreements also contained terms that increased the weighted average interest rate payable on the outstanding balances during the period, exclusive of related fees and expenses and not including a higher default rate, to approximately 11.2% per annum as of December 31, 1999, and subsequently 12.0% per annum as of April 2, 2000, compared to approximately 7.1% per annum under the old agreements.

Due to the modification of terms discussed above, the Company recorded a $1.4 million expense in the fourth quarter of 1999 from the acceleration of the amortization of certain loan fees, offset by a gain of $0.3 million from the sale of the interest rate hedge. In addition, the Company paid an initial fee related to the Fleet Receivable Facility in the Q4 1999 that was approximately equal to another 1.0% per annum for the three-month term of that loan plus legal fees and other expenses related to both facilities totaling approximately $0.3 million.

The previously existing Securitization Facility, which was terminated October 1, 1999, was a financing arrangement under which the Company could sell up to a $50.0 million secured interest in its eligible accounts receivable to Eagle Funding Capital Corporation ("Eagle"), which used the receivables to secure A-1 rated commercial paper. The Company's cost for this arrangement was classified as interest expense and was based on the interest paid by Eagle on the balance of the outstanding commercial paper, which in turn was determined by prevailing interest rates in the commercial paper market and was approximately 5.65% as of December 31, 1998.

SUBORDINATED DEBT

In order to remain in compliance with certain covenants in the Fleet Revolving Credit Facility, and to reduce the cash impact of scheduled payments under its subordinated acquisition debt, the Company negotiated extensions of the payment dates and modified the interest rates and other terms of certain of its subordinated acquisition notes payable in 1999. The Company had not made substantially all of the scheduled payments due and, as a result, was in default on acquisition notes payable having a total outstanding principal balance of $6.9 million as of August 15, 2000. On August 15, 2000, in connection with the Refinancing, substantially all of the acquisition notes payable were amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the debt for three years following the closing of the Refinancing, followed by two years of equal monthly payments of interest and principal, which will retire the debt. In connection with the amendments to the subordinated acquisition notes payable, the Company paid $0.8 million of accrued interest to the relevant noteholders at the closing of the Refinancing.

SENIOR NOTES

On February 21, 1997, following the Reorganization, the Company issued senior subordinated promissory notes ("Senior Notes") in the principal amounts totaling $14.0 million and $11.0 million with two investors (the "Senior Note Holders"). The Senior Notes were repaid in full in October 1997 from the proceeds of the Offering.

In connection with the issuance of the Senior Notes, the Company issued to the Senior Note Holders warrants to purchase 786,517 shares of common stock at $0.01 per share to be exercised at the discretion of the Senior Note Holders and expiring five years from issuance. Of the 786,517 warrants issued, 573,787 warrants were placed in escrow.

In April 1997, warrants to purchase 180,891 shares were released from escrow to the Company's shareholders as a result of the Company's consummation of the last of certain acquisitions in accordance with conditions of the agreements related to the Senior Notes. In F2001, 29,575 of these warrants were exercised. The balance of the warrants, which were released from escrow to the Senior Note Holders as of March 1, 2000 are exercisable at any time and expire in February 2002.

As a result of the early repayment of the Senior Notes in October 1997, the Company recorded an extraordinary loss in 1997 of $13.4 million (net of a $6.6 million income tax benefit). This loss consists of the unamortized debt discount and the unamortized debt issuance costs related to the Senior Notes. In 1998, the Company recognized an extraordinary expense of $1.4 million representing a reduction of the 1997 income tax benefit, arising from the final valuation for income tax purposes of the deduction allowable to the Company related to the unamortized debt discount.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:


                                                                                     APRIL 1,        APRIL 2,
                                                                                       2001            2000
                                                                                  --------------   -------------
                                                                                      (Amounts in thousands)
Obligations under capital leases.  See discussion below                               $1,399            $2,754
Acquisition notes payable, subordinated to the Company's Senior Facilities and payable over three years at imputed interest rates
   from 8.75% to 12.5% per annum.  See Notes 4 and 7                                   5,556             5,753
Mortgage notes payable in monthly installments and collateralized by buildings and land.  The interest rates range from 8.0% to
   9.5% per annum                                                                        369               565
Notes payable in monthly installments and collateralized
   by property and equipment.  The interest rates range from 8.25% to
   13.7% per annum                                                                       113               142
Insurance premium notes payable                                                          253               355
                                                                                      ------            ------
Long-term debt                                                                         7,690             9,569
Less current maturities of long-term debt                                                 --             7,635
                                                                                      ------            ------
Long-term debt, less current maturities                                               $7,690            $1,934
                                                                                      ======            ======


The Company had an acquisition note payable, subordinated to the Fleet Revolving Credit Facility, due to a shareholder of the Company, which is not included in the table above, with an outstanding balance of $1.2 million as of April 1, 2001 and April 2, 2000, respectively - See Note 12.

The aggregate annual principal payments on long-term debt (including obligations under capital leases) were as follows as of April 1, 2001, in thousands:

           2002                                        $ 1,734
           2003                                            578
           2004                                          1,468
           2005                                          2,660
           2005                                          1,189
           Thereafter                                       61
                                                       -------
                                                       $ 7,690
                                                       =======


CAPITAL LEASES: Furniture, fixtures, equipment and computer software held under capital leases and included in property and equipment were $1.0 million and $2.1 million, net of accumulated depreciation of $2.1 million and $1.9 million as of April 1, 2001 and April 2, 2000, respectively.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of future minimum lease payments, and their present value, required under all capital leases for the fiscal years ended after April 1, 2001, in thousands:

2002                                                   $1,341
2003                                                      140
2004                                                        8
2005                                                       --
Thereafter                                                 --
                                                       ------
Total future minimum lease payments                     1,489
Less amount representing interest                          90
                                                       ------
Present value of net minimum lease payments            $1,399
                                                       ======


NOTE 8.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS: The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial reporting purposes. The leases provide for the Company to pay real estate taxes, common area maintenance and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between 2001 and 2006. Also, certain equipment used in the Company's operations is leased under operating leases. The following is a summary of fixed minimum lease commitments required under all noncancellable operating leases for the fiscal years ended after April 1, 2001, in thousands:

       2002                                           $  2,956
       2003                                              1,874
       2004                                              1,207
       2005                                                784
       2006                                                452
       Thereafter                                          183
                                                      --------
                                                      $  7,456
                                                      ========


Rent expense, including equipment rental, was $3.3 million, $0.3 million, $3.4 million and $3.4 million during F2001, the transition quarter 2000, 1999 and 1998, respectively.

As a result of the corporate support center workforce reductions and the anticipated disposition of Synadyne, the corporate support center building was put on the market for sale in September 1999 and was sold to an unaffiliated third party, effective December 29, 1999. The buyer agreed to lease the building back to the Company for a term ending May 6, 2000. In February 2000, the Company leased a total of 32,843 square feet as its new corporate support center in an office building in Delray Beach, Florida; the total obligation for this 64-month lease commitment is $3.8 million.

FRANCHISE AGREEMENTS: The Company had granted 29, 29, 27 and 24 Tandem franchises (some covering multiple locations) which were outstanding as of April 1, 2001, April 2, 2000, December 31, 1999 and December 31, 1998, respectively. In consideration for royalties paid by the franchise holders, the agreements provide, among other things, that the Company will provide the franchise holder with the following for terms ranging from 10 to 20 years with varying renewal options: exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals.

During February 1998 and in connection with the Company's acquisition of certain franchise rights (see Note 4), the Company granted one of the principals of the sellers (and a minority shareholder in the Company) the exclusive option to

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


purchase franchise rights in five specifically identified geographic areas. These options expire at various times from 12 to 42 months after the February 1998 acquisition date; however, as of April 1, 2001, none of these options had been exercised.

The following tables set forth various revenues from staffing franchises, as well as staffing franchise offices opened and purchased by the Company, and the number of Company owned staffing locations. There are no other franchising activities.


                                                   TRANSITION
                                         FISCAL     QUARTER
                                      YEAR ENDED    ENDED              YEAR ENDED DECEMBER 31,
                                    ------------- ------------       ---------------------------
                                      APRIL 1,     APRIL 2,
                                        2001         2000                1999           1998
                                    ------------- -----------        -------------  ------------
                                                    (Amounts in thousands)

Royalties                           $2,657            $763            $ 7,109            $ 7,352
PEO services                            --              --             18,009             25,199
Payroll funding services               179              11                 70                327
                                    ------            ----            -------            -------
Total revenues                      $2,836            $774            $25,188            $32,878
                                    ======            ====            =======            =======


                                                   FISCAL      TRANSITION
                                                 YEAR ENDED    QUARTER ENDED    YEAR ENDED DECEMBER 31,
                                                ------------- ---------------- ------------------------
                                                 APRIL 1, 2001 APRIL 2, 2000     1999           1998
                                                ------------- --------------   --------       ---------
Number of franchise locations, beginning              50           50              43               65
New franchise locations                                4           --              14               10
Franchises closed/bought out                          (8)          --              (7)             (15)
Franchises converted to Company-owned locations       --           --              --              (17)
                                                     ---          ---             ---              ---
Number of franchise locations, ending                 46           50              50               43
Number of Company-owned locations                     81           87              98              111
                                                     ---          ---             ---              ---
Total locations                                      127          137             148              154
                                                     ===          ===             ===              ===

PEO services revenues were based on the payroll and other related costs for industrial personnel provided by the franchises to their clients, under a relationship whereby the Company was the employer of those industrial personnel. The Company's gross profit margin on these services was approximately 0.3% of the related revenues. See Note 1 for a discussion of initial franchise fees, royalties, and payroll funding services (funding advances). The Company's gross profit margin on these services was 100% of the related revenues.

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Although the Company has completed and filed its Federal and state tax returns for all periods through February 21, 1997, further cash distributions may be required in the event the Company's taxable income for any period through February 21, 1997 is adjusted due to audits or any other reason. As a result of the IRS audit of the years 1994 through 1996 (see Note 6), the Company may negotiate a settlement with the Company's original shareholders of at least $2.0 million, in satisfaction of the Company's outstanding obligations to such original shareholders.

LITIGATION: On June 11, 2001, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (Case Nos. LA-01-28160-BB, LA-01-28173-BB, LA-01-28179-BB, LA-01-28185-BB, LA-01-28191-BB, LA-01-28197-BB
and LA-01-28201-BB). Pursuant to an order issued by the Bankruptcy Court, the Chapter 11 cases have been consolidated for procedural purposes only and are being administered jointly.

On April 30, 2001, a former executive officer filed a claim in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida (Case No. 01-04508). The suit alleges breach of a contract for severance payments totaling approximately $590,000 and seeks unspecified damages. The Company has accrued the total amount payable under the contract in its Consolidated Balance Sheet as of April 1, 2001.

Otherwise, the Company is only involved in routine litigation arising in the ordinary course of our business that the Company believes will not have a material adverse effect on its financial position or results of operation.

Under the Bankruptcy Code, certain claims against the Company in existence prior to the filing date, including the claim filed by the Company's former executive officer, are stayed while the Company continues its operations as debtors-in-possession. Additional litigation may continue to arise subsequent to the filing date resulting from the rejection of executory contracts and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Company's assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Although the Company intends to pursue its claims and defend itself vigorously in connection with any pending or future legal proceedings, the Company cannot predict the outcome of current and future matters due to the uncertainties inherent in litigation and bankruptcy proceedings.

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

In March 2001, the Company made arrangements with the Illinois Department of Employment Security to pay quarterly unemployment tax payments originally due in March 1999, February 2000 and April 2000 in monthly installments over one year, bearing interest at a rate of 11.0% per annum.

FEDERAL EMPLOYMENT TAX REPORTING PENALTIES: During September 1999, the Company was notified by the IRS of its intent to assess penalties of $500,000 related to W-2s filed by the Company in 1997 for employees with invalid Social Security numbers. The Company has requested an abatement of the penalty and expects that the penalty ultimately charged will amount to approximately $300,000, which amount was included in selling, general and administrative expenses in 1999 and is reflected as a current liability on the Company's April 1, 2001 Consolidated Balance Sheet. However, there can be no assurance that the Company will not be required to ultimately pay a higher penalty in connection with this matter.

UNCLAIMED PROPERTY AUDIT: A state in which the Company conducts a significant portion of its operations has begun and substantially completed an audit of the Company's compliance with escheat (unclaimed property) statutes. The applicable state escheat laws cover a wide range of situations and property types and have a ten-year statute of limitations. In addition, it is common for states to share information in this area. During F2001, the Company paid $33,000 in settlement of this liability.

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

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


WORKERS' COMPENSATION: During 1997, and through 1999, the Company's workers' compensation expense for claims was effectively capped at a contractually-agreed percentage of payroll. In FY 1997 and FY 1998, the Company's expense was limited to the cap even though the estimated ultimate cost of the actual claims experience was greater than the cap. In 1999, the transition quarter 2000, and F2001, the estimated ultimate cost of the actual claims experience was used as the basis of the Company's workers' compensation expense since it was approximately $1.7 million, $0.2 million and $3.2 million less than the cap (3.5%, 3.8% and 8.5% of payroll, respectively). The cap was raised upon the sale of the Company's PEO operations - see Note 3, whose cost component was less than that of the Company's ongoing operations. The estimated ultimate cost of the 1999 and F2001 claims experience was determined based on information from an independent third-party administrator employed by the Company plus an allowance for claims incurred but not reported, based on prior experience and other relevant data. The Company's methodology for determining workers' compensation expense in transition quarter 2000 was consistent with that for 1999 and F2001.

The Company routinely adjusts the accruals made in prior years for workers' compensation claims and expenses, based on updated information from its insurance carriers, its independent third-party administrator and its own analysis. These adjustments are included as a component of cost of sales in the period in which they are made.

EMPLOYMENT AGREEMENTS: As of April 1, 2001 the Company had certain obligations under employment agreements it entered into with its Chief Executive Officer ("CEO"), its former CEO and thirteen other officers. Under the terms of those agreements, in the event that the Company terminates the employment of any of those officers without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (ranging from three months to two years) of the officer's annual base salary and bonus prior to termination. In addition, all incentive stock options held by such employees would become immediately exercisable. More substantial severance provisions apply if any of those officers are terminated within two years (three years for the CEO) after the occurrence of a "change of control", as defined in the employment agreements.

Between February 1999 and August 2000, twelve of the fifteen officers referred to above separated from the Company, resulting in the Company's obligation to pay three of those officers' salaries for two years, three of those officers' salaries for one year and six of those officers' salaries for six months, in exchange for their agreement to, among other things, not compete with the Company during that period. The aggregate costs of these severance agreements total $4.0 million, of which $2.6 million has been paid as of April 1, 2001, and $1.4 million is accrued in the Company's April 1, 2001 Consolidated Balance Sheet.

On June 1, 2000, pursuant to the terms of one of the severance agreements described in the preceding paragraph, the Company provided a $0.2 million advance on severance, which was being deducted by the Company in bi-monthly installments payable over two years.

In addition, in January 2001, the Company entered into an agreement with its new Executive Vice-President and Chief Financial Officer. Under the terms of this agreement, in the event that the Company terminates the employment of this officer without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a portion (up to a period of one year) of the officer's annual base salary and bonus prior to termination.

As of the date of this filing, the Company had not made severance payments scheduled in May and June 2001 to three of its former officers.

CONSULTING CONTRACT: In May 1999, the Company engaged Crossroads to review the Company's existing business plan and make recommendations for adjustments to strategy as well as financial and operational improvements. In July 1999, the engagement was modified to add additional services, including working with management to develop the Restructuring plan and a revised business plan based on the restructured company (see Note 3), assisting in extending the Fleet Facility, arranging for new financing, and periodically reporting to the Company's Board of Directors and lenders' syndicate. In August 1999, a representative of Crossroads was appointed as the Company's interim chief operating officer and the interim president of the Tandem division. In connection with services provided by Crossroads to assist in the Restructuring, the Company has incurred costs of $2.3 million through April 1, 2001, of which $0.8 million was paid in F2001. These amounts were included in the restructuring charge recorded by the Company in its results of operations.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


In connection with the Refinancing, the Company paid Crossroads $0.9 million for its assistance in securing the new credit facility. This charge, along with other costs relating to the Refinancing, is being amortized in the Company's results of operations over the three-year term of the Refinancing agreements.

DELISTING FROM THE NASDAQ NATIONAL MARKET: On August 9, 2000, the Company was notified by Nasdaq-Amex that the Company was not in compliance with the minimum $4 million net tangible assets and the $5 million of market value of public float requirement for continued listing on the Nasdaq National Market, and that the Company's common stock would be delisted effective August 10, 2000. Pursuant to the notification received from Nasdaq-Amex, the Company's common stock was delisted from the Nasdaq National Market and is now traded on the OTC Bulletin Board. The Company has exhausted all appeals to Nasdaq to reverse the delisting decision.

INTEREST RATE COLLAR AGREEMENT: In February 1998, the Company entered into an interest rate collar agreement with Fleet National Bank, formerly BankBoston, N.A., which involved the exchange of 30 day floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The agreement was a five year notional $42.5 million interest rate collar, whereby the Company received interest on that notional amount to the extent that 30 day LIBOR exceeded 6.25% per annum, and paid interest on that amount to the extent 30 day LIBOR was less than 5.43% per annum.

From the inception of the collar in February 1998 to July 27, 1998 the Company designated the entire notional amount of the collar as a hedge of the variable interest rate exposure of the Fleet Revolving Credit Facility. Net amounts owed or receivable (settlement accounting) under the collar were recorded on an accrual basis in the income statement by analogy to EITF Issue 84-36. Although EITF 84-36 does not specifically scope interest rate collars into the conclusion, the Company believed that the settlement accounting guidance represented the best accounting conclusions to be applied at the time.

Effective July 27, 1998, the Company entered into a five year financing arrangement in which it could sell up to a $50,000,000 secured interest in its eligible accounts receivable (the "Securitization Facility") and reduced the maximum availability of its revolving credit facility from $85 million to $34 million, see Note 7. As a result of this new financing arrangement, the outstanding balance of the Company's revolving credit facility on July 27, 1998 was $19.0 million. In conjunction with this change in the Company's bank facilities, the Company de-designated a portion of the notional amount of the collar since the amount owed under the loan arrangement was less than the notional amount of the collar. The portion of the notional amount that was de-designated was $23.5 million, which represented 55.3% of the total collar. The fair value of the de-designated portion of the collar was approximately $24,000 at the date of de-designation. The fair value of the de-designated portion was deferred on the balance sheet in accordance with EITF 84-7, which indicates that gains and losses on terminated interest rate swaps should not be recognized immediately in income. That amount was being amortized to the income statement over the remaining term of the loan arrangement.

Immediately subsequent to the de-designation of a portion of the swap, the Company designated that amount of the notional amount as a hedge in the variability of future receipts on the sale of receivables under the Securitization Facility. Therefore, on July 27, 1998, $19.0 million of the notional amount of the interest rate collar was designated as effective in hedging the interest rate variability of the revolving credit facility and $23.5 million of the notional amount was designated as hedging the variability in future receipts from receivable sales. The Company continued accounting for the hedge of the loan arrangement under EITF 84-36. The hedge of the future receivable sales was accounted for under FASB Statement No. 80, because it was hedging anticipated transactions.

Specifically, $23.5 million of the notional amount of the collar was hedging the increases or decreases in sales proceeds from the sale of receivables. When the Company periodically sold receivables under its Securitization Facility, the proceeds increased if interest rates have been trending lower and decreased if interest rates have been trending higher. This was the reverse effect of the Company's interest rate collar arrangement. On a monthly basis, the Company reevaluated the portion of the hedge designated to the revolving credit facility and the Securitization Facility. The Company also performed, on weekly basis, an effectiveness calculation, using the initial weeks of the securitization as base. The effectiveness ratio of the arrangement varied between 86% and 104% in offsetting the change in interest rates and proceeds.

The portion of the collar designated to future receivable sales was recorded at fair value on a go-forward basis and deferred in accordance with FASB Statement No. 80, "Accounting for Futures Contracts". On December 31, 1998, the Company adjusted the carrying value of the re-designated portion of the hedge to its fair value, based primarily on information from Fleet National Bank, resulting in a $0.4 million liability included in other non-current liabilities on the

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Company's balance sheet. The associated loss was deferred and included in other assets. The unrealized loss related to the portion of the hedge designated to the revolving credit facility and not reflected on the Company's balance sheet as of December 31, 1998, was $0.4 million.

During the second quarter of 1999, the hedge agreement was sold for a gain of $250,000, which was deferred over the remaining life of the designated loans. As part of the modification of the Revolving Credit Facility and the termination of the Securitization Facility on October 1, 1999, the Company recognized the unamortized portion of the deferred $250,000 gain, which represented the amount of the remaining deferred gain at the date of the modification - see Note 7.

NOTE 9.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

During F2001, the transition quarter 2000, 1999 and 1998 approximately 36%, 20%, 19% and 19%, respectively, of the Company's revenues were from the provision of services to customers in the Chicago, Illinois area. In addition, during the same periods approximately 22%, 11%, 9% and 7%, respectively, of the Company's revenues were from the provision of services to customers in California. The Company's Synadyne operations, prior to its sale on April 8, 2000 as discussed in Note 3, represented 36%, 38% and 36% of the Company's revenues during the transition quarter 2000, 1999 and 1998, respectively.

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

NOTE 10.  EMPLOYEE BENEFIT PLANS

The Company had a 413(c) multiple-employer retirement plan covering all employees except for (a) employees under the age of 21 for all plans, (b) employees with less than one year of service, (c) certain temporary employees, and (d) all highly compensated employees as defined by the Internal Revenue Code for the 401(k) plan and certain highly compensated employees. Eligible employees who participate contribute to the plan an amount up to 15% of their salary. Each year, the Company's Board of Directors determines a matching percentage to contribute to each participant's account; if a determination is not made, the matching percentage is 50% of the participant's contributions, limited to the first 6% of each participant's salary contributed by the participants. Matching contributions by the Company for its employees, which includes PEO employees, were $0.2 million, $0.1 million, $0.6 million and $0.5 million for F2001, the transition quarter 2000, 1999 and 1998, respectively. Effective April 8, 2000, the active 413(c) plan was assumed by a third party in connection with the sale of the Company's PEO business.

NOTE 11.  SHAREHOLDERS' EQUITY

VOTING TRUST: The Company's three principal shareholders resigned from the Company's Board of Directors in November 1996. On February 21, 1997, in connection with the issuance of the Senior Notes and the closing of its revolving credit facility, 4,683,982 shares of the common stock of the Company, owned by those shareholders and their families, were placed in a voting trust, with a term of ten years. On October 24, 1997, at the time of the initial public offering, 700,000 shares were released from the voting trust and sold to the public. On May 12, 1998, as the result of their exercise of certain warrants (see Note 7) the Company issued 124,671 shares to certain of those shareholders and their families, which were immediately deposited into the voting trust. To the Company's knowledge, these shareholders and their families did not buy or sell any shares during F2001.

Under the terms of the voting trust and agreements among the Company, the Company's shareholders at the time the trust was established and the Senior Note Holders, the 3,950,901 shares of common stock currently in the voting trust, which represent approximately 45.5% of the common stock of the Company as of April 1, 2001, will be voted in favor of the election of a Board of Directors having seven members and comprised of three directors nominated by the CEO of the Company, two directors nominated by the Senior Note Holders, and two independent directors nominated by the vote of both directors nominated by the Senior Note Holders and at least two of the directors nominated by the CEO of the Company. As a result of the warrants to purchase 392,896 shares, as discussed in Note 7, being released from escrow to the Senior Note Holders, the

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


number of directors may be increased by two, with the additional directors nominated by the Senior Note Holders. Further, the shares in the voting trust will be voted as recommended by the Board of Directors for any merger, acquisition or sale of the Company, or any changes to the Articles of Incorporation or Bylaws of the Company. On any other matter requiring a vote by the shareholders, approximately 58% of the shares in the voting trust will be voted as directed by the Company's current CEO and approximately 42% will be voted as directed by the Senior Note Holders.

INCENTIVE STOCK OPTION PLAN: On February 18, 1997, the Company adopted the Stock Option Plan, which replaced the previous plan adopted in 1995. Under the Stock Option Plan, options may be granted to outside directors and employees of the Company and its subsidiaries and of the franchisees to purchase the Company's common stock for periods not to exceed ten years at a price not less than 100% fair market value on the date of grant. Once awarded, the options become vested and exercisable at 25% per year unless special terms are established at the time the option is granted. The total number of shares of common stock reserved for issuance under the stock option plan is 2,000,000, as agreed to by the Company's Board of Directors in April 1999 and approved by the Company's shareholders at their May 1999 annual meeting.

As of April 1, 2001, the status of outstanding option grants was as follows:


                                                       OPTIONS OUTSTANDING                                EXERCISABLE OPTIONS
                                      ------------------------------------------------------     ----------------------------------
                                                              WEIGHTED
                                                               AVERAGE            WEIGHTED                             WEIGHTED
                      OPTIONS                                 REMAINING          AVERAGE                               AVERAGE
GRANT DATE            GRANTED              OPTIONS            LIFE (YEARS)      EXERCISE PRICE      OPTIONS         EXERCISE PRICE
---------------  -----------------    --------------------------------------------------------    ---------------------------------
January 1996              318,568               19,358              4.8          $   10.38          19,358            $   10.38
March 1997                221,473               12,012              5.9              11.42          12,012                11.42
September 1997            116,933                1,300              6.4              15.00             975                15.00
October 1997                1,625                1,625              6.6              14.75           1,219                14.75
December 1997               2,238                2,238              6.7              11.75           1,679                11.75
January 1998              265,646                5,580              6.8              13.88           4,455                13.88
March 1998                 71,700               11,006              6.9              18.88           8,255                18.88
May 1998                   18,375                   --              7.1              20.13              --                20.13
June 1998                   4,432                   --              7.2              16.75              --                16.75
August 1998                75,000                   --              7.4              11.89              --                11.89
August 1998                47,500               31,000              7.4               7.25          15,500                 7.25
August 1998                 5,000                5,000              7.4               6.00           2,500                 6.00
November 1998             386,318              227,968              7.6               6.00         113,984                 6.00
January 1999               72,500               60,000              7.8               6.00          30,000                 6.00
March 1999                121,825               79,325              7.9               4.13          65,898                 4.13
May 1999                   98,343               14,590              8.1               4.56           3,648                 4.56
November 1999              20,000               20,000              8.6               1.00           5,000                 1.00
February 2000             400,000              400,000              8.9               2.25         100,000                 2.25
March 2000                473,038              290,036              8.9               2.13          72,509                 2.13
May 2000                    3,000                3,000              9.1               1.31              --                 1.31
August 2000                60,000               60,000              9.3               1.19              --                 1.19
November 2000             205,853              176,491              9.6               1.01              --                 1.01
December 2000               7,500                7,500              9.7               0.69              --                 0.69
January 2001              150,000              150,000              9.8               0.56              --                 0.56
February 2001              15,000               15,000              9.9               0.63              --                 0.63
February 2001             300,000              300,000              9.9               0.75              --                 0.75
                                             ---------              ---          ---------         -------            ---------
                                             1,893,029              8.4          $    2.74         456,990            $    2.74
                                             =========              ===          =========         =======            =========


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                                       WEIGHTED        NUMBER OF
                                                  NUMBER OF            AVERAGE           SHARES
                                                    SHARES          EXERCISE PRICE    EXERCISABLE
                                                --------------    ---------------------------------
Outstanding at January 1, 1998                       567,341               11.57            77,268
      Granted                                        873,971               10.80
      Exercised                                           --
      Forfeited                                     (154,335)              12.98
                                                   ---------
Outstanding at December 31, 1998                   1,286,977               10.59           254,678
      Granted                                        312,668                4.50
      Exercised                                           --
      Forfeited                                     (528,444)              11.08
                                                   ---------
Outstanding at December 31, 1999                   1,071,201                8.70           426,683
      Granted                                        873,038                2.07
      Exercised                                           --
      Forfeited                                      (23,622)               2.21
                                                   ---------
Outstanding at April 2, 2000                       1,920,617                5.77           503,358
      Granted                                        741,353                0.82
      Exercised                                           --
      Forfeited                                     (768,941)               8.46
                                                   ---------
Outstanding at April 1, 2001                       1,893,029                2.74           456,990
                                                   =========

The above exercise prices were equal to the market price of the shares at the grant date. The above options vest over a four-year period from the date of issuance, except 77,221 and 95,675 options issued in January 1998 and March 1999, respectively, which vested immediately upon grant.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the grant date, no compensation is recognized. However SFAS No. 123, "Accounting for Stock-based Compensation", requires presentation of pro forma net income (loss) as if the Company had accounted for its employee stock options under the recommended fair value method.

The Company has estimated the weighted average fair value of stock options granted to employees to be $0.73, $0.57, $1.41 and $2.87 per option for F2001, the transition quarter 2000, 1999 and 1998 subsequent to the Offering, respectively, as of the respective grant dates, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate from 4.79% to 6.74%; an anticipated volatility factor of 93.9% to 117.79%; no expected dividends; and expected option life of primarily 4 years. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Had the Company determined compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, the Company's (loss) income before extraordinary item would had been reduced to the pro forma amounts indicated below:


                                          FOR THE YEAR       TRANSACTION     FOR THE YEAR ENDED DECEMBER 31,
                                             ENDED          QUARTER ENDED   ---------------------------------
                                          APRIL 1, 2001     APRIL 2, 2000        1999              1998
                                          -------------  --------------     --------------   ----------------
(Loss) income before extraordinary item
      As reported                           $(1,281)         $ (2,664)         $ (30,879)          $   4,881
      Pro forma                              (1,465)           (2,753)           (31,308)              4,329

Basic (loss) earnings per share before
   extraordinary item
      As reported                             (0.15)            (0.31)             (3.57)               0.57
      Pro forma                               (0.17)            (0.32)             (3.62)               0.50

Diluted (loss) earnings per share before
   extraordinary item
      As reported                             (0.15)            (0.31)             (3.57)               0.49
      Pro forma                               (0.17)            (0.32)             (3.62)               0.44

The January 1998 grants includes 6,000 options issued in connection with acquisitions - see Note 4.

On October 31, 2000, the Company completed a tender offer to cancel certain of its outstanding options to purchase the Company's common stock, resulting in the cancellation of 337,766 options, with an exercise price ranging from $10.38 to $18.88 at a cost to the Company of $103,842.

NOTE 12.  RELATED PARTY TRANSACTIONS

REVENUES: Certain shareholders of the Company owned franchises from which the Company received royalties of $0.3 million, $1.2 million and $1.3 million during the transition quarter 2000, 1999 and 1998, respectively.

Effective August 31, 1998, certain Company shareholders owning franchises with a total of four locations entered into a buyout agreement with the Company. Buyouts are early terminations of franchise agreements entered into by the Company in order to allow the Company to develop the related territories. At the time of the buyout, the Company received an initial payment from the former franchisee and was to continue to receive quarterly payments from the former franchisee based on the gross revenues of the formerly franchised locations for two years after the termination date, which was generally consistent with the terms of buyout agreements between the Company and unrelated third parties. Effective March 31, 1999, the Company received final payment from the former franchisee in consideration of the elimination of the equivalent of the last five months of payments due under the initial agreement, generally consistent with the terms of similar agreements between the Company and unrelated third parties. The initial buyout payment, as well as subsequent payments under the buyout agreement, are included in total royalties included above.

LONG-TERM DEBT AND INTEREST EXPENSE: Effective February 16, 1998, the Company purchased certain staffing locations and the related franchise rights from certain shareholders for $6.9 million which included the issuance of a $1.7 million note bearing interest at 7.25% per annum payable quarterly over three years. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of $1.3 million would bear interest at 8.50% per annum and would be payable in monthly installments totaling $0.3 million in the first year and $0.6 million in the second year, with a $0.4 million balloon payment due at the end of the two year term. As discussed in Note 7 to the Company's Consolidated Financial Statements, the Company had not made the renegotiated payments on this subordinated acquisition note, and, as a result, was in default under this note. Effective August 15, 2000 this note was amended to provide that the Company will pay interest only, at a rate of 10.0% per annum, on the debt for three years, followed by two years at equal monthly installments of principal and interest, which will retire the debt.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


See Note 4 for the details of acquisition notes payable to related parties as of April 1, 2001 and April 2, 2000, respectively. Total interest expense for long-term debt to related parties was $168,000, $48,000, $196,000 and $113,000 during F2001, the transition quarter 2000, 1999 and 1998, respectively.

OTHER TRANSACTIONS: A law firm owned by a shareholder of the Company received legal fees for services rendered to the Company during F2001, the transition quarter 2000, 1999 and 1998 in the approximate amounts of $4,800, $24,000 and $38,000, respectively. The Company employed one of its minority shareholders (a member of the S group) in a non-management position at an annual salary of approximately $40,000 during the first three months of 1998.

Since July 1997, the Company has leased on a month-to-month basis a portion of a warehouse controlled by the Company's former CEO for approximately $2,000 per month. Effective February 1999, the Company entered into a three-year staffing office lease with a company controlled by the former CEO, with rental payments of approximately $2,000 per month.

NOTE 13.  SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

The consolidated statements of cash flows do not include the following noncash investing and financing activities, except for the net cash paid for acquisitions, in thousands:


                                                               FISCAL YEAR       TRANSACTION           YEAR ENDED DECEMBER 31,
                                                                  ENDED         QUARTER ENDED       ------------------------------
                                                              APRIL 1, 2001     APRIL 2, 2000           1999            1998
                                                             ----------------  ---------------      -------------  ---------------

Acquisitions

   Tangible and intangible assets acquired                         $      --         $      --         $     290         $ 41,913
   Liabilities assumed                                                    --                --                --           (1,794)
   Debt issued                                                            --                --               (77)         (11,575)
   Common stock issued                                                    --                --                --             (775)
                                                                   ---------         ---------         ---------         --------
Net cash paid for acquisition related matters                      $      --         $      --         $     213         $ 27,769
                                                                   =========         =========         =========         ========
Decrease in goodwill and long-term debt
   due to earnout adjustments                                      $      --         $      --         $      --         $    539
                                                                   =========         =========         =========         ========
(Decrease) increase of deferred loss on
   interest rate collar agreement                                  $      --         $      --         $    (413)        $    413
                                                                   =========         =========         =========         ========
Decrease in accrued interest due to inclusion
   in renegotiated long-term debt                                  $      --         $      --         $     448         $     --
                                                                   =========         =========         =========         ========
Debt forgiven in conection with sale of
   assets to noteholder                                            $      --         $      --         $   2,132         $     --
                                                                   =========         =========         =========         ========
Increase in other current assets and notes
   payable, due to insurance financing and other matters           $     273         $     307         $     503         $    356
                                                                   =========         =========         =========         ========
Increase in long-term debt, primarily due to
   sale/leaseback and capital leases                               $      --         $      --         $   2,017         $     38
                                                                   =========         =========         =========         ========
Decrease in revolving credit facility due
    to forgiveness of debt associated with the Refinancing         $  14,400         $      --         $      --         $     --
                                                                   =========         =========         =========         ========
Increase in additional paid-in capital in connection
     with the Refinancing                                          $     624         $      --         $      --         $     --
                                                                   =========         =========         =========         ========
Increase in notes receivable in connection with the
    sale of assets                                                 $     575         $      --         $      --         $     --
                                                                   =========         =========         =========         ========


                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  COMMON SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share". The weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share were calculated as follows:


                                                         FISCAL           TRANSITION        FOR THE YEAR ENDED DECEMBER 31,
                                                       YEARE ENDED       QUARTER ENDED    -----------------------------------
                                                     APRIL 1, 2001       APRIL 2, 2000         1999               1998
                                                    ---------------     ---------------     ----------       -------------
Weighted average common shares - basic                   8,684,330         8,657,913         8,657,913         8,603,521

Outstanding options and warrants to purchase
   common stock - remaining shares after assumed
   repurchase using proceeds from exercise                      --                --                --         1,315,971
                                                         ---------         ---------         ---------         ---------
Weighted average common shares - diluted                 8,684,330         8,657,913         8,657,913         9,919,492
                                                         =========         =========         =========         =========


The Company excluded the equivalent of 1,697,389, 1,218,801 and 1,205,091 shares for F2001, the transition quarter 2000 and 1999 as these options and warrants to purchase common stock were anti-dilutive for certain of the periods presented in the Company's results of operations.

NOTE 15.  OPERATING SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its CEO. The Company evaluates performance based on stand-alone operating segment income, which does not include any allocation of corporate support center costs or income taxes.

The Company's reportable operating segments are (i) the Tandem segment, which derives revenues from recruiting, training and deployment of temporary industrial personnel and provides payroll administration, risk management and benefits administration services to its clients, (ii) the Synadyne segment, which, until April 8, 2000, derived revenues from providing a comprehensive package of PEO services to its clients including payroll administration, risk management, benefits administration and human resource consultation and (iii) the Franchising segment, which derives revenues from agreements with industrial staffing franchisees that provide those franchises with, among other things, exclusive geographical areas of operations, continuing advisory and support services and access to the Company's confidential operating manuals - see Note 8.

Transactions between segments affecting their reported income are immaterial. Differences between the reportable segments' operating results and the Company's Consolidated Financial Statements relate primarily to other operating divisions of the Company and items excluded from segment operating measurements, such as corporate support center expenses and interest expense in excess of interest charged to the segments based on their outstanding receivables (before deducting any amounts sold under the Company's former Securitization Facility). The Company does not regularly provide information regarding the reportable segments' net assets to the chief operating decision maker. In addition, certain reclassifications have been made between segments to Income (Loss) Before Provision (Benefit) for Income Taxes to be consistent with current presentation.

The Company does not derive any of its revenue from markets outside of the United States. See Note 9 for information regarding significant customers and geographic concentration. Financial information for the Company's operating segments, reconciled to Company totals, is as follows, in thousands:

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                               FISCAL YEAR      TRANSITION
                                                   ENDED       QUARTER ENDED      YEAR ENDED DECEMBER 31,
                                               --------------- ---------------  ----------------------------
                                                  APRIL 1,        APRIL 2,
                                                    2001            2000           1999            1998
                                               --------------- ---------------  -------------  -------------

REVENUES
Tandem                                           $ 276,121       $  80,383       $ 339,116       $ 321,451
Synadyne                                                71          44,834         224,499         202,888
Franchising                                          2,657             763           7,109           7,352
Other Company revenues                                 228              31          23,323          33,703
                                                 ---------       ---------       ---------       ---------
Total Company revenues                           $ 279,077       $ 126,011       $ 594,047       $ 565,394
                                                 =========       =========       =========       =========



                                               FISCAL YEAR      TRANSITION
                                                   ENDED       QUARTER ENDED      YEAR ENDED DECEMBER 31,
                                               --------------- ---------------  ----------------------------
                                                  APRIL 1,        APRIL 2,
                                                    2001            2000           1999            1998
                                               --------------- ---------------  -------------  -------------

(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES

Tandem (1)                                       $  17,212       $   3,327       $   5,389       $  15,549
Synadyne (1)                                          (198)           (332)          1,394             733
Franchising (1)                                      2,115             609           6,353           5,943
Restructuring and asset impairment charges          (1,878)           (356)        (13,823)             --
Other Company (loss) income, net                   (23,033)         (5,912)        (26,069)        (15,733)
                                                 ---------       ---------       ---------       ---------
Total Company (loss) income before taxes         $  (5,782)      $  (2,664)      $ (26,756)      $   6,492
                                                 =========       =========       =========       =========



                                               FISCAL YEAR      TRANSITION
                                                   ENDED       QUARTER ENDED      YEAR ENDED DECEMBER 31,
                                               --------------- ---------------  ----------------------------
                                                  APRIL 1,        APRIL 2,
                                                    2001            2000           1999            1998
                                               --------------- ---------------  -------------  -------------

DEPRECIATION AND AMORTIZATION OF
   TANGIBLE AND INTANGIBLE ASSETS
Tandem                                           $   3,802       $     992       $   4,952       $   4,991
Synadyne                                                13              83             260             363
Franchising                                             20               5              83              41
Other Company depreciation and amortization          1,698             381           1,839           1,361
                                                 ---------       ---------       ---------       ---------
Total Company depreciation and amortization      $   5,533       $   1,461       $   7,134       $   6,756
                                                 =========       =========       =========       =========



                                               FISCAL YEAR      TRANSITION
                                                   ENDED       QUARTER ENDED      YEAR ENDED DECEMBER 31,
                                               --------------- ---------------  ----------------------------
                                                  APRIL 1,        APRIL 2,
                                                    2001            2000           1999            1998
                                               --------------- ---------------  -------------  -------------

INTEREST EXPENSE, NET
Tandem                                           $   3,282       $   1,083       $   4,273       $   3,407
Synadyne                                                14              68             364             321
Franchising                                             30              13              40              43
Other Company interest expense, net                  5,958             852           3,927           1,758
                                                 ---------       ---------       ---------       ---------
Total Company interest expense, net              $   9,284       $   2,016       $   8,604       $   5,529
                                                 =========       =========       =========       =========

----------------

(1) Excludes any allocation of common services provided by the corporate support headquarters.

                 OUTSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth the amounts of certain items in the Company's consolidated statements of operations for the four fiscal quarters of 2001 and 1999. Amounts are in thousands, except per share data:

                                                                                     FISCAL 2001
                                                             ------------------------------------------------------------
                                                                                    QUARTERS ENDED
                                                             ------------------------------------------------------------
                                                              JUL 2, 2000    OCT 1, 2000    DEC 31, 2000     APR 1, 2001
                                                             -------------- -------------- ---------------  -------------

 Net revenues                                                     $ 81,618       $ 78,882        $ 67,033       $ 51,544
 Gross profit                                                       16,186         16,292          14,235         11,117
 Charges for restructuring                                             878            940              54              6
 Operating income (loss)                                               586          2,098           1,847         (1,593)
 Deferred tax valuation allowance decrease (increase)                7,298          1,066          (1,020)        (5,440)
 Income (loss) before extraordinary item                             7,086          1,069            (824)        (8,611)
 Earnings (loss) per basic share - before extraordinary item          0.82           0.13           (0.09)         (0.99)
 Earnings (loss) per diluted share - before extraordinary item        0.72           0.11           (0.09)         (0.99)
 Net income (loss)                                                   7,086          9,525            (824)        (8,611)


                                                                                         1999
                                                             ------------------------------------------------------------
                                                                                     QUARTERS ENDED
                                                             ------------------------------------------------------------
                                                                 MARCH 31       JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                              -------------- -------------- ---------------  -------------

 Net revenues                                                     $ 134,114      $ 143,454       $ 159,124      $ 157,355
 Gross profit                                                        19,194         20,299          20,765         20,523
 Charges for restructuring and impairment of assets (1)                  --             --          (7,554)        (6,269)
 Operating income (loss) (2)                                            509           (503)        (12,007)        (6,630)
 Deferred tax valuation allowance                                        --             --              --        (14,072)
 Net loss                                                              (581)        (1,249)         (8,320)       (20,729)
 Loss per share (basic)                                               (0.07)         (0.14)          (0.96)         (2.40)
 Loss per share (diluted)                                             (0.07)         (0.14)          (0.96)         (2.40)


------------------------
(1) As of August 6, 1999, the Company announced a restructuring plan intended to improve profitability and liquidity. The Company recognized $5.1 million and $6.1 million in restructuring charges during the third and fourth quarters of 1999, respectively. In addition, the Company recognized impairment charges of $2.4 million and $0.2 million during the third and fourth quarters of 1999, respectively, in compliance with SFAS 121. See Notes 3 and 4 to the Company's Consolidated Financial Statements.

(2) During the third quarter of 1999, the Company recognized (i) $5.1 million of restructuring charges, (ii) $2.4 million impairment charge in compliance with SFAS 121, and (iii) a $2.7 million loss, recognized as bad debt expense, on the then anticipated sale of certain of the Company's trade accounts receivable, which were primarily over 180 days. During Q4 1999, the Company recognized $6.1 million in restructuring charges and $0.2 million in asset impairment charges, in compliance with SFAS 121.

                                    * * * * *

                                   SCHEDULE II

                  OUTSOURCE INTERNATIONAL, INC. AND AFFILIATES

                        VALUATION AND QUALIFYING ACCOUNTS
                      THE FISCAL YEAR ENDED APRIL 1, 2001,
                THE TRANSITION QUARTER 2000 ENDED APRIL 1, 2000
                   AND YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                       CHARGED TO                            CREDITS
                                      BALANCE           COSTS AND                           ISSUED AND          BALANCE
                                   APRIL 3, 2000        EXPENSES            OTHER          CHARGE-OFFS      APRIL 1, 2001
                                 ----------------       ---------           ------         ------------     -------------
Allowance for doubtful
     accounts and credit memos      $ 1,563,974      $    737,405             $--         $  (491,274)      $ 1,810,105

Tax asset valuation allowance        14,901,276        (1,905,566)             --                  --        12,995,710



                                                       CHARGED TO                            CREDITS
                                      BALANCE           COSTS AND                           ISSUED AND          BALANCE
                                  JANUARY 1, 2000       EXPENSES            OTHER          CHARGE-OFFS      APRIL 2, 2000
                                 ----------------       ---------           ------         ------------     -------------
Allowance for doubtful
     accounts and credit memos      $ 2,829,646      $   (659,118)             --         $  (606,554)      $ 1,563,974

Tax asset valuation allowance        14,071,996           829,280              --                  --        14,901,276


                                                       CHARGED TO                            CREDITS
                                      BALANCE           COSTS AND                           ISSUED AND          BALANCE
                                  JANUARY 1, 1999       EXPENSES            OTHER          CHARGE-OFFS     DECEMBER 31, 1999
                                 ----------------       ---------           ------         ------------     ----------------
Allowance for doubtful
     accounts and credit memos      $ 1,924,146      $  6,070,768             $--         $(5,165,268)      $ 2,829,646

Tax asset valuation allowance                --        14,071,996              --                  --        14,071,996



                                                       CHARGED TO                            CREDITS
                                      BALANCE           COSTS AND                           ISSUED AND          BALANCE
                                  JANUARY 1, 1998       EXPENSES            OTHER          CHARGE-OFFS     DECEMBER 31, 1998
                                 ----------------       ---------           ------         ------------     ----------------
Allowance for doubtful
     accounts and credit memos      $ 1,639,767      $  3,355,571             $--         $(3,071,192)      $ 1,924,146

Tax asset valuation allowance



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding our directors and executive officers:

          NAME                    AGE                 POSITION WITH COMPANY
          ----                    ---                 ---------------------
   GARRY E. MEIER                  48   Chairman of the Board of Directors, President and Chief
                                        Executive Officer

   MICHAEL A. SHARP                45   Executive Vice President and Chief Financial Officer

   RICHARD A. MAZELSKY             39   Executive Vice President and Chief Operating Officer

   GLENN C. ENRIQUEZ               53   Senior Vice President and Chief Information Officer

   CAROLYN H. NOONAN               35   Vice President, Controller and Assistant Secretary

   DAVID S. HERSHBERG              59   Director

   JAY D. SEID                     40   Director

   DR. LAWRENCE CHIMERINE          61   Director


GARRY E. MEIER has been Chairman of the Board of Directors, President and Chief Executive Officer since March 2000. From February 1999 to February 2000, Mr. Meier served in various capacities, most recently as President/Interim CEO with Global Integrity, an e-commerce security company located in Reston, Virginia that provides technology staffing augmentation. Before that, Mr. Meier served in various capacities, including Executive Vice President and Chief Operating Officer, with Medaphis Physicians Services Corporation, a healthcare financial administration physician services and practice management company, from April 1997 to August 1998, and Technology Service Solutions, a provider of PC LAN based technical support, from July 1994 to March 1997.

MICHAEL A. SHARP has been Executive Vice President and Chief Financial Officer since January 2001. From April 1995 to December 2000, Mr. Sharp held several positions at Monet Group, Inc., including most recently, the position of Chief Operating Officer and Vice-Chairman of the board of directors.

RICHARD A. MAZELSKY has been Executive Vice President and Chief Operating Officer since August 2000. From February 1999 to July 2000, Mr. Mazelsky was Senior Vice President of AHL Services, Inc., a provider of outsourced business services. Before that, from March 1996 to February 1999, he was Vice President and Regional Manager for Kelly Services, Inc., a provider of staffing services to a diversified group of customers. From June 1992 to February 1996, Mr. Mazelsky was Area Vice President for Adia Personnel Services, Inc., a temporary staffing company.

GLENN C. ENRIQUEZ has been a Senior Vice President since May 2001, a Vice President since March 2000 and Chief Information Officer since October 1998. Previously, from February 1995 to October 1998, Mr. Enriquez was our Director of Application Development.

CAROLYN H. NOONAN has been Vice President, Controller and Assistant Secretary since March 2000. Before that, Ms. Noonan was our Vice President and Controller since August of 1999. Previously, Ms. Noonan was Controller to Milgo Solutions, Inc, (f/k/a RACAL-DATACOM), an international solutions and services provider, from 1997 to 1999, and Director of Finance of First Data Merchant Services (f/k/a NaBANCO), a provider of electronic payment solutions, from 1994 to 1997.

DAVID S. HERSHBERG has been a Director since October 1997. Mr. Hershberg is Vice President and Assistant General Counsel of the IBM Corporation. Before joining IBM in October 1995, Mr. Hershberg was Executive Vice President and director of Viatel, Inc., an international long-distance telephone company, with responsibility for legal, administrative and certain financial matters. Mr. Hershberg is an advisory director of Bank Julius Baer, New York branch, a Swiss private bank. He is also a director of IBM UK Pension Trust Limited.

JAY D. SEID has been a Director since March 1999. Since September 1997, Mr. Seid has been a Managing Director of Bachow & Associates, Inc., an investment firm based in Bala Cynwyd, Pennsylvania. Previously, he was a Vice President of Bachow & Associates, Inc. Before joining Bachow & Associates, Inc. in December 1992, Mr. Seid was President and General Counsel to Judicate, Inc., and before that, he was an attorney at the law firm of Wolf, Block, Schorr and Solis-Cohen in Philadelphia, Pennsylvania. Mr. Seid is Chairman of the Board of Vista Information Solutions, Inc. and is a member of the board of directors of Berger Holdings, Ltd.

DR. LAWRENCE CHIMERINE has been a Director since November 1998. Since November 1996, Dr. Chimerine has been President of Radnor International Consulting, Inc. He was Chairman and CEO of the WEFA Group from 1987 to 1990, and since then he has served as senior economic advisor to the WEFA Group. Dr. Chimerine also serves as a Director of Bank United, Eastbrokers International and Sanchez Computer Associates.

Our board of directors consists of four members. Mr. Hershberg is a Class I director, Mr. Seid is a Class II director, and Messrs. Meier and Chimerine are Class III directors. The term of the Class I director expires in 2001, the term of the Class II director expires in 2002, and the terms of the Class III directors expire in 2003.

On February 8, 2000, Richard J. Williams resigned as a Director. Mr. Williams was a designee of Triumph Capital Group, Inc. pursuant to an agreement effective February 21, 1997 by and among our original shareholders. Triumph Capital Group, Inc. designated Mr. Fawcett to replace Mr. Williams as a director for the unexpired portion of Mr. Williams' term as a Class II Director. Mr. Fawcett resigned as a Director on January 22, 2001. Triumph Capital Group, Inc. has not yet designated a replacement for Mr. Fawcett.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports prepared by or furnished to us and written representations that no other reports were required, our officers, directors and greater than ten percent beneficial owners of our common stock have complied with all applicable Section 16(a) filing requirements except as follows: (i) Mr. Enriquez did not file an Initial Statement of Beneficial Ownership of Securities on a timely basis with respect to his appointment as Vice President in March 2000; (ii) Mr. Francis, our former chief financial officer, did not file an Annual Statement of Beneficial Ownership of Securities with respect to options we purchased from Mr. Francis in October 2000 and (iii) Mr. Fawcett, a former director, did not file an Initial Statement of Beneficial Ownership of Securities on a timely basis with respect to his appointment as a director.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Each of our non-employee directors receives a $3,000 quarterly retainer and each non-employee committee chair receives a $2,000 annual retainer. Prior to August 11, 2000, each of our non-employee directors received a $1,000 quarterly retainer. Each non-employee director receives a $1,500 fee for attendance in person at each meeting of the board of directors. Each of our non-employee directors receives a $500 fee for his attendance by telephone conference call at each meeting of the board of directors that does not exceed three hours in length and a $1,500 fee for his attendance by telephone conference call at each meeting of the board of directors that does exceed three hours in length. In addition, directors receive $500 for attendance, whether in person or by telephone conference, at committee meetings of the board of directors. Directors are also reimbursed for travel expenses.

Prior to August 11, 2000, each non-employee director, upon being elected as a director, received an option to purchase 9,818 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Effective on each of the first three anniversaries of the initial grant, if the non-employee director owned approximately 3,270 shares of our common stock on the anniversary dates, we automatically granted an option to such director to purchase a like amount of shares at an exercise price equal to the fair market value on the date of grant. Any non-employee director elected a director after August 11, 2000 will receive an option to purchase 18,000 shares of our common stock, which options become exercisable at the rate of one-third on each of the first three anniversaries of the date of grant. In addition, on each anniversary of the initial grant, the non-employee director will receive an option to purchase 4,000 shares of our common stock, which options will become exercisable at the rate of one-third on each of the first three anniversaries of the annual grant.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation paid during F2001, the transition quarter 2000, 1999 and 1998, to our chief executive officer and our four next highest paid executive officers whose annual salary and bonus exceeded $100,000 during F2001 (collectively, the "named executive officers"):


                                                       ANNUAL COMPENSATION(1)        LONG-TERM COMPENSATION
                                                     -------------------------       -----------------------
            NAME AND                                                                 SECURITIES UNDERLYING          ALL OTHER
        PRINCIPAL POSITION        FISCAL YEAR(2)     SALARY ($)      BONUS ($)           OPTIONS/SARS(#)         COMPENSATION ($)
        ------------------        --------------     ----------      ---------       -----------------------     ----------------
    Garry E. Meier(3)                  2001             292,052       200,000                300,000                       --
      Chief Executive Officer         2000T              39,231            --                400,000                       --
      and President                    1999                  --            --                     --                       --
                                       1998                  --            --                     --                       --

    Michael A. Sharp(4)                2001              47,744            --                150,000                   95,889(9)
      Executive Vice                  2000T                  --            --                     --                       --
      President and                    1999                  --            --                     --                       --
      Chief Financial Officer          1998                  --            --                     --                       --

    Richard A. Mazelsky(5)             2001             135,615         1,400                 60,000                   97,382(9)
      Executive Vice                  2000T                  --            --                     --                       --
      President and Chief              1999                  --            --                     --                       --
      Operating Officer                1998                  --            --                     --                       --

    Glenn C. Enriquez(6)               2001             133,191         5,800                  6,666                       --
      Senior Vice President           2000T              32,370        30,960                 13,333                       --
      and Chief Information            1999             118,173        13,000                  5,000                       --
      Officer                          1998              90,923            --                  8,000                       --

    Carolyn H. Noonan(7)               2001             149,544         4,250                 10,000                       --
      Vice President,                 2000T              39,228        15,000                     --                       --
      Controller and                   1999              56,538            --                 20,000                       --
      Assistant Secretary              1998                  --            --                     --                       --

    Scott R. Francis(8)                2001             136,204        10,594                 20,000                  62,740(10)
      Former Vice President           2000T              61,527        79,631                 40,000                       --
      and Chief Financial              1999             220,192            --                 25,000                       --
      Officer                          1998             134,615            --                 35,000                       --

-----------
(1) Excludes any perquisites and other personal benefits received, the total value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such named executive officer.

(2) Due to a change in our fiscal year end from December 31 to the 52 or 53-week period ending on the Sunday nearest to March 31, we present the transition quarter 2000. We refer to this transition period in the table as 2000T. Amounts shown in the 2000T rows include compensation paid from January 1, 2000 to April 2, 2000.

(3)  Mr. Meier joined the Company in February 2000.

(4)  Mr. Sharp joined the Company in January 2001.

(5)  Mr. Mazelsky joined the Company in August 2000.

(6)  Mr. Enriquez joined the Company in February 1995.

(7)  Ms. Noonan joined the Company in August 1999.

(8) Mr. Francis began his employment with us in May 1998 and resigned as Vice President and Chief Financial Officer as of January 14, 2001.

(9) Represents relocation expenses paid on behalf of the named executive officer.

(10) Represents amounts paid to the executive upon the termination of his employment.

OPTION GRANTS DURING F2001

The following table shows all stock option grants during F2001 to the named executive officers:

                                                 INDIVIDUAL GRANTS
                                                                                                  POTENTIAL REALIZABLE
                                                                                                         VALUE AT
                                          PERCENT OF                                               ASSUMED ANNUAL RATE OF
                          NUMBER OF      TOTAL OPTIONS                                            STOCK PRICE APPRECIATION
                           SHARES         GRANTED TO                                                 FOR OPTION TERM(1)
                         UNDERLYING      EMPLOYEES IN     EXERCISE OR BASE                      ---------------------------
          NAME         OPTIONS GRANTED  FISCAL YEAR (%)     PRICE ($/SH)     EXPIRATION DATE     5%($)             10%($)
          ----        ----------------  --------------    ----------------  ----------------    --------       -----------
Garry E. Meier            300,000             39.94       $      0.75          02/14/11       $141,501.29       $358,592.05

Michael A. Sharp          150,000             19.97       $     0.563          01/02/11       $ 53,110.15       $134,591.55

Richard A. Mazelsky        60,000              7.99       $     1.188          08/01/10       $ 44,827.61       $113,601.96

Glenn C. Enriquez           6,666              0.89       $      1.01          11/10/10       $  4,234.13       $ 10,730.13

Carolyn H. Noonan          10,000              1.33       $      1.01          11/10/10       $  6,351.81       $ 16,096.80

Scott R. Francis           20,000              2.66       $      1.01          11/10/10       $ 12,703.67       $ 32,193.60

-----------
(1) The potential realizable values are based upon assumed 5% and 10% annualized stock price growth rates and are not intended to forecast future price appreciation of our common stock. Actual gains if any, on stock option exercises will depend on the amount, if any, by which the fair market value exceeds the option exercise price on the date the option is exercised. There is no assurance that the amounts reflected in this table will be achieved.

     All options are issued at or above the market price of our common stock on the date of grant.

OPTION EXERCISES AND PERIOD-END VALUES

The following table provides information with respect to the number of unexercised options held by the named executive officers at April 1, 2001 and the value of the unexercised "in the money" options held by each of the named executive officers as of that date. None of the named executive officers exercised any options to purchase our common stock during F2001:


                                                          NUMBER OF
                                            SHARES UNDERLYING UNEXERCISED OPTIONS AT           VALUE OF UNEXERCISED IN-THE-MONEY
                                                       FISCAL YEAR-END(#)                              OPTIONS AT FISCAL
                                                         EXERCISABLE(E)/                            YEAR-END($)EXERCISABLE/
                    NAME                                UNEXERCISABLE(U)                                 UNEXERCISABLE
    ----------------------------------    ----------------------------------------------     --------------------------------------
    Garry E. Meier                                         100,000(E)                                     $-0-(E)
                                                           600,000(U)                                     $-0-(U)

    Michael A. Sharp                                         -0-(E)                                       $-0-(E)
                                                           150,000(U)                                     $-0-(U)


    Richard A. Mazelsky                                      -0-(E)                                       $-0-(E)
                                                            60,000(U)                                     $-0-(U)

    Glenn C. Enriquez                                       10,668(E)                                     $-0-(E)
                                                            22,331(U)                                     $-0-(U)


    Carolyn H. Noonan                                       5,000(E)                                      $-0-(E)
                                                            25,000(U)                                     $-0-(U)


    Scott R. Francis                                       120,000(E)                                     $-0-(E)
                                                             -0-(U)                                       $-0-(U)


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Seid and Hershberg served on the Compensation Committee of our board of directors during F2001. For a description of certain transactions between us and the members of the Compensation Committee or our board of directors, see "Certain Transactions" below.

EXECUTIVE EMPLOYMENT AGREEMENTS

We entered into an amended and restated employment agreement with Mr. Meier on February 7, 2001, which became effective on February 14, 2001, and entered into employment agreements, respectively, with Mr. Mazelsky on August 1, 2000, Mr. Enriquez on February 1, 2000 and Ms. Noonan on July 22, 1999. We entered into an employment agreement with Mr. Sharp on December 21, 2000. The board of directors authorized amendments to Mr. Sharp's employment agreement in May 2001. The board of directors approved the employment agreements with Messrs. Meier, Mazelsky and Sharp. Except as described below, these agreements generally contain the same terms.

The employment agreements provide that Mr. Meier will receive annual base salary for his first year of employment of $300,000 and $325,000 per year for the following three years. Pursuant to the employment agreements, Mr. Mazelsky's annual base salary for his first year of employment is $215,000, Mr. Sharp's is $300,000, Mr. Enriquez's is $120,000 and Ms. Noonan's is $140,000. Thereafter, the board of directors will and have determined the executives annual base salary. The executives will also receive annual performance bonuses based on our achievement of performance goals and objectives. Mr. Meier was entitled to a minimum performance bonus of $150,000 on the first anniversary of his employment and $81,250 on the second anniversary of his employment irrespective of our financial performance during those two fiscal years. Mr. Mazelsky was entitled to a minimum performance bonus of $40,000 for the first year of his employment irrespective of our financial performance.

The executives or we may terminate the employment agreements at any time. The employment agreements continue in effect until terminated by either party in accordance with the terms thereof. If an executive officer resigns without "good reason" or we terminate him or her for "cause" (as defined in the employment agreements), compensation under the employment agreement will end. If we terminate an executive officer without cause or the officer resigns for good reason, the terminated officer will receive, among other things, severance compensation, including a multiple of the officer's annual base salary and bonus (two times salary for Mr. Meier, one-half times salary for Mr. Mazelsky, anywhere from one-half to one times salary for Mr. Sharp, one times salary for Mr. Enriquez and one-half times salary for Ms. Noonan). In addition, all options and stock appreciation rights become immediately exercisable upon termination of employment and certain other unpaid awards made previously under any of our compensation plans or programs immediately vest on the date of such termination.

Messrs. Meier, Mazelsky and Sharp are entitled to severance compensation and other benefits upon the effective date of a "change of control" (as defined in the employment agreements). Mr. Enriquez and Ms. Noonan are entitled to severance compensation and other benefits in the event that they are terminated without cause or resign with good reason within two years of the effective date of a change of control.

In addition, the employment agreements contain confidentiality covenants during the term of employment and noncompetition and nonsolicitation covenants that continue for one year following termination of employment.

SEPARATION AGREEMENT AND RELEASE

We entered into a Separation Agreement and Release with Mr. Francis effective as of January 14, 2001. This agreement was approved by our board of directors.

Under the terms of the agreement with Mr. Francis, Mr. Francis resigned as our Vice President and Chief Financial Officer. We agreed with Mr. Francis that he is entitled to total severance compensation of $652,500 under the relevant provisions of his employment agreement, payable in equal bi-weekly installments. Mr. Francis has the right to exercise any stock option previously granted to him during the two-year period beginning on January 15, 2001. We agreed to provide employee benefits to Mr. Francis in accordance with the terms of his employment agreement. We are prohibited from making any additional severance payments or providing employee benefits to Mr. Francis without approval from the Bankruptcy Court.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of June 29, 2001, information regarding the beneficial ownership of our common stock by: (i) each of our directors; (ii) each of our named executive officers; (iii) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock; and
(iv) all of our directors and executive officers as a group.

                                            TOTAL SHARES                PERCENT BENEFICIALLY
       NAME/ADDRESS(1)                   BENEFICIALLY OWNED                    OWNED
       ---------------                   ------------------              -----------------
       Garry E. Meier                          4,050,901(2)                   46.10

       Jay D. Seid(1)                          3,957,447(3)                    45.5

       Alan E. Schubert                        1,310,298(4)                   15.08

       Triumph-Connecticut, Ltd., a Limited    1,001,236(6)                    10.7
       Partnership(5)

       Nadya I. Schubert                         817,240(7)                     9.4

       Bachow Investment Partners III,
       L.P. (8)                                  749,186(9)                     8.1

       Estate of Louis A. Morelli                616,675(10)                    7.1

       Paul M. Burrell                           578,641(11)                    6.6

       Susan Burrell                             463,641(12)                    5.3

       Richard Mazelsky                           24,100(13)                      *

       Glenn C. Enriquez                          10,668(14)                      *

       Lawrence Chimerine, Ph.D. (1)              17,296(15)                      *

       Carolyn H. Noonan                           5,000(16)                      *

       David S. Hershberg(1)                      15,118(17)                      *

       Michael A. Sharp

       Scott R. Francis(18)                      169,800(19)                      *

       All directors and executive officers    4,129,629                       46.7%
       as a group (8 persons)


--------------
*      Less than 1%

(1) Unless otherwise noted, the business address for all directors, executive officers and 5% shareholders listed above is 1690 South Congress Avenue, Suite 210, Delray Beach, Florida 33445. The address of Mr. Seid is Bachow & Associates, Inc., 3 Bala Plaza East, Fifth Floor, Bala Cynwyd, Pennsylvania 19004. The address of Dr. Chimerine is 880 Briarwood Road, Newtown Square, Pennsylvania 19073. The address of Mr. Hershberg is IBM Corporation, New Orchard Road, Mail Drop 301, Armonk, New York 10504.

(2) Mr. Meier shares voting and investment power with respect to 3,950,901 shares held of record by Messrs. Meier and Seid as Trustees under a voting trust agreement dated as of February 21, 1997 (the "Voting Trust"). Includes currently exercisable options to purchase 100,000 shares.

(3) Mr. Seid shares voting and investment power with respect to 3,950,901 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust. Includes currently exercisable options to purchase 6,546 shares. Does not include 199,000 shares, plus immediately exercisable warrants to purchase 550,186 shares, held of record by Bachow Investment Partners III, L.P., of which Mr. Seid is a limited partner of the general partner (Bala Equity Partners, L.P.) of Bachow Investment Partners III, L.P., and as to which shares and warrants Mr. Seid disclaims beneficial ownership.

(4) Represents shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Alan E. Schubert over which Mr. Schubert has investment power but no voting power.

(5) An affiliate of Triumph Capital Group, Inc. A subsidiary of Triumph Capital Group, Inc. is the sole general partner of Triumph-Connecticut Advisors, L.P., the general partner of Triumph-Connecticut Ltd., a Limited Partnership.

(6) Represents 301,000 shares held of record and immediately exercisable warrants to purchase 700,236 shares.

(7) Mrs. Schubert shares investment power, but has no voting power, over the following: (a) 375,132 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Nadya I. Schubert as Trustee of the Nadya I. Schubert Revocable Trust; (b) 284,857 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Nadya I. Schubert as Trustee of the Lawrence H. Schubert Revocable Trust; (c) 32,500 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Nadya I. Schubert, Trustee of the Nadya I. Schubert Revocable Trust Agreement dated August 25, 1995; (d) 59,751 shares held of record by Nadya I. Schubert and Robert A. Lefcort as Co-trustees of the Robert A. Lefcort Irrevocable Trust; (e) 32,500 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Nadya I. Schubert as Trustee of the Rachel Schubert Trust; and (f) 32,500 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Nadya I. Schubert as Trustee of the Adam Pugh Trust.

(8) An affiliate of Bachow & Associates, Inc., Mr. Seid is a limited partner of Bala Equity Partners, L.P., the general partner of Bachow Investment Partners III, L.P.

(9) Represents 199,000 shares held of record and immediately exercisable warrants to purchase 550,186 shares.

(10) The Estate of Louis A. Morelli shares investment power, but has no voting power, over the following: (a) 500,221 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Louis A. Morelli;
       (b) 58,075 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Louis A. Morelli as Trustee of the Louis J. Morelli S-Stock Trust; and (c) 58,379 shares held of record by Messrs. Meier and Seid as Trustees under the Voting Trust for Louis A. Morelli as Trustee of the Margaret Ann Janisch S-Stock Trust.

(11) Represents 463,641 shares held of record by Mr. Burrell and his wife Susan Burrell, individually, and as tenants by the entirety. Includes currently exercisable options to purchase 115,000 shares. Does not include 98,437 shares held of record by Scott T. Burrell as Trustee of the Paul and Susan Burrell Family Trust. The information relating to Mr. Burrell's stock ownership is as of February 14, 2000, the date on which his employment terminated.

(12) Represents shares held of record by Mrs. Burrell and her husband Paul Burrell, individually, and as tenants by the entirety. Does not include 98,437 shares held of record by Scott T. Burrell as Trustee of the Paul and Susan Burrell Family Trust.

(13)   Includes currently exercisable options to purchase 15,000 shares.

(14)   Represents currently exercisable options to purchase shares.

(15)   Includes currently exercisable options to purchase 6,546 shares.

(16)   Consists of currently exercisable options to purchase shares.

(17)     Includes currently exercisable options to purchase 11,818 shares.

(18) Mr. Francis resigned as Vice President and Chief Financial Officer as of January 14, 2001.

(19) Includes currently exercisable options to purchase 120,000 shares. The information relating to Mr. Francis's stock ownership is as of January 14, 2001, the date on which his employment terminated.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FRANCHISE PURCHASES AND TERMINATIONS

In February 1998, the Company purchased the franchise rights of LM Investors, Inc., an entity owned by Messrs. Matthew Schubert, the son of Lawrence H. Schubert, and Louis J. Morelli, the son of the late Louis A. Morelli. The purchase consisted of four flexible staffing locations in the Chicago, Illinois area, which offices were converted into Company-owned locations. The total purchase price of $6.9 million was paid $5.0 million paid in cash at closing, the issuance of a note for $1.7 million bearing interest at 7.25% per annum and payable quarterly over three years, with the remaining $0.2 million of purchase price consisting of the Company's assumption of approximately $0.1 million of the seller's liabilities under certain employment contracts and the Company's agreement to reduce by approximately $0.1 million the seller's obligation to the Company in connection with the termination of the existing franchise agreements with the Company. In connection with this purchase, the Company granted to Louis
J. Morelli the exclusive option to purchase franchise rights in five specifically identified geographic areas. These options expire at various times from 12 to 42 months after the February 1998 acquisition date. Effective February 1, 1999, the note was renegotiated so that the remaining principal balance of the note, totaling $1.3 million, would bear interest at 8.5% per annum and would be payable in monthly installments totaling $0.3 million in the first year and $0.6 million in the second year, plus a $0.4 million payment at the end of the two year term. As a result of the automatic stay in effect, we are prohibited from making any additional severance payments to Mr. Francis without approval from the Bankruptcy Court.

LEGAL FEES

Louis J. Morelli, Esq. received legal fees for services rendered to the Company during F2001 of approximately $4,800.

REAL ESTATE

A portion of a warehouse and a staffing office location occupied by the Company are leased from TMT Properties, Inc., a company controlled by Paul Burrell, the Company's former Chairman, President and Chief Executive Officer. The warehouse lease, which is on a month-to-month basis, and the staffing office lease, which expires in February 2002, have rental obligations of approximately $2,500 and $2,000 per month, respectively.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The following Financial Statements (with accompanying notes) have been included in Part II, Item 8 of this Form 10-K:

                  Independent Auditor's Report

                  Consolidated Balance Sheets as of April 1, 2001 and April 2,
                      2000

                  Consolidated Statements of Operations for the fiscal year
                      ended April 1, 2001, the transition quarter ended April 2, 2000, and for the years ended December 31, 1999 and 1998

                  Consolidated Statements of Shareholders' Equity for the fiscal year ended April 1, 2001, the transition quarter ended April 2, 2000, and for the years ended December 31, 1999 and 1998

                  Consolidated Statements of Cash Flows for the fiscal year
                      ended April 1, 2001, the transition quarter ended April 2, 2000, and for the years ended December 31, 1999 and 1998

                  Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule has been included in Part II, Item 8 of this Form 10-K:

         Schedule II Valuation and Qualifying Accounts for the fiscal year 2001, the transition quarter 2000, and the years ended December 31, 1999 and 1998.

All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3)   EXHIBITS

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------

          2.1 Agreement among Shareholders and Investors in Outsource International, Inc. dated as of February 21, 1997 (1)

          2.2 Amended and Restated Agreement Among Shareholders dated February 21, 1997 (1)

          3.1              Amended and Restated Articles of Incorporation of the
                           Company (2)

          3.2              Amended and Restated Bylaws of the Company (3)

          4.3              Shareholder Protection Rights Agreement (3)

          4.6 Warrant Dated February 21, 1997 Issued to Triumph-Connecticut Limited Partnership (1)

          4.7 Warrant Dated February 21, 1997 Issued to Bachow Investment Partners III, L.P. (1)

          4.8 Warrant Dated February 21, 1997 Issued to State Street Bank and Trust Company of Connecticut, N.A., as Escrow Agent (1)

          9.1 Voting Trust Agreement among Outsource International, Inc., Richard J. Williams and Paul Burrell, as Trustee and certain shareholders of Outsource International, Inc. dated as of February 21, 1997
                           (10)

          10.1 Securities Purchase Agreement among Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., Outsource International, Inc., Capital Staffing Fund, Inc., Outsource Franchising, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Employees Insurance Services, Inc. and Outsource International of America, Inc. dated as of February 21, 1997 (1)

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------

          10.2 Registration Rights Agreement among Outsource International, Inc., Triumph-Connecticut Limited Partnership, Bachow Investment Partners III, L.P., and shareholders of Outsource International, Inc. dated as of February 21, 1997 (1)

          10.3 Employment Agreement between Carolyn Noonan and the Company dated as of July 22, 1999 (5)

          10.4             Stock Option Plan, as amended Effective May 8, 1998
                           (4)

          10.5 Form of Accumulated Adjustments Account Promissory Note dated February 20, 1997 issued by Capital Staffing Fund, Inc., Outsource Franchising, Inc. and Outsource International of America, Inc. to the following shareholders of the Company and Schedule of Allocation of AAA Distribution to such Shareholders:
                           Lawrence H. Schubert Revocable Trust; Robert A. Lefcort Irrevocable Trust; Nadya I. Schubert Revocable Trust; Louis J. Morelli S Stock Trust; Margaret Ann Janisch S Stock Trust; Matthew Schubert Outsource Trust; Jason Schubert Outsource Trust; Alan
                           E. Schubert; Louis A. Morelli; Louis J. Morelli; Raymond S. Morelli; Matthew B. Schubert; Mindi Wagner; Margaret Morelli Janisch; Robert A. Lefcort; and Paul M. Burrell (1)

          10.6 Employment Agreement between Garry E. Meier and the Company dated as of February 14, 2000 (6)

          10.7 Separation Agreement and Release between Paul Burrell and the Company effective February 14, 2000 (7)

          10.8 Separation Agreement and Release between Robert Lefcort and the Company effective April 6, 2000 (7)

          10.9 Separation Agreement and Release between Brian Nugent and the Company effective April 21, 2000 (7)

          10.10 Asset Purchase Agreement by and between Team Staff, Inc., Teamstaff V, Inc. and Outsource International, Inc., Synadyne I, Inc., Synadyne II, Inc., Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, dated as of April 7, 2000 (6)

          10.11 Shared Services Agreement by and between Team Staff, Inc. and Outsource International, Inc., dated as of April 7, 2000 (6)

          10.12 Financing Agreement, dated as of August 15, 2000, among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc. (8)

          10.13 First Amendment to Financing Agreement, dated as of November 8, 2000 among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.**

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------

          10.14 Second Amendment to Financing Agreement, dated as of November 16, 2000 among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.**

          10.15 Third Amendment to Financing Agreement, dated as of April 30, 2001 among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc. (11)

          10.16 Letter Agreement dated May 16, 2001 between Outsource International, Inc., as Administrative Borrower, and Ableco Finance LLC, as Collateral Agent (12)

          10.17 Letter Agreement dated May 30, 2001 between Outsource International, Inc., as Administrative Borrower, and Ableco Finance LLC, as Collateral Agent (12)

          10.18 Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Finance LLC (8)

          10.19 Term A Note, dated August 15, 2000, in the amount of $8,800,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of A2 Funding LP (8)

          10.20 Term B Note, dated August 15, 2000, in the amount of $9,000,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of Ableco Holding LLC (8)

          10.21 Revolving Credit Note, dated August 15, 2000, in the amount of $33,400,000, made by Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, to the order of The CIT Group/Business Credit, Inc. (8)

          10.22            Warrant, dated August 15, 2000, issued to Ableco
                           Holding LLC (8)

          10.23 Registration Rights Agreement, dated as of August 15, 2000, between Outsource International, Inc. and Ableco Holding LLC (8)

          10.24 Restructuring Agreement, dated as of August 15, 2000, among Outsource International, Inc., Fleet National Bank, as agent, and each of the banks party thereto
                           (8)

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------

          10.25 Notes, each dated August 15, 2000, totaling $5,343,262, made by Outsource International, Inc., as Borrower, to the order of Fleet National Bank ($2,200,168.28); LaSalle Bank National Association ($1,257,237.49); Comerica Bank ($1,257,237.49); and
                           SunTrust Bank ($628,618.74) (8)

          10.26 Warrant Purchase Agreement, dated as of August 15, 2000, among Outsource International, Inc., Fleet National Bank, Comerica Bank, LaSalle Bank National Association and SunTrust Bank (8)

          10.27 Form of Warrant, dated August 15, 2000, issued to Fleet National Bank (215,874 shares), Comerica Bank (123,356), LaSalle Bank National Association (123,356) and SunTrust Bank (61,679) (8)

          10.28 Employment Agreement between Richard Mazelsky and the Company dated as of August 1, 2000 (9)

          10.29 Employment Agreement between Michael A. Sharp and the Company dated as of December 21, 2000 (9)

          10.30            Separation Agreement and Release between Scott R.
                           Francis and the Company effective January 14, 2001
                           (9)

          10.31 Amended and Restated Employment Agreement between Garry Meier and the Company dated as of February 7, 2000**

          21               Subsidiaries of Outsource International, Inc.**


--------------------
          **     Filed herewith

          (1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on August 12, 1997

          (2) Incorporated by reference to the Exhibits to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on October 21, 1997

          (3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-33443), as filed with the Securities and Exchange Commission on September 23, 1997

          (4) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998

          (5) Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 16, 1999

          (6) Incorporated by reference to the exhibits to the Company's Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 20, 2000

          (7) Incorporated by reference to the exhibits to the Company's Form 10-Q for the transition period ended April 2, 2000, as filed with the Securities and Exchange Commission on May 17, 2000

          (8) Incorporated by reference to the exhibits to the Company's Form 10-Q for the quarterly period ended July 2, 2000, as filed with the Securities and Exchange Commission on August 21, 2000

          (9) Incorporated by reference to the exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-48926) as filed with the Securities and Exchange Commission on January 17, 2001

          (10) Incorporated by reference to the exhibits to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-48926) as filed with the Securities and Exchange Commission on January 30, 2001

          (11) Incorporated by reference to the exhibits to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 2, 2001

          (12) Incorporated by reference to the exhibits to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 4, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OUTSOURCE INTERNATIONAL, INC.

Dated:  July 17, 2001                By:   /s/  GARRY E. MEIER
                                        -------------------------------------
                                        Garry E. Meier
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  NAME                                       CAPACITY                                             DATE
  ----                                       --------                                             ----
  /s/ GARRY E. MEIER                         Chairman of the Board, Chief Executive Officer       July 17, 2001
  -------------------------------            and President (Principal Executive Officer)
  Garry E. Meier                             and Director



  /s/ MICHAEL A. SHARP                       Chief Financial Officer and Executive Vice           July 17, 2001
  -------------------------------            President (Principal Financial Officer)
  Michael A. Sharp


  /s/ CAROLYN H. NOONAN                      Vice President and Controller (Principal             July 17, 2001
  -------------------------------            Accounting Officer)
  Carolyn H. Noonan


  /s/ DAVID S. HERSHBERG                     Director                                             July 17, 2001
  -------------------------------
  David S. Hershberg


  /s/ JAY D. SEID                            Director                                             July 17, 2001
  -------------------------------
  Jay D. Seid


  /s/ DR. LAWRENCE CHIMERINE                 Director                                             July 17, 2001
  -------------------------------
  Dr. Lawrence Chimerine



                                INDEX TO EXHIBITS

   Exhibit Number        Exhibit Description
   --------------        -------------------

       10.13 First Amendment to Financing Agreement, dated as of November 8, 2000 among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.

       10.14 Second Amendment to Financing Agreement, dated as of November 16, 2000 among Outsource International, Inc., Outsource International of America, Inc., Outsource Franchising, Inc., Guardian Employer East, LLC and Guardian Employer West, LLC, as Borrowers, the other subsidiaries of Outsource International, Inc., as Guarantors, Ableco Finance LLC, as agent for certain Lenders, and The CIT Group/Business Credit, Inc.

       10.31 Amended and Restated Employment Agreement between Garry Meier and the Company dated as of February 7, 2000

       21                Subsidiaries of Outsource International, Inc.